Form 10-Q
period 2014-09-30
Fortress Investment Group LLC
filed 2014-10-30
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Class A Shares: 208,535,157 outstanding as of October 24, 2014.
Class B Shares: 226,331,513 outstanding as of October 24, 2014.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds, private permanent capital vehicle and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital of our publicly traded permanent capital vehicles,

(iii)
the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee); and

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged.

For each of the above, the amounts exclude assets under management for which we charge either no or nominal fees, generally related to our investments in our funds as well as investments in our funds by our principals, directors and employees.

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

“Fortress Operating Group” or “FOG” refers to the limited partnerships and their subsidiaries through which we conduct our business and hold our investments. The public company controls the Fortress Operating Group through wholly owned subsidiaries that serve as the general partner of each FOG entity.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Investment Manager
Cash and cash equivalents	$332,158	$364,583
Due from affiliates	165,074	407,124
Investments	1,099,955	1,253,266
Investments in options	70,251	104,338
Deferred tax asset, net	385,301	354,526
Other assets	174,623	190,595
Investment Company - consolidated VIEs
Cash and cash equivalents	16,604	—
Receivables from brokers and counterparties	40,825	—
Investments, at fair value	133,857	—
Other assets	920	—
	2,419,568	2,674,432
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	135,063	—
Fixed assets, net	290,481	—
Goodwill	125,407	—
Intangible assets, net	155,133	—
Other assets, net	116,893	—
	822,977	—
Total Assets	$3,242,545	$2,674,432

Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$269,060	$417,309
Due to affiliates	356,189	344,832
Deferred incentive income	283,684	247,556
Debt obligations payable	75,000	—
Other liabilities	116,113	49,830
Investment Company - consolidated VIEs
Due to brokers and counterparties	12,577	—
Securities sold not yet purchased, at fair value	37,258	—
Other liabilities	1,477	—
	1,151,358	1,059,527
Non-Investment Manager - consolidated VIE
Deferred revenue	36,125	—
Debt obligations payable	232,275	—
Accrued expenses and other liabilities	72,179	—
	340,579	—
Total Liabilities	1,491,937	1,059,527

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2014 (Unaudited)	December 31, 2013
Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIE	34,887	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 208,004,183
and 240,741,920 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
and 249,534,372 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	2,004,828	2,112,720
Retained earnings (accumulated deficit)	(1,412,494)	(1,286,131)
Accumulated other comprehensive income (loss)	(1,870)	(1,522)
Total Fortress shareholders’ equity	590,464	825,067
Principals’ and others’ interests in equity of consolidated subsidiaries	587,315	789,838
Non-controlling interests in equity of Investment Company - consolidated VIEs	58,426	—
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	479,516	—
Total Equity	1,715,721	1,614,905
Total Liabilities, Redeemable Non-controlling Interests and Equity	$3,242,545	$2,674,432

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Investment Manager
Management fees: affiliates	$133,674	$121,593	$397,200	$388,957
Management fees: non-affiliates	16,774	15,361	52,112	45,531
Incentive income: affiliates	30,941	40,934	125,634	103,176
Incentive income: non-affiliates	343	1,907	1,030	4,770
Expense reimbursements: affiliates	50,600	49,301	153,448	149,308
Expense reimbursements: non-affiliates	4,869	1,904	9,931	4,752
Other revenues (affiliate portion disclosed in Note 7)	1,302	1,019	4,325	2,954
Investment Company - consolidated VIEs
Interest and dividend income	196	—	244	—
	238,699	232,019	743,924	699,448

Non-Investment Manager - consolidated VIE
Advertising	96,761	—	236,434	—
Circulation	49,803	—	118,049	—
Commercial printing and other	18,497	—	42,832	—
	165,061	—	397,315	—
Total Revenues	403,760	232,019	1,141,239	699,448

Expenses
Investment Manager
Compensation and benefits	187,249	146,457	543,882	539,591
General, administrative and other	40,855	33,315	120,646	99,970
Depreciation and amortization	4,997	3,501	14,335	10,094
Interest expense	916	778	2,554	4,856
Investment Company - consolidated VIEs
Other	466	—	685	—
	234,483	184,051	682,102	654,511

Non-Investment Manager - consolidated VIE
Operating costs	93,716	—	225,249	—
General, administrative and other	54,375	—	130,900	—
Depreciation and amortization	10,854	—	26,201	—
Interest expense	4,519	—	10,813	—
Loss on extinguishment of debt	—	—	9,047	—
	163,464	—	402,210	—
Total Expenses	397,947	184,051	1,084,312	654,511

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(19,359)	7,503	(26,235)	45,578
Tax receivable agreement liability adjustment	(4,036)	—	(4,036)	(7,739)
Earnings (losses) from equity method investees	38,928	60,508	81,750	125,515
Investment Company - consolidated VIEs
Gains (losses)	(4,991)	—	(4,427)	—
Total Other Income (Loss)	10,542	68,011	47,052	163,354

Income (Loss) Before Income Taxes	16,355	115,979	103,979	208,291
Income tax benefit (expense) - Investment Manager	(3,024)	(14,794)	(16,934)	(42,236)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	(3,116)	—	(1,704)	—
Total Income Tax Benefit (Expense)	(6,140)	(14,794)	(18,638)	(42,236)
Net Income (Loss)	$10,215	$101,185	$85,341	$166,055
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	10,842	58,804	58,946	111,421
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	(2,042)	—	(1,885)	—
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	(9)	—	(9)	—
Non-controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	(3,014)	—	(10,305)	—
Net Income (Loss) Attributable to Class A Shareholders	4,438	42,381	38,594	54,634
	$10,215	$101,185	$85,341	$166,055
Dividends declared per Class A share	$0.26	$0.06	$0.42	$0.18

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.02	$0.17	$0.18	$0.23
Net income (loss) per Class A share, diluted	$0.02	$0.12	$0.17	$0.21
Weighted average number of Class A shares outstanding, basic	208,014,692	239,404,587	210,874,640	234,750,585
Weighted average number of Class A shares outstanding, diluted	220,792,711	502,091,166	457,019,507	499,562,470

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss) (net of tax)
Net income (loss)	$10,215	$101,185	$85,341	$166,055
Investment Manager
Foreign currency translation	351	(46)	(1,251)	(1,862)
Comprehensive income (loss) from equity method investees	—	(1)	—	4,135
Total comprehensive income (loss)	$10,566	$101,138	$84,090	$168,328
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	10,997	58,772	58,081	112,842
Comprehensive income (loss) attributable to redeemable non-controlling interests of Investment Company - consolidated VIE	(2,042)	—	(1,885)	—
Comprehensive income (loss) attributable to non-controlling interests in Investment Company - consolidated VIEs	(9)	—	(9)	—
Comprehensive income (loss) attributable to non-controlling interests of Non- Investment Manager - consolidated VIE	(3,014)	—	(10,305)	—
Comprehensive income (loss) attributable to Class A shareholders	4,634	42,366	38,208	55,486
	$10,566	$101,138	$84,090	$168,328

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Non-controlling Interests in Equity of Investment Company and Non-Investment Manager	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$(1,522)	$825,067	$789,838	$—	$1,614,905
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	60,026	—	60,026
Contributions for non-controlling interests in equity of Investment Company	—	—	—	—	—	—	—	58,435	58,435
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(153,212)	—	(153,212)
Consolidation of New Media	—	—	—	—	—	—	—	383,040	383,040
Issuance of New Media common stock (net of offering costs)	—	—	—	—	—	—	—	114,850	114,850
Dividends declared	—	—	(85,181)	—	—	(85,181)	—	(8,069)	(93,250)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(1,013)	—	—	(1,013)	(1,794)	—	(2,807)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	3,033	—	—	3,033	91	—	3,124
Director restricted share grant	89,390	—	312	—	—	312	348	—	660
Capital increase related to equity-based compensation, net	4,538,289	—	17,592	—	—	17,592	19,793	—	37,385
Dilution impact of equity transactions (Note 7)	—	—	(42,635)	—	38	(42,597)	42,597	—	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	186,551	—	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	(164,957)	(228,453)	—	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	(186,551)	—	—	(186,551)
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes $(1.9) million loss allocated to redeemable non-controlling interests)	—	—		38,594	—	38,594	58,946	(10,314)	87,226
Foreign currency translation	—	—	—	—	(386)	(386)	(865)	—	(1,251)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	—	—	—	—
Total comprehensive income (loss)						38,208	58,081	(10,314)	85,975
Equity - September 30, 2014	208,004,183	226,331,513	$2,004,828	$(1,412,494)	$(1,870)	$590,464	$587,315	$537,942	$1,715,721

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$85,341	$166,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	14,335	10,094
Other amortization and accretion (included in interest expense)	585	704
(Earnings) losses from equity method investees	(81,750)	(125,515)
Distributions of earnings from equity method investees	78,337	53,576
(Gains) losses	26,235	(45,578)
Deferred incentive income	(66,778)	(50,262)
Deferred tax (benefit) expense	8,426	53,048
Options received from affiliates	(3,346)	(36,470)
Tax receivable agreement liability adjustment	4,036	7,739
Equity-based compensation	29,584	28,648
Options in affiliates granted to employees	759	7,757
Other	(653)	633
Investment Company - consolidated VIEs
(Gains) losses	4,427	—
Non-Investment Manager - consolidated VIE
Depreciation and amortization	26,201	—
Loss on extinguishment of debt	5,949	—
Amortization of deferred financing costs (included in interest expense)	708	—
Deferred tax (benefit) expense	1,704	—
Other	462	—
Cash flows due to changes in
Investment Manager
Due from affiliates	(11,197)	(88,276)
Other assets	32,307	1,950
Accrued compensation and benefits	(81,405)	204,718
Due to affiliates	(21,685)	5,737
Deferred incentive income	99,553	105,753
Other liabilities	36,437	32,197
Investment Company - consolidated VIEs
Purchases of investments and payments to cover securities sold not yet purchased	(458,794)	—
Proceeds from sale of investments and securities sold not yet purchased	386,242	—
Receivables from brokers and counterparties	(40,825)	—
Other assets	(9,362)	—
Due to brokers and counterparties	12,577	—
Other liabilities	2,467	—
Non-Investment Manager - consolidated VIE
Other assets	239	—
Deferred revenue	(439)	—
Accrued expenses and other liabilities	(1,016)	—
Net cash provided by (used in) operating activities	79,661	332,508

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(21,487)	(25,885)
Distributions of capital from equity method investees	368,373	257,829
Purchase of securities	(14,936)	(19,460)
Proceeds from sale of equity securities	83,039	9,951
Purchase of fixed assets	(7,631)	(7,777)
Purchase of software and technology-related assets	(25,976)	—
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	23,845	—
Purchase of fixed assets	(2,550)	—
Acquisitions, net of cash acquired	(71,822)	—
Other	714	—
Net cash provided by (used in) investing activities	331,569	214,658
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	(149,453)
Borrowings under debt obligations	125,000	—
Payment of deferred financing costs	—	(2,367)
Proceeds from public offering (Note 9)	186,551	—
Repurchase of Class B shares (Note 9)	(186,551)	—
Repurchase of Class A shares (Note 9)	(363,410)	—
Dividends and dividend equivalents paid	(88,617)	(43,168)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	600	391
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(152,686)	(145,697)
Excess tax benefits from delivery of RSUs	3,030	—
Investment Company - consolidated VIEs
Redeemable non-controlling interests - contributions	16,253	—
Non-redeemable non-controlling interests in Investment Company - contributions	58,435	—
Non-Investment Manager - consolidated VIE
Repayments of debt obligations	(185,989)	—
Borrowings under debt obligations	239,840	—
Payment of debt issuance costs	(2,505)	—
Proceeds from public offering (net of offering costs)	116,130	—
Dividends and dividend equivalents paid	(8,069)	—
Net cash provided by (used in) financing activities	(291,988)	(340,294)
Net Increase (Decrease) in Cash and Cash Equivalents	119,242	206,872

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash and Cash Equivalents, Beginning of Period	364,583	104,242
Cash and Cash Equivalents, End of Period	$483,825	$311,114
Cash and Cash Equivalents - Investment Manager, End of Period	$332,158	$311,114
Cash and Cash Equivalents - Investment Company - consolidated VIEs, End of Period	$16,604	$—
Cash and Cash Equivalents - Non-Investment Manager - consolidated VIE, End of Period	$135,063	$—
Supplemental Disclosure of Cash Flow Information
Investment Manager
Cash paid during the period for interest	$1,292	$3,586
Cash paid during the period for income taxes	$4,207	$2,990
Investment Company - consolidated VIEs
Cash paid during the period for interest	$208	$—
Non-Investment Manager - consolidated VIE:
Cash paid during the period for interest	$8,763	$—
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment Manager
Employee compensation invested directly in subsidiaries	$59,285	$52,105
Investments of incentive receivable amounts into Fortress Funds	$256,993	$206,455
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$3,255
Investment Company - consolidated VIEs
Non-cash redeemable non-controlling interests - contributions	$20,519	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Investment Manager

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress”) is a leading, highly diversified global investment management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies, including related managed accounts (collectively, the “Fortress Funds”). Fortress generally makes investments in these funds.

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its investments in the funds. In the third quarter of 2014, Fortress reorganized its segments (see Note 11). The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and
b)    Entities which Fortress collectively refers to as "permanent capital vehicles" which includes (i) publicly traded companies that are externally managed by Fortress pursuant to management agreements (the "publicly traded permanent capital vehicles") and (ii) a private fund (the "private permanent capital vehicle"). The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets and media assets and the private permanent capital vehicle invests in transportation and infrastructure assets. Fortress expects the private fund will become a publicly traded company externally managed by Fortress.

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

In January 2014, Fortress announced that it is launching an affiliated manager platform. The first fund to join the new platform will be the Fortress Asia Macro Funds. Pending certain regulatory approvals, over the course of 2014, the Fortress Asia Macro Funds and related managed accounts will be transitioned to Graticule Asset Management Asia, L.P. ("Graticule Asset Management"), a new asset management business in which Fortress will have a non-controlling equity interest. Fortress will retain a perpetual minority interest in Graticule Asset Management amounting up to approximately 42.5% of earnings during 2014 and declining to approximately 27% of earnings over time. Fortress expects to receive additional fees for providing infrastructure services (technology, back office, and other services) to Graticule Asset Management. Upon completing the transition, Fortress will record this interest at its fair value, and expects to record a resulting gain and related compensation expense.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Investment Company - Consolidated VIEs

In 2014, Fortress formed a new liquid hedge fund and new private equity fund. Fortress determined that these funds qualify as variable interest entities and that it was the primary beneficiary and therefore consolidates these funds. For the new liquid hedge fund, the fund's unrelated limited partners or members have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner or managing member without cause based on a simple unaffiliated majority vote. The new liquid hedge fund also allows investors to redeem their interests on a periodic basis at their net asset value. Fortress expects to deconsolidate the liquid hedge fund when sufficient third party capital is raised.

During the second quarter of 2014, certain credit hedge funds formed new investment vehicles. Fortress is the sub-advisor to the new entities but does not have a direct interest in the entities. Fortress determined that these investment vehicles qualify as variable interest entities and that it was the primary beneficiary and therefore consolidates the entities. The investment vehicles entered into a warehouse financing agreement with a third party lender which has agreed to lend the investment vehicles up to €300.0 million. As of September 30, 2014, the investment vehicles did not hold any assets or have any debt outstanding. Any debt obligations of the investment vehicles would not be cross collateralized with the debt obligations of the Investment Manager. Fortress has no obligation to satisfy the liabilities of the investment vehicles. Similarly, Fortress does not have the right to make use of the assets of the investment vehicles to satisfy its obligations. Any debt obligations of the investment vehicles would not have an impact on the Investment Manager's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Under U.S. generally accepted accounting principles ("GAAP"), the funds and investment vehicles referred to above are investment companies and, as required, Fortress has retained the specialized accounting of these entities. Consequently, Fortress’s financial statements include the assets, liabilities, related operations and cash flows of these consolidated entities (collectively, the "Investment Company"). The ownership interests in the Investment Company which are not owned by Fortress and which are redeemable by an investor are reflected as Redeemable Non-controlling Interests in the accompanying consolidated financial statements.

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Nine Months Ended September 30, 2014
Beginning balance	$—
Capital contributions	36,772
Redeemable Non-controlling Interests in income (loss) of Investment Company	(1,885)
$34,887

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Fortress has no obligation to satisfy the liabilities of New Media or the Investment Company. Similarly, Fortress does not have the right to make use of New Media or the Investment Company's assets to satisfy its obligations.

Non-Investment Manager

Consolidation of New Media

On February 14, 2014, Newcastle Investment Corp. ("Newcastle") (NYSE: NCT) completed the distribution of all of the common shares it held of New Media Investment Group Inc. ("New Media" or the "Media Business") (NYSE: NEWM), publishers of locally based print and online media in the United States, to its stockholders. Fortress entered into a management agreement with New Media and under the terms of the management agreement, Fortress manages the operations of New Media and in return receives a management fee of 1.5% per annum of New Media's Total Equity (as defined in the management agreement) and incentive income. In addition to these fees, in order to compensate Fortress for its successful efforts in raising capital for New Media, Fortress receives options to purchase shares of New Media's common stock in connection with each common stock offering. Fortress determined that New Media qualifies as a variable interest entity and, upon completion of Newcastle's distribution of New Media's common shares, that it was the primary beneficiary and therefore consolidates New Media. The operations of New Media consist of the consolidated operations of GateHouse Media, LLC ("GateHouse") and Local Media Group Holdings LLC ("Local Media"). Although New Media’s operating results impact net income, they do not have a material impact on the net income (loss) attributable to Fortress’s Class A shareholders, Class A basic and diluted earnings per share, or total Fortress’s shareholders’ equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of September 30, 2014, Fortress owned approximately 0.20% of New Media’s outstanding common stock.

The fiscal year of New Media ends on the Sunday closest to December 31.  Fiscal year 2014 includes 52 weeks.  New Media's third fiscal quarter ended on September 28, 2014, as such, all references to September 30, 2014 reflect New Media's interim consolidated financial statements as of September 28, 2014, for the three months ended September 28, 2014 or for the period from February 14, 2014 to September 28, 2014, as applicable.

New Media is one of the largest publishers of locally based print and online media in the United States as measured by the number of daily publications. New Media operates in 372 markets across 27 states. New Media’s portfolio of products includes 450 community publications, 372 websites, 365 mobile sites, and six yellow page directories. New Media reaches over 14 million people per week and serves over 130,000 business customers.

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
SEPTEMBER 30, 2014
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

During the period from February 14, 2014 to September 30, 2014, New Media completed four acquisitions of regional media assets (which include publications and newspapers) for a total purchase price of $72.2 million. The related assets and liabilities were recorded at their estimated fair values as of the date of each acquisition.

If New Media and its related acquisitions had been consolidated as of January 1, 2013, total revenue would have increased by approximately $14.8 million and $186.1 million for the three months ended September 30, 2014 and 2013, respectively, and $140.1 million and $553.2 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, net income would have increased by $0.2 million for the three months ended September 30, 2014 and decreased by $137.8 million for the three months ended September 30, 2013, and decreased by $24.5 million and $210.3 million for the nine months ended September 30, 2014 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s investments in the Fortress Funds. Also includes investments, at fair value of the Investment Company which Fortress consolidates.

Deferred Tax Asset, net	6	Relates to potential future net tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the Investment Manager's and New Media's credit agreements.

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
The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the publicly traded permanent capital vehicles and publicly traded portfolio companies).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its investments in these funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

In August 2014, the FASB issued an accounting standard update on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity ("CFE"). The standard provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. Fortress is currently evaluating the impact on its consolidated financial statements.

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
SEPTEMBER 30, 2014
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

Redeemable Non-controlling Interests represent the ownership interests in the Investment Company which are redeemable by an investor and not owned by Fortress.

Non-controlling interests in equity of Investment Company represents the ownership interests in the Investment Company which are not redeemable and are held by entities or persons other than Fortress.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Fortress is exposed to economic risk concentrations insofar as it is dependent on the ability of the Fortress Funds to compensate it for the services which Fortress provides to these funds. Further, the incentive income component of this compensation is based on the ability of the Fortress Funds to generate adequate returns on their investments. In addition, substantially all of Fortress’s net assets, after deducting the portion attributable to non-controlling interests, are comprised of Fortress's investments in, or receivables from, these funds.

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

Stock Options Received - Fully vested stock options are issued to Fortress by certain of the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the publicly traded permanent capital vehicles' option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as Gains (Losses).

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Other Assets and Other Liabilities:

Other assets are presented net of allowances for uncollectible amounts of $2.3 million as of September 30, 2014 and $3.3 million as of December 31, 2013, respectively, and changes thereto were recorded as General and Administrative expense. Other assets and liabilities are comprised of the following:

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

-	Equity Securities - Equity securities consist primarily of investments in unaffiliated publicly traded companies, which are valued based on quoted market prices.

-
Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. During the three months ended September 30, 2014, Fortress recognized an impairment charge of $11.5 million. From purchase date through June 30, 2014, Fortress recorded a cumulative unrealized loss of $6.0 million and a $5.5 million loss in the third quarter of 2014.

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

-
Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Any unrealized gains or losses on derivatives not designated as hedges are recorded in Gains (Losses). Net payments under these derivatives are similarly recorded, but as realized. Fortress did not have any derivatives designated as hedges for the nine months ended September 30, 2014 and 2013.

Derivatives, Investment Company - Derivatives held by the Investment Company are entered into as part of its trading and investment strategy. These derivatives are measured at fair value and any changes in fair value are recorded in Investment Company Gains (Losses). Derivative assets held by the Investment Company are included in Investments, at fair value and derivative liabilities are included in Other Liabilities. Derivatives can be exchange-traded or over the counter ("OTC") contracts. Derivatives include options, swap contracts, forward foreign currency contracts and futures contracts.

Receivables from/Due to Brokers and Counterparties, Investment Company - Securities transactions of the Investment Company are primarily maintained, cleared and held by registered U.S. broker-dealers pursuant to prime broker account agreements.  As of September 30, 2014, the receivables from/due to brokers balances in the consolidated balance sheets include cash at and due to brokers and the net receivable/payable for investment transactions pending settlement.  The cash at brokers includes proceeds received from securities sold, not yet purchased which is subject to certain restrictions until the securities are purchased.  Substantially all investments owned are held as collateral by the brokers against various margin obligations and as collateral for securities sold, not yet purchased.  The cash at brokers earns interest at the prevailing market rates.

Securities Sold Not Yet Purchased, At Fair Value, Investment Company - These are securities that the Investment Company sold but did not own prior to the sale. In order to facilitate short sales, the Investment Company borrows securities from another party and delivers them to the buyer. The Investment Company is required to "cover" short sales by purchasing securities in the market at the prevailing market prices and delivering them to the counterparties from which it borrowed. The Investment Company is exposed to losses to the extent that the security price increases during the time from when the Investment Company borrows the securities to when it purchases them in the market to cover the short sales. Changes in the value of these securities are reflected as gains (losses) in the accompanying consolidated statements of operations.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the nine months ended September 30, 2014 and 2013.

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

For profit sharing plans related to private equity funds, the private permanent capital vehicle and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

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

Fortress may withhold a portion of the profit sharing payments relating to private equity fund, private permanent capital vehicle or credit PE fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Fixed assets for New Media consisted of the following:

September 30, 2014
Land	$25,940
Buildings and improvements	127,497
Machinery and equipment	143,431
Furniture, fixtures, and computer software	14,187
Construction in progress and other non-depreciating assets	1,350
$312,405
Less: accumulated depreciation	(21,924)
Total	$290,481
Depreciation expense related to fixed assets of New Media for the three months ended September 30, 2014 and for the period from February 14, 2014 to September 30, 2014, was $9.2 million and $22.0 million, respectively.

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

Amortization of intangible assets is included within depreciation and amortization on the consolidated statements of operations and is calculated using the straight-line method based on the following estimated useful lives:

Advertiser relationships	14 - 16 years
Customer relationships	14 - 16 years
Subscriber relationships	13 - 16 years
Trade names	10 years

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Goodwill and intangible assets related to New Media consisted of the following:

	September 30, 2014
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Amortized intangible assets:
Advertiser relationships	$62,325	$(2,437)	$59,888
Customer relationships	7,763	(245)	7,518
Subscriber relationships	38,016	(1,470)	36,546
Trade name	262	(17)	245
Total	$108,366	$(4,169)	$104,197

Nonamortized intangible assets:
Mastheads			50,936
Total intangible assets, net			$155,133

Goodwill			$125,407

As of September 30, 2014, the weighted average amortization periods for amortizable intangible assets are 15.8 years for advertiser relationships, 15.9 years for customer relationships, 15.9 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.8 years.

Amortization expense related to amortizable intangible assets of New Media for the three months ended September 30, 2014 and for the period from February 14, 2014 to September 30, 2014 was $1.7 million and $4.2 million, respectively. Estimated future amortization expense as of September 30, 2014, is as follows:

October 1, 2014 to December 31, 2014	$1,755
2015	7,022
2016	7,022
2017	7,022
2018	7,022
Thereafter	74,354
Total	$104,197

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Other Assets and Other Liabilities - Other assets are presented net of allowances for uncollectible amounts of $4.7 million as of September 30, 2014, which were recorded as general, administrative and other. Other assets and liabilities of the Non-Investment Manager are comprised of the following:

	Other Assets		Other Liabilities
	September 30, 2014		September 30, 2014
Accounts receivable, net	$73,303	Accounts payable	$8,638
Inventory	11,106	Accrued expenses	46,287
Prepaid expenses	7,298	Pension and postretirement benefit obligations	9,094
Miscellaneous assets	25,186	Miscellaneous liabilities	8,160
	$116,893		$72,179

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following provides information on the components of net periodic benefit cost (income) for the pension plans and postretirement medical and life insurance plans for the three months ended September 30, 2014 and for the period from February 14, 2014 to September 30, 2014:

			Period from February 14, 2014
	Three Months Ended September 30, 2014		to September 30, 2014
	Pension	Postretirement	Pension	Postretirement
Service cost	$75	$9	$225	$25
Interest cost	295	63	885	190
Expected return on plan assets	(406)	—	(1,218)	—
Net periodic benefit cost (income)	$(36)	$72	$(108)	$215

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

3. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Investment Manager

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of returns, or profits, subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to non-controlling interests, are a result of Fortress's investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Private Equity
Private Equity Funds
Management fees: affil.	$33,585	$33,686	$104,228	$99,221
Management fees: non-affil.	53	123	364	345
Incentive income: affil.	—	6,433	22,094	21,742

Permanent Capital Vehicles
Management fees: affil.	16,021	13,884	45,288	43,600
Management fees, options: affil.	1,742	—	3,346	36,470
Management fees: non-affil.	667	643	2,358	2,959
Incentive income: affil.	8,887	4,178	32,142	5,378

Liquid Hedge Funds
Management fees: affil.	29,263	24,313	86,328	61,373
Management fees: non-affil.	4,470	6,324	17,045	18,008
Incentive income: affil.	700	10,886	1,686	17,350
Incentive income: non-affil.	—	1,138	44	3,625

Credit Funds
Credit Hedge Funds
Management fees: affil.	28,755	25,455	84,044	75,284
Management fees: non-affil.	41	26	85	151
Incentive income: affil.	8,282	10,756	26,015	31,330

Credit PE Funds
Management fees: affil.	23,540	23,633	71,799	71,115
Management fees: non-affil.	31	35	99	104
Incentive income: affil.	13,072	8,681	43,697	27,376
Incentive income: non-affil.	343	769	986	1,145

Logan Circle
Management fees: affil.	768	622	2,167	1,894
Management fees: non-affil.	11,512	8,210	32,161	23,964

Total
Management fees: affil.	$133,674	$121,593	$397,200	$388,957
Management fees: non-affil.	$16,774	$15,361	$52,112	$45,531
Incentive income: affil. (A)	$30,941	$40,934	$125,634	$103,176
Incentive income: non-affil.	$343	$1,907	$1,030	$4,770

(A)
 See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily the private equity funds, private permanent capital vehicle and credit PE funds, is received when such funds realize returns, or profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2014 and 2013. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $77.1 million and $185.9 million of additional incentive income would have been recognized during the nine months ended September 30, 2014 and 2013, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2014 and 2013, Fortress recognized $43.7 million and $27.4 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2013	$1,015,084		$(767,528)	$247,556	$696,333
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	365,164
Distribution of private equity funds and credit PE funds incentive income	102,541		N/A	102,541	(102,541)
Distribution of private permanent capital vehicle incentive income	217		N/A	217	(217)
Recognition of previously deferred incentive income	N/A		(66,778)	(66,778)	N/A
Changes in foreign exchange rates	148		—	148	N/A
Deferred incentive income as of September 30, 2014	$1,117,990	(E)	$(834,306)	$283,684	$958,739	(E)
Deferred incentive income including Fortress Funds which matured	$1,171,646		$(887,962)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At September 30, 2014, the net undistributed incentive income is comprised of $1,025.6 million of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2014 at their net asset values.

(D)
From inception to September 30, 2014, Fortress has paid $507.3 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of September 30, 2014, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $1,025.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $484.0 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2014
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment or Commitment Period		—
Distributed incentive income - Credit PE Funds		479,987
Distributed incentive income - Credit PE Funds in Investment or Commitment Period		119,773
Distributed incentive income - Private Permanent Capital Vehicle in Investment or Commitment Period		744
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,117,990

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2014
Undistributed incentive income - Private Equity Funds		$13,922
Undistributed incentive income - Private Equity Funds in Investment or Commitment Period		1,828
Undistributed incentive income - Credit PE Funds		561,176
Undistributed incentive income - Credit PE Funds in Investment or Commitment Period		283,159
Undistributed incentive income - Private Permanent Capital Vehicle in Investment or Commitment Period		4,755
Undistributed incentive income - Hedge Funds (total)		160,624
Undistributed incentive income - Logan Circle		178
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$958,739

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of September 30, 2014:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	2,734	1,471,336	—	N/A	540	288,840	—	—	—
Fund III (2004)	Jan-15	2,762,992	(2,138,525)	1,572,491	948,024	1,958,669	1,010,645	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(225,188)	74,901	26,440	232,209	205,769	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,310,031)	2,957,210	627,680	2,632,585	2,004,905	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(257,537)	449,513	(55,646)	562,167	617,813	—	—	—	—	—
Fund V (2007) (K)	Feb-18	4,103,713	(785,298)	4,943,372	1,624,957	2,363,286	741,289	1,776	—	—	—	—
Fund V Coinvestment (2007) (K)	Feb-18	990,480	(90,665)	588,129	(311,686)	622,196	933,882	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	In Liquidation	1,220,229	(1,199,599)	2,775	(17,855)	941,358	959,213	—	—	—	—	—
FRIC (2006) (Brookdale)	In Liquidation	328,754	(289,768)	1,602	(37,384)	271,601	308,985	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(62,120)	(786,640)	579,458	1,366,098	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(532,805)	1,936,940	926,282	1,124,702	198,420	—	—	—	—	—
FECI (2007) (Florida East Coast Railway/Florida East Coast Industries)	Feb-18	982,779	(311)	1,028,944	46,476	718,131	671,655	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	328,882	(92,979)	332,176	96,273	32,336	N/A	9,293	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	79,748	(22,521)	80,368	23,141	7,831	N/A	2,313	—	—	—	—
								$13,922	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
MSR Opportunities Fund II A (2013)	Jul-23	$50,605	$(4,623)	$55,932	$9,950	$3,037	$ N/A	$1,470	$—	$—	$—	$—
MSR Opportunities Fund II B (2013)	Jul-23	722	(66)	792	136	43	N/A	20	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	11,609	(1,061)	12,833	2,285	697	N/A	338	—	—	—	—
Italian NPL Opportunities (2013)	Sep-24	15,631	—	13,354	(2,277)	334	2,611	—	—	—	—	—
								$1,828	$—	$—	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(89,874)	$300,739	$123,288	$141,875	$18,587	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(147,790)	201,357	74,867	111,423	36,556	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(272,641)	207,266	136,751	—	N/A	18,908	6,473	—	—	—
LDVF Patent Fund (2007)	Nov-27	42,457	(39,584)	36,895	34,022	—	N/A	1,715	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(335,000)	141,121	117,097	—	N/A	13,004	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,542,293	(6,723,137)	1,374,412	2,555,256	—	N/A	200,517	301,802	129,383	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,262,185	(2,164,437)	1,192,006	1,094,258	—	N/A	144,303	70,318	15,999	—	—
FCO Managed Account (2010)	Jun-22	574,352	(496,165)	367,510	289,323	—	N/A	42,587	12,347	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(33,700)	10,872	33,572	—	N/A	2,174	4,540	—	—	—
Japan Opportunity Fund (2009)	Jun-19	988,462	(1,031,344)	838,452	881,334	—	N/A	118,261	64,953	16,768	—	—
Net Lease Fund I (2010)	Feb-20	152,721	(221,668)	4,959	73,906	—	N/A	303	9,396	6,336	—	—
Real Estate Opportunities Fund (2011)	Sep-24	533,698	(212,539)	431,176	110,017	—	N/A	8,402	1,202	635	—	—
Global Opportunities Fund (2010)	Sep-20	304,304	(157,541)	212,464	65,701	—	N/A	11,002	1,788	1,788	—	—
								$561,176	$479,987	$170,909	$—	$—
Credit PE Funds in Investment or Commitment Period
Credit Opportunities Fund III (2011)	Mar-24	$2,592,599	$(1,120,567)	$1,988,145	$516,113	$—	$ N/A	$84,579	$16,459	$3,898	$—	$—
FCO Managed Accounts (2008-2012)	Apr-22 to Mar-27	3,637,284	(2,624,911)	2,138,941	1,126,568	—	N/A	140,757	81,856	40,914	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	616,578	(202,364)	615,513	201,299	—	N/A	31,563	9,312	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	562,041	(164,458)	579,285	181,702	—	N/A	23,569	11,462	—	—	—
Life Settlements Fund (2010)	Dec-22	390,760	(299,330)	68,279	(23,151)	71,057	94,208	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	31,978	(24,482)	5,380	(2,116)	5,836	7,952	—	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	49,472	(18,840)	47,593	16,961	—	N/A	2,691	684	316	—	—
Real Estate Opportunities Fund II(2014)	May-27	121,405	—	121,147	(258)	1,413	1,671	—	—	—
								$283,159	$119,773	$45,128	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Permanent Capital Vehicle in Investment Period or Commitment Period
WWTAI (2011)	Jan-25	$499,372	$(85,231)	$471,833	$57,692	$34,797	N/A	$4,755	$744	$744	$—	$—

Fund (Vintage) (A)	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$1,650,704	$ (F)	$41,283
Eurocastle Investment Limited ("Eurocastle")	510,099	156,938	39,217
New Residential Investment Corp. ("New Residential")	1,372,067	—	47,795
New Media (W)	511,028	8,995	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,585,061	$73,036	14.1%	$458	$69
Single investor funds	862,958	44,451	0.8%	19	—
Sidepocket investments (R)	10,574	8,124	N/A	163	334
Sidepocket investments - redeemers (S)	113,342	71,364	N/A	1,132	1,204
Managed accounts	659,948	35,540	0.6%	10	1

Asia Macro Funds (T)
Main fund investments	2,651,697	67,529	5.5%	397	—
Managed accounts	325,618	12,925	0.0%	—	—

Fortress Convex Asia Funds (T)
Main fund investments	189,061	10,590	11.3%	14	—

Fortress Partners Funds (T)
Main fund investments	6,230	20,814	0.0%	—	—
Sidepocket investments (R)	126,434	19,380	N/A	5,754	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,666,211	$—	100.0%	$72,838	$—
Sidepocket investments (R)	63,902	—	N/A	4,779	—
Sidepocket investments - redeemers (S)	213,034	53,072	N/A	5,218	1,217
Main fund investments (liquidating) (U)	516,753	—	100.0%	66,615	24,833
Managed accounts	7,919	45,458	0.0%	—	—

Worden Funds
Main fund investments	260,911	83	97.9%	3,182	2

Fortress Japan Income Fund
Main fund investments	13,362	N/A	0.0%	—	—

Value Recovery Funds (V)
Managed accounts	17,089	5,249	60.3%	45	—

Logan Circle
Main fund investments	$55,000	$4	0.0%	$—	$—
Managed accounts	303,882	836	50.7%	178	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

(F)
Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the company's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of September 30, 2014, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of September 30, 2014, a portion of Fund V's capital is above the incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2014, Fortress held $31.8 million of such amounts on behalf of employees related to all of the private equity funds.

(K)
The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.  Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

(L)
Represents the portion of a fund’s or managed account's NAV or trading level that is eligible to earn incentive income. For the publicly traded permanent capital vehicles, represents the equity basis that is used to calculate incentive income.

(M)
Represents, for those investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income from such investors (their “incentive income threshold” or “high water mark”), the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value. For Fortress Japan Income Fund, Fortress earns incentive income based on investment income, which does not include unrealized and realized gains and losses, earned in excess of a preferred return threshold.

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

(O)
Represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

(P)
Represents the amount of incentive income Fortress has earned in the current period which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at September 30, 2014, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2014, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $292.3 million at September 30, 2014. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

(W)
Fortress has a management agreement with New Media whereby it may earn incentive income. New Media is a VIE consolidated by Fortress (see Note 1) and as a result any New Media incentive income earned by Fortress is eliminated in consolidation. However, Fortress has included New Media in the above table solely for informational purposes.

Logan Circle

During the nine months ended September 30, 2014, Logan Circle, Fortress's fixed income asset manager, began managing two new fixed income funds which had a total net asset value of $100.6 million as of September 30, 2014.

Private Equity Funds and Credit PE Funds

During the nine months ended September 30, 2014, Fortress formed new Private Equity and Credit PE funds which had capital commitments as follows as of September 30, 2014:

	Private Equity (A)	Credit PE
Fortress	$11,533	$12,000
Fortress's affiliates	303,285	1,205
Third party investors	765,512	284,630
Total capital commitments	$1,080,330	$297,835

(A)    Private equity includes a new fund which is a consolidated VIE.

During the nine months ended September 30, 2014, Fortress's senior living management subsidiary entered into agreements to manage seven senior living properties which are owned by Newcastle. Fortress will receive management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years and 7.0% thereafter and reimbursement of certain expenses, including the compensation expense of all on-site employees. These properties will be included as part of Newcastle's spin off of its senior housing business during the fourth quarter of 2014 (see Note 12).

In June 2014, Fortress's senior living management subsidiary entered into agreements to manage two senior living properties owned by a third party. Fortress will receive management fees of 5.5% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense associated with all on-site employees. In connection with these agreements, Fortress paid the third party property owner $1.9 million in the third quarter of 2014.

During the second quarter of 2014, certain PE Funds (Fund II, FRID and FRIC) substantially liquidated their respective remaining investments. These funds distributed a majority of the sale proceeds to their respective investors and are in the process of final

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

liquidation. During the second quarter of 2014, Fortress received additional net incentive income of $0.9 million from Fund II and returned $16.4 million to FRID representing prior net incentive income distributions received ($10.0 million net of employee amounts). No remaining clawback amount exists for these funds.

Liquid Hedge Funds and Credit Hedge Funds

During the nine months ended September 30, 2014, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2014:

	Liquid Hedge Funds (B)	Credit Hedge Funds
Fortress	$47,029	$—
Fortress's affiliates	34,887	—
Third party investors	—	13,362
Total capital NAV (A)	$81,916	$13,362

(A)	Or other fee paying basis, as applicable.

(B)	Liquid hedge funds includes a new fund which is a consolidated VIE.

4. INVESTMENTS AND FAIR VALUE

Investment Manager

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2014	December 31, 2013
Equity method investees	$1,086,449	$1,174,878
Equity method investees, held at fair value (A)	13,506	78,388
Total equity method investments	$1,099,955	$1,253,266
Options in equity method investees	$70,251	$104,338

(A)
Includes publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014), as well as the publicly traded permanent capital vehicles (NCT, NRZ and ECT).  Does not include New Media which is eliminated in consolidation.

Gains (losses) can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
Net realized gains (losses)	$(10,150)	$36	$(9,558)		$(335)
Net realized gains (losses) from affiliate investments	3,640	6,616	47,988	(A)	6,499
Net unrealized gains (losses)	16,845	52	11,321		5,654
Net unrealized gains (losses) from affiliate investments	(29,694)	799	(75,986)	(A)	33,760
Total gains (losses)	$(19,359)	$7,503	$(26,235)		$45,578

(A)	Includes the impact of the sale of GAGFAH which was completed in June 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mark to fair value on affiliate investments and options	$(25,777)	$7,008	$(27,743)	$39,590
Mark to fair value on derivatives	11,994	(1,476)	8,300	3,805
Mark to fair value on equity securities	(98)	1,527	672	1,524
Realized gains (losses) on digital currency (Bitcoin)	(11,515)	—	(11,515)	—
Reversal of prior period unrealized (gains) losses on digital currency (Bitcoin)	5,974	—	3,702	—
Other	63	444	349	659
Total gains (losses)	$(19,359)	$7,503	$(26,235)	$45,578

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Private equity funds, excluding NIH	$711,567	$786,093	$31,278	$44,469	$48,628	$79,711
NIH	—	—	—	—	—	(554)
Publicly traded portfolio companies (A)(B)	1,022	63,001	N/A	N/A	N/A	N/A
WWTAI	3,799	3,801	(6)	83	(64)	218
Newcastle (B)	4,383	5,953	N/A	N/A	N/A	N/A
New Residential (B)	6,046	6,928	N/A	N/A	N/A	N/A
Eurocastle (B)	2,055	2,506	N/A	N/A	N/A	N/A
Total private equity	728,872	868,282	31,272	44,552	48,564	79,375
Liquid hedge funds	126,649	158,920	515	7,525	3,801	14,138
Credit hedge funds	56,773	58,825	1,595	3,372	6,404	9,037
Credit PE funds	178,471	159,044	4,810	5,311	22,204	23,161
Other	9,190	8,195	736	(252)	777	(196)
	$1,099,955	$1,253,266	$38,928	$60,508	$81,750	$125,515

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014).

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2014
	Private Equity
	NIH	Other Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$—	$786,093	$63,001	$19,188	$158,920	$58,825	$159,044	$8,195	$1,253,266
Earnings from equity method investees	—	48,628	N/A	(64)	3,801	6,404	22,204	777	81,750
Other comprehensive income from equity method investees	—	—	N/A	—	—	—	—	—	—
Contributions to equity method investees (B)	—	2,290	—	(49)	89,324	167,669	28,949	568	288,751
Distributions of earnings from equity method investees	—	(48,139)	N/A	(38)	(4,482)	(6,196)	(19,449)	(33)	(78,337)
Distributions of capital from equity method investees (B)	—	(77,730)	N/A	147	(120,914)	(169,929)	(11,445)	(107)	(379,978)
Total distributions from equity method investees	—	(125,869)	—	109	(125,396)	(176,125)	(30,894)	(140)	(458,315)
Mark to fair value - during period (C)	N/A	(1,249)	5,186	(1,777)	N/A	N/A	N/A	N/A	2,160
Translation adjustment	—	—	(741)	(188)	—	—	(830)	—	(1,759)
Dispositions	—	—	(66,424)	—	—	—	(2)	(210)	(66,636)
Reclassification to Due to Affiliates (D)	—	1,674	—	—	—	—	—	—	1,674
Consolidation of Non-Investment Manager (E)	—	—	—	(936)	—	—	—	—	(936)
Investment, ending	$—	$711,567	$1,022	$16,283	$126,649	$56,773	$178,471	$9,190	$1,099,955

Ending balance of undistributed earnings	$—	$77,818	$ N/A	$—	$386	$2,195	$10,978	$2,719	$94,096

(A)
Fortress elected to record the publicly traded private equity portfolio companies and the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments. Does not include New Media which is eliminated in consolidation.

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Nine Months Ended September 30, 2014
	Contributions	Distributions of Capital
Per consolidated statements of cash flows	$21,487	$(368,373)
Investments of incentive receivable amounts into Fortress Funds	256,993	—
Change in distributions payable out of Fortress Funds	—	176
Net funded*	10,271	(10,271)
Other	—	(1,510)
Per Above	$288,751	$(379,978)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (B)
	September 30,	December 31,
	2014	2013
Assets	$14,267,465	$16,982,954
Debt	(3,251)	(1,626)
Other liabilities	(141,389)	(185,144)
Equity	$14,122,825	$16,796,184
Fortress’s Investment	$711,567	$786,093
Ownership (A)	5.0%	4.7%

	Nine Months Ended September 30,
	2014	2013
Revenues and gains (losses) on investments	$891,148	$2,731,208
Expenses	(146,652)	(148,233)
Net Income (Loss)	$744,496	$2,582,975
Fortress’s equity in net income (loss)	$48,628	$79,711

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Assets	$18,115,038	$13,167,316	$11,311,558	$10,226,023	$11,445,230	$10,544,754
Debt	—	—	(4,468,255)	(3,918,692)	(168,275)	(161,225)
Other liabilities	(11,119,029)	(6,735,989)	(382,626)	(332,510)	(367,364)	(311,538)
Non-controlling interest	—	—	(13,605)	(6,470)	(4,456)	(3,461)
Equity	$6,996,009	$6,431,327	$6,447,072	$5,968,351	$10,905,135	$10,068,530
Fortress’s Investment	$126,649	$158,920	$56,773	$58,825	$178,471	$159,044
Ownership (A)	1.8%	2.5%	0.9%	1.0%	1.6%	1.6%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Revenues and gains (losses) on investments	$(32,720)	$538,394	$797,387	$975,979	$1,687,296	$1,296,556
Expenses	(161,404)	(111,418)	(258,480)	(182,961)	(194,818)	(233,363)
Net Income (Loss)	$(194,124)	$426,976	$538,907	$793,018	$1,492,478	$1,063,193
Fortress’s equity in net income (loss)	$3,801	$14,138	$6,404	$9,037	$22,204	$23,161

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended June 30, 2014). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

As of September 30, 2014 Fortress had interests in 204 entities, 143 of which were entities, primarily Fortress Funds, classified as voting interest entities. These entities generally provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner.

A significant majority of the 61 entities classified as VIEs were investing vehicles set up on behalf of the Fortress Funds to make investments. A Fortress Fund will generally have a majority ownership and a majority economic interest in the investing vehicles that are VIEs. Most of the remaining VIEs are entities that are majority-owned and controlled by third parties and are insignificant in size.

A Fortress Fund is generally the primary beneficiary of each of these investing vehicles because it is the entity most closely associated with the VIE based on the applicable consolidation guidance. Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the VIEs in which it holds an interest, except as described below. No reconsideration events occurred during the nine months ended September 30, 2014 or 2013, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of September 30, 2014 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities initially classified as variable interest entities during the nine months ended September 30, 2014:

	Fortress is not Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	6	$100,023	$33,562	$1,093	(D)
Logan Circle	2	105,037	—	—	(C)
Liquid Hedge Funds	2	34,982	—	95	(D)

	Fortress is Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$58,476	$—	$50	(F)
Permanent Capital Vehicles (Non-Investment Manager)	1	822,977	232,275	6,474	(G)
Liquid Hedge Funds	1	133,730	37,258	47,532	(F)
Credit Hedge Funds	3	—	—	—	(G)

All variable interest entities:

	Fortress is not Primary Beneficiary
	September 30, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$547	$—	$—	1	$789	$—	$155	(C)
Permanent Capital Vehicles	3	13,310,838	9,421,240	123,477	3	13,950,294	9,804,741	145,472	(C)
Liquid Hedge Funds	4	4,894,165	1,682,004	4,789	2	4,897,650	2,343,406	40,816	(D)
Credit Hedge Funds	6	2,010,902	259,722	3,122	6	1,966,802	370,607	50,945	(D) (E)
Credit PE Funds	37	1,163,735	144,090	6,728	33	1,229,250	362,642	5,350	(D) (E)
Logan Circle	3	360,917	—	195	1	244,828	—	144	(C)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Fortress is Primary Beneficiary
	September 30, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$96,459	$—	$11,444	1	$52,976	$—	$15,868	(F) (H)
Permanent Capital Vehicles (Non-Investment Manager)	1	822,977	232,275	6,474	—	—	—	—	(G)
Liquid Hedge Funds	1	133,730	37,258	47,532	—	—	—	—	(F)
Credit Hedge Funds	3	—	—	—	—	—	—	—	(G)

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

(C)
Includes Fortress Funds that are a VIE because the fund's at-risk equity holders as a group lack the characteristics of a controlling financial interest because (i) the decision making is through a management contract that is not an at-risk equity investment and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these funds. Fortress is not the primary beneficiary of these funds because it and its related parties do not absorb a majority of the funds' expected losses or residual returns based on a quantitative analysis.

(D)
Includes entities (including investing vehicles and master funds) that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the ability to make decisions or have power over the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Among the related party group, a Fortress Fund is determined to be most closely associated with, and thus is the primary beneficiary of, these VIEs because the VIE was designed to act on behalf of the Fortress Fund to make investments.  In addition, the activities of the VIE are more significant to the Fortress Fund, and in evaluating exposure to the expected losses or variability associated with the economic performance of the VIEs, in most cases the Fortress Fund holds both a majority ownership and majority economic interest in the VIE.

(E)
Includes entities that are a VIE because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the general partner, managing member or investment manager of these entities. The primary beneficiary of these entities is the third party investor who either is the general partner or has a majority ownership interest and a majority economic interest and power over the entity. These entities represent an insignificant portion of the amounts presented in the table.

(F)
Includes entities that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is determined to be most closely associated with, and thus is the primary beneficiary of, these VIEs. As of September 30, 2014, includes $58.5 million and $133.7 million of gross assets of a consolidated private equity fund and liquid hedge fund, respectively, which are disclosed under Investment Company, consolidated VIEs in the consolidated financial statements.

(G)
Includes entities that are a VIE because (i) the entity's equity investment at-risk is determined to be insufficient and/or (ii) the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the decision making is through a management contract that is not an at-risk equity investment. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits from the VIE that potentially could be significant to the entity. Included in credit hedge funds are investment vehicles formed during the second quarter of 2014. As of September 30, 2014, the credit hedge fund investment vehicles did not hold any assets or have any debt outstanding.

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	September 30, 2014	December 31, 2013
Investment Manager
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$12,484	$15,387	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,022	63,001	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$13,506	$78,388
Newcastle, New Residential and Eurocastle options	$70,251	$104,338	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$17,785	$9,749	Level 2 - See below
Equity Securities (A)	$16,990	$23,005	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(8,831)	$(16,390)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(2,416)	$(1,820)	Level 2 - See below

(A)
Represents direct investments made by Fortress in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value and classified as trading.

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

In April 2014, New Residential issued 14.4 million shares of its common stock in a public offering at a price to the public of $12.20 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to Fortress to purchase 1.4 million shares of New Residential's common stock at the public offering price, which were valued at $1.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term. In October 2014, New Residential effected a 2-for-1 reverse stock split of its common stock. As a result of the reverse stock split, every two shares of New Residential's common stock were converted into one share of common stock, reducing the number of issued and outstanding shares of New Residential's common stock from approximately 282.8 million to approximately 141.4 million as of September 30, 2014. Every two options held by Fortress in New Residential were converted into one option with a corresponding increase in the strike price of the option. All New Residential share data and historical prices included herein have been adjusted for the reverse stock split.

In August 2014, Newcastle effected a 3-for-1 reverse stock split of its common stock. During October 2014, Newcastle also effected a 2-for-1 reverse stock split of its common stock. As a result of these reverse stock splits, every six shares of Newcastle's common stock were converted into one share of common stock, reducing the number of issued and outstanding shares of Newcastle’s common stock from 398.4 million to 66.4 million as of September 30, 2014. Every six options held by Fortress in Newcastle were

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

converted into one option with a corresponding increase in the strike price of the option. All Newcastle share data and historical prices included herein have been adjusted for these reverse stock splits.

In August 2014, Newcastle issued 7.7 million shares of its common stock in a public offering at a price to the public of $26.34 per share (as adjusted for reverse stock splits).  For purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 0.8 million shares of Newcastle’s common stock at the public offering price, which were valued at $1.7 million.  The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In September 2014, New Media issued approximately 7.5 million shares of its common stock in a public offering at a price to the public of $16.25 a share for net proceeds of approximately $114.9 million. For purposes of compensating Fortress for its successful efforts in raising capital for New Media, in connection with this offering, New Media granted options to Fortress to purchase approximately 0.7 million shares of New Media's common stock at the public offering price, which were valued at approximately $3.0 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term. These options are eliminated in consolidation.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	September 30, 2014 (or nine months ended)			Maturity
	Location (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange forward contracts	Other Assets	$1,088	¥1,776,837	$1,088	Dec 14 - Jun 16
Foreign exchange option contracts	Other Assets	$16,697	¥40,835,266	$7,730	Dec 14 - Mar 17
Foreign exchange option contracts	Other Liabilities	$(2,416)	¥4,719,235	$(606)	Dec 14 - Sep 17

(A)	Fortress has a master netting agreement with its counterparty.

(B)	Reflects unrealized gains (losses) related to contracts existing at period end.

The counterparty on the outstanding derivatives is Citibank N.A.

Investment Company

Investments, at fair value, consist primarily of financial instruments held by the Investment Company, and are comprised of the following:

	September 30, 2014		Percentage of
	Cost	Fair Value	Investment Company
Common stock	$71,437	$70,351	52%
Investments in affiliates (A)	58,155	58,155	43%
Options	822	590	1%
Derivatives	—	4,761	4%
	$130,414	$133,857	100%

(A)	Represents equity investments in private portfolio companies.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

At September 30, 2014, investments, at fair value are predominantly concentrated in North America and Europe.

Investment Company liabilities consist primarily of securities sold not yet purchased, at fair value and options and derivatives which are included in Other liabilities on the consolidated balance sheet.

	September 30, 2014		Percentage of
	Cost	Fair Value	Investment Company
Securities sold not yet purchased, at fair value	$38,902	$37,258	98%
Options	33	23	0%
Derivatives	—	780	2%
	$38,935	$38,061	100%

The following summarizes the assets and liabilities held by the Investment Company measured at fair value, on a recurring basis within the fair value hierarchy as of September 30, 2014.

	Financial assets as of September 30, 2014
	Level 1 (B)	Level 2 (C)	Level 3 (D)	Total
Common Stock	$70,351	$—	$—	$70,351
Investments in affiliates	—	—	58,155	58,155
Options	375	215	—	590
Derivatives (A)	43	5,511	—	5,554
	$70,769	$5,726	$58,155	$134,650

	Financial liabilities as of September 30, 2014
	Level 1 (B)	Level 2 (C)	Level 3 (D)	Total
Securities sold not yet purchased, at fair value	37,258	—	—	37,258
Options	—	23	—	23
Derivatives (A)	88	1,485	—	1,573
	$37,346	$1,508	$—	$38,854

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

(D)
Level 3 - Fair value is determined using pricing inputs that are unobservable in the market and includes situations where there is little, if any, market activity for the asset or liability. The fair value of assets and liabilities in this category may require significant judgment or estimation in determining fair value of the assets or liabilities. The fair value of these assets and liabilities may be estimated using a combination of observed transaction prices, independent pricing services, relevant broker quotes, models or other valuation methodologies based on pricing inputs that are neither directly or indirectly market observable.

The Investment Company's quarterly average derivative trading volume, based on the underlying notional amounts, was $211.1 million as of September 30, 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

During the nine months ended September 30, 2014, the Investment Company had total Level 3 investment purchases of $58.2 million and there were no transfers to or from Level 3 investments. As of September 30, 2014, the Investment Company’s carrying value of its Level 3 investments was $58.2 million which is equal to their cost basis. As a significant majority of these investments were acquired during the three months ended September 30, 2014 management has determined that the investments’ purchase price approximates fair value as of September 30, 2014.

The Investment Company has agreements with certain counterparties with which it trades derivative instruments that contain credit-risk-related contingent features that could be triggered by certain circumstances (such as agreed upon capital balance thresholds). At times the Investment Company may have derivative instruments with counterparty credit-risk-related contingent features that are in a net liability position gross of collateral with various counterparties. If such credit-risk-related contingencies were triggered, the counterparties would have the option of terminating the agreements in the event the Investment Company was unable to renegotiate the terms of its agreements with such counterparties. Additionally, the Investment Company may be required to post collateral or settle the differences in the amount equal to the fair value of the derivative instruments less the collateral posted. During the nine months ended September 30, 2014, no such contingencies were triggered.

The Investment Company has trading agreements with certain counterparties which do not allow the right to set off. Such amounts are presented on a gross basis in the consolidated balance sheet and in the following reconciliation. Additionally, management has elected not to net options in the consolidated balance sheet, even if the right to offset exists in the netting agreements.

The following table sets forth the fair value of the Investment Company derivative contracts on a gross basis and any amount offset as permitted by the netting agreements as of September 30, 2014.

Offsetting of Financial Assets and Derivative Assets
			Net Amounts of Assets
		Gross Amounts Offset	Presented in the
	Gross Amounts of	in the Consolidated	Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
	September 30, 2014	September 30, 2014	September 30, 2014
Options	$590	$—	$590
Derivatives	5,554	(793)	4,761
	$6,144	$(793)	$5,351

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of Liabilities
		Offset in the	Presented in the
	Gross Amounts of	Consolidated	Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
	September 30, 2014	September 30, 2014	September 30, 2014
Options	$23	$—	$23
Derivatives	1,573	(793)	780
	$1,596	$(793)	$803

As of September 30, 2014, prior to the application of netting agreements, the Investment Company pledged cash collateral of $14.4 million, none of which is subject to offset.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

For the period from June 1, 2014 (commencement of operations) to September 30, 2014, the Investment Company wrote put and call options which may require it to purchase or sell certain investments if the written options are exercised against the Investment Company by the option holder. At September 30, 2014, the fair value of options written was less than $0.1 million and is included in Other liabilities in the consolidated balance sheet. The written options expire on December 19, 2014. The maximum payout for written put options is limited to the number of contracts written and the related strike prices, whereas the maximum payout for written call options provides no limitation and is contingent upon the number of contracts written and the market price of the underlying instruments at the date of a payout. At September 30, 2014, the Investment Company had a maximum payout amount of approximately $14.0 million relating to written put option contracts, which expire in less than 1 year. The maximum payout amount could be offset by the subsequent sale of assets obtained via the execution of a payout event. The fair value of these underlying assets of the written put options at September 30, 2014 is $16.5 million. Written call option contracts expire in less than one year.

Gains (losses) can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized gains (losses)	$(5,743)	$—	$(8,744)	$—
Net unrealized gains (losses)	752	—	4,317	—
	$(4,991)	$—	$(4,427)	$—

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mark to fair value on investments and options	$(2,076)	$—	$(1,258)	$—
Mark to fair value on derivatives	(2,915)	—	(3,169)	—
	$(4,991)	$—	$(4,427)	$—

5. DEBT OBLIGATIONS

Investment Manager

	Face Amount and Carrying Value		Contractual	Final	September 30, 2014
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$—	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

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

Management believes the fair value of its outstanding debt was approximately $75.1 million as of September 30, 2014 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of September 30, 2014. The following table sets forth the financial covenant requirements as of September 30, 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	September 30, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,311	(A)
Consolidated Leverage Ratio	≤	2.00	0.23	(B)
Consolidated Interest Coverage Ratio	≥	4.00	112.12	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.

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

Non-Investment Manager

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200.0 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25.0 million senior secured revolving credit facility (of which $15.0 million was drawn as of September 30, 2014), with a $5.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swing loans (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75.0 million (the "Incremental Facility") subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200.0 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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
The New Media Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.0. The New Media Credit Agreement contains customary events of default. The foregoing description of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities. The New Media Credit Agreement was amended July 17, 2014 to cure an omission.

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

During September 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25.0 million (such term loans, the "Incremental Term Loan," and such amendment, the "Incremental Amendment"). The Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the Incremental Term Loan as of he effective date of the Incremental Amendment.

During the nine months ended September 30, 2014, New Media paid $0.9 million of deferred financing costs related to the GateHouse Credit Facilities and Local Media Credit Facility and $1.7 million related to the New Media Credit Agreement.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

The Local Media Credit Facility was paid in full on June 4, 2014.

Fair Value

As of September 30, 2014, the estimated fair value of long-term debt under the New Media Credit Agreement was $240.0 million, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including New Media's credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, New Media's long-term debt under the New Media Credit Agreement is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of September 30, 2014, scheduled principal payments of New Media's outstanding debt are as follows:

Amount
October 1, 2014 through December 31, 2014	$563
2015	2,250
2016	2,250
2017	2,813
2018	1,687
Thereafter	230,437
240,000
Less: Original issue discount	7,725
Total New Media debt obligations	$232,275

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

For the nine months ended September 30, 2014, Fortress recorded $3.0 million to paid in capital for excess tax benefits from RSUs delivered during the period and as a financing activity on the consolidated statements of cash flows.

Based on the value of the RSUs and RPUs which vested during the nine months ended September 30, 2013, Fortress estimated tax shortfalls of $25.1 million which were charged to income tax expense during the period.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current
Federal income tax expense (benefit)	$4,057	$3,150	$(395)	$(16,366)
Foreign income tax expense (benefit)	2,358	2,038	6,966	4,942
State and local income tax expense (benefit)	939	1,712	1,937	612
	7,354	6,900	8,508	(10,812)
Deferred
Federal income tax expense (benefit)	(4,065)	6,777	6,548	45,327
Foreign income tax expense (benefit)	432	(62)	1,108	(22)
State and local income tax expense (benefit)	(697)	1,179	770	7,743
	(4,330)	7,894	8,426	53,048
Total expense (benefit)	$3,024	$14,794	$16,934	$42,236
The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2014	December 31, 2013
Total deferred tax assets	$421,907	$421,027
Less:
Valuation allowance	(26,726)	(49,805)
Deferred tax liabilities (A)	(9,880)	(16,696)
Deferred tax assets, net	$385,301	$354,526

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from the publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2013	$49,805
Changes due to FIG Corp. ownership change	(1,472)
Net decreases (A)	(21,607)
Valuation Allowance at September 30, 2014	$26,726

(A)
Primarily related to the write-off of certain fully reserved deferred tax assets associated with funds in the process of liquidation, offset by the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the nine months ended September 30, 2014, a net deferred income tax provision of $0.4 million was credited to other comprehensive income, primarily related to the equity method investees. For the nine months ended September 30, 2014, a current income tax benefit of $0.6 million was credited to paid-in capital, related to dividend equivalent payments on RSUs (Note 9), as applicable, which are currently deductible for income tax purposes.

FIG Corp. decreased its ownership in the underlying Fortress Operating Group entities during the nine months ended September 30, 2014 as a result of the purchase of Class A shares from Nomura. This decrease was offset by an increase from the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. As a result of this change in ownership and other factors, the deferred tax asset decreased by $11.4 million with an offsetting decrease of $2.4 million to the valuation allowance. In addition, the deferred tax asset was increased by $49.0 million related to a step-up in tax basis due to the repurchase of Fortress Operating Group units which will result in additional tax deductions, with an offsetting increase of $0.9 million to the valuation allowance, while the liability for the tax receivable agreement was increased by $39.1 million to represent 85% of the expected cash savings resulting from the increase in tax basis deductions.  The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2014, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $15.5 million. In addition, during the nine months ended September 30, 2014, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $4.0 million increase in the expected tax receivable agreement liability.

Non-Investment Manager

Income tax expense (benefit) consists of the following:

		Period from
	Three Months Ended	February 14, 2014
	September 30, 2014	September 30, 2014
Current
Federal income expense (benefit)	$—	$—
State and local income expense (benefit)	—	—
	—	—
Deferred
Federal income expense (benefit)	2,495	1,365
State and local income expense (benefit)	621	339
	3,116	1,704
Total New Media income tax expense (benefit)	$3,116	$1,704

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities, included in other liabilities, net on the consolidated balance sheets, as of September 30, 2014 are presented below:

September 30, 2014

Definite and indefinite lived intangible assets	$78,605
Net operating losses	102,258
Other	25,337
Total deferred tax assets	206,200
Less:
Valuation allowance	(169,533)
Deferred tax liabilities (A)	(38,371)
Deferred tax liabilities, net	$(1,704)

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

For the period from February 14, 2014 to September 30, 2014, the valuation allowance increased by $4.8 million.

As of September 30, 2014, New Media had tax effected net operating loss carryforwards for federal and state income tax purposes of approximately $102.0 million, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2033. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

As of September 30, 2014, New Media had uncertain tax positions of $1.1 million which, if recognized, would impact the effective tax rate. New Media did not record significant amounts of interest and penalties related to uncertain tax positions for the period from February 14, 2014 to September 30, 2014.

New Media does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months. New Media recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. For the period from February 14, 2014 to September 30, 2014, New Media did not recognize any accrued interest or penalties. As of September 30, 2014, of the accrued uncertain tax positions, New Media has $0.3 million of interest and penalties accrued.

New Media files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2010 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Investment Manager

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
September 30, 2014
Management fees and incentive income (A)	$34,843	$37,434	$842	$1,483	$16,542	$937	$—	$92,081
Expense reimbursements (A)	1,332	4,723	6,906	7,965	7,322	156	—	28,404
Expense reimbursements - FCF (B)	27,774	124	—	—	—	—	—	27,898
Dividends and distributions	—	324	—	—	—	—	—	324
Other	—	658	—	—	—	—	15,709	16,367
	$63,949	$43,263	$7,748	$9,448	$23,864	$1,093	$15,709	$165,074

	Private Equity			Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
December 31, 2013
Management fees and incentive income (A)	$40,456	$21,701	$89,400	$144,749	$18,143	$689	$—	$315,138
Expense reimbursements (A)	2,599	4,905	6,437	7,118	14,656	64	—	35,779
Expense reimbursements - FCF (B)	42,872	100	—	—	—	—	—	42,972
Dividends and distributions	—	405	—	—	—	—	—	405
Other	—	698	—	—	4	—	12,128	12,830
	$85,927	$27,809	$95,837	$151,867	$32,803	$753	$12,128	$407,124

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.5 million as of September 30, 2014, respectively, and of $12.2 million and $6.3 million as of December 31, 2013, respectively. Allowances are recorded as General and Administrative expenses. As of September 30, 2014, excludes $2.0 million of management fees due from New Media which are eliminated in consolidation.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE.

As of September 30, 2014, amounts due from Fortress Funds recorded in Due from Affiliates included $33.6 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $12.3 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.5 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from a fund and the amount represents less than 5% of this fund's NAV.

Due to affiliates was comprised of the following:

	September 30, 2014	December 31, 2013
Principals - tax receivable agreement - Note 6	$284,265	$241,006
Principals - Principal Performance Payments - Note 8	20,016	45,524
Distributions payable on Fortress Operating Group units	—	5,160
Other	8,437	11,345
General partner liability - Note 10	43,471	41,797
	$356,189	$344,832

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the nine months ended September 30, 2014 and 2013, Other Revenues included approximately $2.0 million and $1.3 million, respectively, of revenues from affiliates, primarily interest and dividends.

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

This balance sheet caption was comprised of the following:

	September 30, 2014	December 31, 2013
Fortress Operating Group units held by the Principals and one senior employee	$519,780	$725,424
Employee interests in majority owned and controlled fund advisor and general partner entities	65,277	62,381
Other	2,258	2,033
Total	$587,315	$789,838

The Fortress Operating Group portion of these interests is computed as follows:

	September 30, 2014	December 31, 2013
Fortress Operating Group equity (Note 13)	$1,602,695	$1,489,701
Less: Others' interests in equity of consolidated subsidiaries (Note 13)	(67,535)	(64,414)
Non-controlling interests in equity of Investment Company - consolidated VIEs	(58,426)	—
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	(479,516)	—
Total Fortress shareholders' equity in Fortress Operating Group	$997,218	$1,425,287
Fortress Operating Group units outstanding (A)	226,331,513	249,534,372
Class A shares outstanding	208,004,183	240,741,920
Total	434,335,696	490,276,292
Fortress Operating Group as a percent of total (B)	52.1%	50.9%
Equity of Fortress Operating Group units held by Principals and one senior employee	$519,780	$725,424

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 47.9% and 49.1% of Fortress Operating Group as of September 30, 2014 and December 31, 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fortress Operating Group units held by the Principals and one senior employee	$9,581	$57,221	$55,143	$104,653
Employee interests in majority owned and controlled fund advisor and general partner entities	1,063	1,647	3,578	6,756
Other	198	(64)	225	12
Total	$10,842	$58,804	$58,946	$111,421

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fortress Operating Group net income (loss) (Note 13)	$14,314	$113,449	$96,966	$208,076
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries (Note 13)	(1,261)	(1,583)	(3,803)	(6,768)
Redeemable Non-controlling interests in (income) loss of Investment Company - consolidated VIE	2,042	—	1,885	—
Non-controlling interests in (income) loss of Investment Company - consolidated VIEs	9	—	9	—
Non-controlling interests in (income) loss of Non-Investment Manager - consolidated VIE	3,014	—	10,305	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$18,118	$111,866	$105,362	$201,308
Fortress Operating Group as a percent of total (A)	52.9%	51.2%	52.3%	52.0%
Fortress Operating Group net income (loss) attributable to the Principals and one senior employee	$9,581	$57,221	$55,143	$104,653

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and one senior employee.

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (loss) attributable to Class A shareholders	$4,438	$42,381	$38,594	$54,634
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	—	—	10,143
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	273	3,062	5,049	12,550
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	—	53,510	—
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	(101,156)	—
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$4,711	$45,443	$(4,003)	$77,327

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

8.    EQUITY-BASED AND OTHER COMPENSATION

Investment Manager

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity-based compensation, per below	$11,251	$8,671	$29,584	$28,648
Profit-sharing expense, per below	53,383	29,540	159,131	194,091
Discretionary bonuses	60,341	52,033	173,062	155,121
Other payroll, taxes and benefits	62,274	56,213	182,105	161,731
	$187,249	$146,457	$543,882	$539,591

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares
	Employees		Non-Employees		Issued to Directors
	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2013	19,228,466	$4.14	14,500	$3.12	955,744	$5.41

Issued	8,340,227	7.19	237,498	7.18	89,390	7.38
Transfers	(141,423)	5.25	141,423	5.46	—	—
Converted to Class A shares	(4,530,852)	3.87	(7,437)	3.28	—	—
Forfeited	(1,468,490)	3.89	—	—	—	—
Outstanding at September 30, 2014 (B)	21,427,928	$5.39	385,984	$6.47	1,045,134	$5.58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expense incurred (B)
Employee RSUs	$6,082	$5,069	$17,446	$18,357
Non-Employee RSUs	563	—	572	1
Principal Performance Payments (C)	4,109	3,602	11,069	10,290
Granted Class A Shares (D)	497	—	497	—
Restricted Shares (E)	—	—	—	—
Total equity-based compensation expense	$11,251	$8,671	$29,584	$28,648

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2014 of $62.7 million, with a weighted average recognition period of 2.3 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 1.1 million RSUs would be awarded as Principal Performance Payments.

(D)	Represents expense associated with vested Class A shares granted during the three months ended September 30, 2014.

(E)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.3 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of September 30, 2014 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

The expense for Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2014
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$2,958	$2,958
Liquid hedge fund business	2,756	1,250	4,006
Credit business	8,313	13,631	21,944
Total	$11,069	$17,839	$28,908

Profit Sharing Expense

Recognized profit sharing compensation expense (benefit) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Private equity funds	$—	$—	$303	$2,135
Permanent capital vehicles (A)	(1,751)	(459)	7,334	7,757
Liquid hedge funds	10,256	(3,578)	18,663	35,458
Credit hedge funds	13,675	20,371	49,008	71,074
Credit PE funds	26,419	9,480	65,984	53,570
Principal Performance Payments (B)	4,784	3,726	17,839	24,097
Total	$53,383	$29,540	$159,131	$194,091

(A)	Includes the mark-to market impact on the tandem options related to the publicly traded permanent capital vehicles.

(B)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

During the nine months ended September 30, 2014, 2,477 unvested Newcastle tandem options and 7,434 unvested New Residential tandem options, as adjusted for the reverse stock splits, were forfeited and the accrued compensation and related liability was reversed.

Non-Investment Manager

New Media 401(K) Plan

New Media maintains the New Media Investment Group, Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of New Media and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the period ended September 30, 2014, New Media’s matching contributions to the New Media 401(k) Plan were $0.4 million. New Media did not make nonelective contributions for the nine months ended September 30, 2014.

Stock Option and Incentive Award Plan

In February 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	206,881,050	206,881,050	208,079,111	208,079,111
Fully vested restricted Class A share units with dividend equivalent rights	88,508	88,508	1,789,026	1,789,026
Fully vested restricted Class A shares	1,045,134	1,045,134	1,006,503	1,006,503
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	232,790,917
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	4,810,232	—	4,146,536
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	7,967,787	—	9,207,414
Total weighted average shares outstanding	208,014,692	220,792,711	210,874,640	457,019,507
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$4,438	$4,438	$38,594	$38,594
Dilution in earnings due to fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(686)	(686)	(1,100)	(1,100)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	38,712
Net income (loss) available to Class A shareholders	$3,752	$3,752	$37,494	$76,206
Weighted average shares outstanding	208,014,692	220,792,711	210,874,640	457,019,507
Basic and diluted net income (loss) per Class A share	$0.02	$0.02	$0.18	$0.17

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share Units	13,592,852	14,766,136	13,167,782	15,761,068

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Class A shares (public shareholders)	206,881,050	237,470,346	208,079,111	231,019,933
Restricted Class A shares (directors)	1,045,134	952,016	1,006,503	909,641
Restricted Class A share units (employees) (A)	88,508	982,225	1,789,026	2,821,011
Restricted Class A share units (employees) (B)	7,513,984	5,744,629	7,016,497	4,759,829
Fortress Operating Group units (Principals and one senior employee)	226,331,513	249,534,372	232,790,917	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	—	—	3,255,189
Total	441,860,189	494,683,588	450,682,054	492,299,975

	As of September 30, 2014	As of December 31, 2013
Class A shares (public shareholders)	206,959,049	239,786,176
Restricted Class A shares (directors)	1,045,134	955,744
Restricted Class A share units (employees) (A)	103,684	6,704
Restricted Class A share units (employees) (B)	7,513,984	5,232,536
Fortress Operating Group units (Principals and one senior employee)	226,331,513	249,534,372
Total	441,953,364	495,515,532

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Dividends and distributions during the nine months ended September 30, 2014 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$85,181	$—	$85,181
Dividend equivalents on restricted Class A share
units (A)	—	3,436	—	3,436
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	5,160	92,516	—	92,516
Total distributions	$5,160	$181,133	$—	$181,133

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee).

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend was payable on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $17.2 million.

On July 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.18 per Class A share resulting in total dividends of $0.26 per Class A share for the second quarter of 2014. The dividend was payable on August 15, 2014 to holders of record of Class A shares on August 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments to holders of restricted Class A share units, was $56.0 million.

On October 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share. The dividend is payable on November 17, 2014 to holders of record of Class A shares on November 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments to holders of restricted Class A share units, is approximately $17.2 million.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2014 was $43.5 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

as of September 30, 2014, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund, Private Permanent Capital Vehicle and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $149.1 million as of September 30, 2014, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

October 1, 2014 to December 31, 2014	$6,543
2015	25,836
2016	23,404
2017	3,432
2018	937
2019	371
Thereafter	—
Total	$60,523

Rent expense, including operating expense escalations, for the Investment Manager during the nine months ended September 30, 2014 and 2013 was $17.5 million and $17.9 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

Non-Investment Manager

Minimum future rental payments (excluding expense escalations) related to New Media’s non-cancelable operating lease commitments are as follows:

October 1, 2014 to December 31, 2014	$1,726
2015	6,103
2016	4,228
2017	4,116
2018	3,199
2019	1,253
Thereafter	3,376
Total minimum lease payments	$24,001

Rent expense under operating leases for New Media for the period from February 14, 2014 to September 30, 2014 was $4.2 million and was primarily included in operating costs on the consolidated statements of operations.

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
SEPTEMBER 30, 2014
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

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, and (vi) Logan Circle.

In the third quarter of 2014, Fortress reorganized its segments by:

(1)
Reclassifying its investments in and resulting pre-tax distributable earnings from the Fortress Funds, which were previously presented under the principal investments segment, to each of the other segments that the investment relates to, and

(2)
Reclassifying one of its private equity funds, Worldwide Transportation and Infrastructure Investors ("WWTAI"), from its private equity funds segment to its permanent capital vehicles segment, as Fortress expects that WWTAI will become a publicly traded company externally managed by Fortress.

The reclassifications were made to reflect changes in the way the business is reviewed and assessed by Fortress's chief operating decision maker ("CODM"). All of Fortress’s internal reports have been changed to reflect this reorganization and Fortress’s allocable expenses are now allocated amongst the segments based on this reorganization. Prior period amounts have been reclassified to reflect the segment reorganization described above.

For segment results of operations, the amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

“Distributable earnings” is a measure of operating performance used by management in analyzing its segment and overall results. For the existing Fortress businesses it is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i) a.
for Fortress Funds which are private equity funds, a private permanent capital vehicle and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.
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

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the publicly traded permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

d.	adding equity method earnings (or losses) earned by Fortress in connection with the Investment Company, which is eliminated under GAAP,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the publicly traded permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including publicly traded permanent capital vehicle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vii)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds, credit PE funds and the private permanent capital vehicle, which are subject to contingent clawback, as of September 30, 2014:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund II	$—	N/A	$1,334	$(1,999)	$(1,334)	$—	(C)
Fund III	45,108	27 Quarters	45,108	—	—	45,108	(D)
FRID	—	N/A	10,041	(16,447)	(10,041)	—	(E)
Total	$45,108		$56,483	$(18,446)	$(11,375)	$45,108

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which Fortress's CODM has determined no clawback reserve is necessary: WWTAI, Credit Opportunities Fund, Credit Opportunities Fund II, Credit Opportunities Fund III, certain FCO Managed Accounts, Real Estate Opportunities Fund, Real Estate Opportunities REOC Fund, Net Lease Fund I, Japan Opportunity Fund and Global Opportunities Fund.

(B)	See Note 3.

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $1.3 million immediately prior to March 31, 2014. Based on the criteria determined by the CODM, management determined that a net reversal of $1.3 million of clawback reserve was appropriate for the three months ended March 31, 2014. The fund is in process of liquidation and no clawback exists as of September 30, 2014.

(D)	The potential clawback on this fund has been fully reserved in prior periods.

(E)	During the second quarter of 2014, Fortress returned all prior net incentive income distributions received from the fund. The fund is in liquidation and no clawback exists as of September 30, 2014.

Impairment Determination and Embedded Gain/Loss

During the nine months ended September 30, 2014, Fortress recorded $2.7 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. During the three months ended September 30, 2014, Fortress recognized an impairment charge of $11.5 million related to its holdings of digital currency (Bitcoin). As of September 30, 2014, Fortress had $4.6 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2014, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $572.3 million, representing net unrealized gains.

During the nine months ended September 30, 2014, Fortress recorded an aggregate net reversal of $1.3 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2014 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $4.6 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Embedded Incentive Income

As of September 30, 2014, Fortress had $1,025.6 million of gross undistributed incentive income (Note 3), or $958.7 million net of intrinsic clawback. Of the $1,025.6 million, $77.1 million has been recognized in distributable earnings. This amount represents accrued hedge fund incentive income recorded during the nine months ended September 30, 2014.

In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 4) and sold all of the resulting shares at their September 30, 2014 closing price, it would have recorded $64.0 million of gross additional distributable earnings, or $55.7 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

September 30, 2014 and the Nine Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated		Fortress Subtotal
Segment revenues
Management fees	$104,552	$50,434	$103,373	$84,129	$71,898	$34,328	$—		$448,714
Incentive income	2,854	40,676	2,627	102,977	120,261	178	—		269,573
Segment revenues - total	$107,406	$91,110	$106,000	$187,106	$192,159	$34,506	$—		$718,287
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$69,286	$27,232	$19,841	$87,095	$49,217	$(5,192)	$—		$247,479
Fund management distributable earnings (loss)	$69,286	$24,274	$18,591	$74,854	$47,827	$(5,192)	$—		$229,640
Pre-tax distributable earnings (loss)	$163,851	$25,901	$12,191	$72,626	$54,021	$(4,476)	$(1,497)		$322,617

Total segment assets	$788,798	$147,344	$222,841	$121,747	$260,029	$60,561	$784,222	(A)	$2,385,542

(A)	Unallocated assets includes cash of $322.4 million and net deferred tax assets of $385.3 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Three Months Ended September 30, 2014

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$33,638	$17,934	$33,733	$28,796	$23,571	$12,280	$—	$149,952
Incentive income	—	15,936	1,339	28,846	41,489	178	—	87,788
Segment revenues - total	$33,638	$33,870	$35,072	$57,642	$65,060	$12,458	$—	$237,740
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$18,677	$6,708	$4,334	$26,872	$16,410	$(1,660)	$—	$71,341
Fund management distributable earnings (loss)	$18,677	$6,534	$4,051	$22,862	$16,094	$(1,660)	$—	$66,558
Pre-tax distributable earnings (loss)	$18,701	$7,133	$(5,006)	$17,968	$18,044	$(1,804)	$(714)	$54,322

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

Nine Months Ended September 30, 2013

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$99,566	$45,996	$79,380	$75,435	$71,218	$25,859	$—	$397,454
Incentive income	9,181	7,299	97,324	140,840	102,148	—	—	356,792
Segment revenues - total	$108,747	$53,295	$176,704	$216,275	$173,366	$25,859	$—	$754,246
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$72,883	$20,801	$86,543	$100,678	$44,861	$(7,605)	$—	$318,161
Fund management distributable earnings (loss)	$72,883	$19,912	$77,890	$86,845	$44,139	$(7,605)	$—	$294,064
Pre-tax distributable earnings (loss)	$80,095	$20,828	$80,665	$91,715	$50,391	$(6,043)	$(4,479)	$313,172

Three Months Ended September 30, 2013

	Private Equity		Liquid	Credit
	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$33,810	$14,215	$30,634	$25,481	$23,669	$8,833	$—	$136,642
Incentive income	1,544	6,099	(27,387)	44,194	17,789	—	—	42,239
Segment revenues - total	$35,354	$20,314	$3,247	$69,675	$41,458	$8,833	$—	$178,881
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$24,095	$7,996	$(11,923)	$32,844	$7,442	$(3,320)	$—	$57,134
Fund management distributable earnings (loss)	$24,095	$7,107	$(10,730)	$28,940	$7,318	$(3,320)	$—	$53,410
Pre-tax distributable earnings (loss)	$30,717	$7,403	$(9,769)	$30,567	$8,436	$(1,758)	$(558)	$65,038

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fund management distributable earnings	$66,558	$53,410	$229,640	$294,064
Investment income (loss)	(11,405)	12,412	95,347	23,870
Interest expense	(831)	(784)	(2,370)	(4,762)
Pre-tax distributable earnings	54,322	65,038	322,617	313,172

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle and credit PE funds, subject to contingent repayment	(41,706)	(17,790)	(121,333)	(107,963)
Incentive income received from third parties, subject to contingent repayment	(565)	—	(652)	—
Incentive income accrued from private equity funds, the private permanent capital vehicle and credit PE funds, not subject to contingent repayment	13,416	15,883	66,778	50,262
Incentive income from hedge funds and Logan Circle, subject to annual performance achievement	(20,817)	5,973	(77,095)	(185,858)
Incentive income received from the sale of shares related to options	(6,833)	(1,921)	(8,318)	(1,921)
Reserve for clawback, gross (see discussion above)	—	(1,544)	(1,999)	(3,367)
	(56,505)	601	(142,619)	(248,847)
Adjust other income
Distributions of earnings from equity method investees**	(5,540)	(3,685)	(61,890)	(12,529)
Earnings (losses) from equity method investees**	37,635	57,532	74,850	116,748
Equity method (earnings) losses earned by Fortress in the Investment Company	3,200	—	2,974	—
Gains (losses) on options in equity method investees	(23,127)	3,488	(28,999)	27,233
Gains (losses) on other investments	15,585	(3,178)	(31,046)	9,358
Impairment of investments (see discussion above)	2,635	380	2,695	1,107
Adjust income from the receipt of options	1,743	—	3,346	36,470
	32,131	54,537	(38,070)	178,387
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(1,307)	(6,415)	(22,438)	(34,769)
Adjust employee portion of incentive income from private equity funds, the private permanent capital vehicle and credit PE funds, accrued prior to the realization of incentive income	(4,945)	555	(1,771)	1,210
	(6,252)	(5,860)	(24,209)	(33,559)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(12)	(12)	(34)	(34)
Adjust non-controlling interests related to Fortress Operating Group units	(9,581)	(57,221)	(55,143)	(104,653)
Adjust tax receivable agreement liability	(4,036)	—	(4,036)	(7,739)
Adjust income taxes - Investment Manager	(2,972)	(14,702)	(16,919)	(42,093)
Adjust consolidated Non-Investment Manager income (loss) allocable to Class A Shareholders	543	—	(19)	—
Adjust consolidated Investment Company income (loss) allocable to Class A Shareholders	(3,200)	—	(2,974)	—
Total adjustments	(49,884)	(22,657)	(284,023)	(258,538)

Net Income (Loss) Attributable to Class A Shareholders	4,438	42,381	38,594	54,634
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	10,842	58,804	58,946	111,421
Redeemable non-controlling interests in Income (Loss) of Consolidated Investment Company	(2,042)	—	(1,885)	—
Non-controlling interest in Income (Loss) of Consolidated Investment Company	(9)	—	(9)	—
Non-controlling interests in Income (Loss) of Consolidated Non-Investment Manager	(3,014)	—	(10,305)	—
Net Income (Loss) (GAAP)	$10,215	$101,185	$85,341	$166,055
 ** This adjustment relates to all of the private equity, permanent capital vehicle and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

September 30, 2014
Total Segment Assets	$2,385,542
Adjust equity investments from segment carrying amount	(38,699)
Adjust investments gross of employees' and others' portion	34,460
Adjust intangible assets to cost	(22,790)
Accrued incentive income subject to annual performance achievement	(77,095)
Less: Fortress's investment in and receivables from Non-Investment Manager - consolidated VIE	(6,474)
Less: Fortress's investment in and receivables from Investment Company - consolidated VIEs	(47,582)
Add: Total assets of consolidated Non-Investment Manager	822,977
Add: Total assets of consolidated Investment Company	192,206
Total assets (GAAP)	$3,242,545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment revenues	$237,740	$178,881	$718,287	$754,246
Adjust management fees	252	313	979	565
Adjust management fees for Non-Investment Manager - consolidated VIE	(1,498)	—	(3,727)	—
Adjust management fees for Investment Company - consolidated VIEs	—	—	—	—
Adjust incentive income	(56,505)	601	(142,909)	(248,847)
Adjust income from the receipt of options	1,743	—	3,346	36,470
Adjust other revenues (including expense reimbursements)*	56,771	52,224	167,704	157,014
Add: Total revenues - consolidated Non-Investment Manager	165,061	—	397,315	—
Add: Total revenues - consolidated Investment Company	196	—	244	—
Total revenues (GAAP)	$403,760	$232,019	$1,141,239	$699,448

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment prior to the allocation of corporate and intra-segment depreciation and amortization expense to the business segments was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Private Equity		Liquid	Credit
Three Months Ended September 30,	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Corporate	Total
2014
Depreciation	$396	$208	$2,027	$1,280	$304	$83	$687	$4,985
Amortization	—	—	—	—	—	12	—	12
Total	$396	$208	$2,027	$1,280	$304	$95	$687	$4,997

2013
Depreciation	$393	$159	$582	$1,416	$89	$68	$782	$3,489
Amortization	—	—	—	—	—	12	—	12
Total	$393	$159	$582	$1,416	$89	$80	$782	$3,501

Nine Months Ended September 30,
2014
Depreciation	$1,176	$604	$5,254	$4,058	$779	$252	$2,178	$14,301
Amortization	—	—	—	—	—	34	—	34
Total	$1,176	$604	$5,254	$4,058	$779	$286	$2,178	$14,335

2013
Depreciation	$1,132	$432	$1,561	$4,173	$238	$192	$2,332	$10,060
Amortization	—	—	—	—	—	34	—	34
Total	$1,132	$432	$1,561	$4,173	$238	$226	$2,332	$10,094

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In October 2014, Newcastle announced that its board of directors set a distribution date of November 6, 2014 for the common shares of New Senior Investment Group Inc. ("New Senior", NYSE: SNR) to its shareholders. Fortress will enter into a management agreement as of the distribution date with New Senior in which it will receive an annual management fee of 1.5% of the company's equity (as defined in the agreement) and incentive compensation (as defined in the agreement). Additionally, as of September 30, 2014, Fortress manages 22 senior living properties which are owned by New Senior for which Fortress receives management fees ranging from 6% to 7% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense of all on-site employees. Fortress determined that New Senior will qualify as a variable interest entity and, upon the completion of Newcastle's distribution of New Senior's common shares, Fortress determined that it will be the primary beneficiary. As a result, Fortress will consolidate New Senior as of the date of distribution.

For additional subsequent events, see Notes 4 and 9.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

13.	CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP, Certain Consolidated Entities (Non-Investment Manager and Investment Company) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended September 30, 2014.

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

The consolidating balance sheet information is as follows:

	As of September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Investment Manager
Cash and cash equivalents	$330,980	$678	$—	$—	$500	$—	$332,158
Due from affiliates	167,338	2,498	—	(4,762)	—	—	165,074
Investments	1,148,279	2,175	—	(50,499)	477,438	(477,438)	1,099,955
Investments in options	73,458	—	—	(3,207)	—	—	70,251
Deferred tax asset, net	—	—	—	—	385,301	—	385,301
Other assets	162,127	2,200	—	—	10,296	—	174,623
Investment Company - consolidated VIEs
Cash and cash equivalents	—	—	16,604	—	—	—	16,604
Receivables from brokers and counterparties	—	—	40,825	—	—	—	40,825
Investments, at fair value	—	—	133,857	—	—	—	133,857
Other assets	—	—	920	—	—	—	920
	1,882,182	7,551	192,206	(58,468)	873,535	(477,438)	2,419,568
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	—	—	135,063	—	—	—	135,063
Fixed assets, net	—	—	290,481	—	—	—	290,481
Goodwill	—	—	125,407	—	—	—	125,407
Intangible assets, net	—	—	155,133	—	—	—	155,133
Other assets, net	—	—	116,893	—	—	—	116,893
	—	—	822,977	—	—	—	822,977
Total Assets	$1,882,182	$7,551	$1,015,183	$(58,468)	$873,535	$(477,438)	$3,242,545

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	As of September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$266,221	$2,839	$—	$—	$—	$—	$269,060
Due to affiliates	71,924	2,273	—	(2,273)	284,265	—	356,189
Deferred incentive income	283,684	—	—	—	—	—	283,684
Debt obligations payable	75,000	—	—	—	—	—	75,000
Other liabilities	117,215	92	—	—	(1,194)	—	116,113
Investment Company - consolidated VIEs
Due to brokers and counterparties	—	—	12,577	—	—	—	12,577
Securities sold not yet purchased, at fair value	—	—	37,258	—	—	—	37,258
Other liabilities	—	—	1,980	(503)	—	—	1,477
	814,044	5,204	51,815	(2,776)	283,071	—	1,151,358
Non-Investment Manager - consolidated VIE
Deferred revenue	—	—	36,125	—	—	—	36,125
Debt obligations payable	—	—	232,275	—	—	—	232,275
Accrued expenses and other liabilities	—	—	74,165	(1,986)	—	—	72,179
	—	—	342,565	(1,986)	—	—	340,579
Total Liabilities	814,044	5,204	394,380	(4,762)	283,071	—	1,491,937

Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIE	—	—	—	34,887	—	—	34,887

Equity
Paid-in capital	5,741,427	5,597	635,997	(638,194)	2,004,828	(5,744,827)	2,004,828
Retained earnings (accumulated deficit)	(4,734,622)	(3,250)	(15,194)	11,659	(1,412,494)	4,741,407	(1,412,494)
Accumulated other comprehensive income (loss)	(6,202)	—	—	—	(1,870)	6,202	(1,870)
Total Fortress shareholders' equity (D)	1,000,603	2,347	620,803	(626,535)	590,464	(997,218)	590,464
Principals' and others' interests in equity of consolidated subsidiaries	67,535	—	—	—	—	519,780	587,315
Non-controlling interests in equity of Investment Company - consolidated VIEs	—	—	—	58,426	—	—	58,426
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	—	—	—	479,516	—	—	479,516
Total Equity	1,068,138	2,347	620,803	(88,593)	590,464	(477,438)	1,715,721
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,882,182	$7,551	$1,015,183	$(58,468)	$873,535	$(477,438)	$3,242,545

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Investment Manager
Management fees: affiliates	$400,189	$3,701	$—	$(6,690)	$—	$—	$397,200
Management fees: non-affiliates	51,855	257	—	—	—	—	52,112
Incentive income: affiliates	125,634	—	—	—	—	—	125,634
Incentive income: non-affiliates	1,030	—	—	—	—	—	1,030
Expense reimbursements: affiliates	130,459	22,989	—	—	—	—	153,448
Expense reimbursements: non-affiliates	7,877	2,054	—	—	—	—	9,931
Other revenues (affiliate portion disclosed in Note 7)	4,345	—	—	(20)	—	—	4,325
Investment Company - consolidated VIEs
Interest and divided income	—	—	244	—	—	—	244
	721,389	29,001	244	(6,710)	—	—	743,924
Non-Investment Manager - consolidated VIE
Advertising	—	—	236,434	—	—	—	236,434
Circulation	—	—	118,049	—	—	—	118,049
Commercial printing and other	—	—	42,832	—	—	—	42,832
	—	—	397,315	—	—	—	397,315
Total Revenues	721,389	29,001	397,559	(6,710)	—	—	1,141,239

Expenses
Investment Manager
Compensation and benefits	515,821	28,061	—	—	—	—	543,882
General, administrative and other	118,959	1,688	—	—	(1)	—	120,646
Depreciation and amortization	14,282	53	—	—	—	—	14,335
Interest expense	2,377	23	—	(22)	176	—	2,554
Investment Company - consolidated VIEs
Other	—	—	685	—	—	—	685
	651,439	29,825	685	(22)	175	—	682,102
Non-Investment Manager - consolidated VIE
Operating Costs	—	—	225,249	—	—	—	225,249
General, administrative and other	—	—	134,627	(3,727)	—	—	130,900
Depreciation and amortization	—	—	26,201	—	—	—	26,201
Interest expense	—	—	10,813	—	—	—	10,813
Loss on extinguishment of debt	—	—	9,047	—	—	—	9,047
	—	—	405,937	(3,727)	—	—	402,210
Total Expenses	651,439	29,825	406,622	(3,749)	175	—	1,084,312

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(25,681)	—	—	(554)	—	—	(26,235)
Tax receivable agreement liability adjustment	—	—	—	—	(4,036)	—	(4,036)
Earnings (losses) from equity method investees	78,776	—	—	2,974	50,219	(50,219)	81,750
Investment Company - consolidated VIEs
Gains (losses)	—	—	(4,427)	—	—	—	(4,427)
Total Other Income (Loss)	53,095	—	(4,427)	2,420	46,183	(50,219)	47,052

Income (Loss) Before Income Taxes	123,045	(824)	(13,490)	(541)	46,008	(50,219)	103,979
Income tax benefit (expense) - Investment Manager	(9,530)	10	—	—	(7,414)	—	(16,934)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	—	—	(1,704)	—	—	—	(1,704)
Total Income Tax Benefit (Expense)	(9,530)	10	(1,704)	—	(7,414)	—	(18,638)
Net Income (Loss)	$113,515	$(814)	$(15,194)	$(541)	$38,594	$(50,219)	$85,341
Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	3,803	—	—	—	—	55,143	58,946
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	—	—	—	(1,885)	—	—	(1,885)
Non-controlling Interests in Income (Loss) of Investment Manager - consolidated VIEs	—	—	—	(9)	—	—	(9)
Non-controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	—	—	—	(10,305)	—	—	(10,305)
Net Income (Loss) Attributable to Class A Shareholders (D)	109,712	(814)	(15,194)	11,658	38,594	(105,362)	38,594
	$113,515	$(814)	$(15,194)	$(541)	$38,594	$(50,219)	$85,341

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$113,515	$(814)	$(15,194)	$(541)	$38,594	$(50,219)	$85,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	14,282	53	—	—	—	—	14,335
Other amortization and accretion (included in interest expense)	585	—	—	—	—	—	585
(Earnings) losses from equity method investees	(78,776)	—	—	(2,974)	(50,219)	50,219	(81,750)
Distributions of earnings from equity method investees	78,337	—	—	—	—	—	78,337
(Gains) losses	25,681	—	—	554	—	—	26,235
Deferred incentive income	(66,778)	—	—	—	—	—	(66,778)
Deferred tax (benefit) expense	1,012	—	—	—	7,414	—	8,426
Options received from affiliates	(6,310)	—	—	2,964	—	—	(3,346)
Tax receivable agreement liability adjustment	—	—	—	—	4,036	—	4,036
Equity-based compensation	29,584	—	—	—	—	—	29,584
Options in affiliates granted to employees	759	—	—	—	—	—	759
Other	(653)	—	—	—	—	—	(653)
Investment Company - consolidated VIEs
(Gains) losses	—	—	4,427	—	—	—	4,427
Non-Investment Manager - consolidated VIE
Depreciation and amortization	—	—	26,201	—	—	—	26,201
Loss on extinguishment of debt	—	—	5,949	—	—	—	5,949
Amortization of deferred financing costs (included in interest expense)	—	—	708	—	—	—	708
Deferred tax (benefit) expense	—	—	1,704	—	—	—	1,704
Other	—	—	462	—	—	—	462
Cash flows due to changes in
Investment Manager
Due from affiliates	(14,610)	(634)	—	4,047	—	—	(11,197)
Other assets	36,179	(1,761)	—	—	(2,111)	—	32,307
Accrued compensation and benefits	(81,959)	554	—	—	—	—	(81,405)
Due to affiliates	(21,855)	2,064	—	(2,064)	170	—	(21,685)
Deferred incentive income	99,553	—	—	—	—	—	99,553
Other liabilities	37,927	30	—	—	(1,520)	—	36,437
Investment Company - consolidated VIEs
Purchases of investments and payments to cover securities sold not yet purchased	—	—	(458,794)	—	—	—	(458,794)
Proceeds from sale of investments and securities sold not yet purchased	—	—	386,242	—	—	—	386,242
Receivables from brokers and counterparties	—	—	(40,825)	—	—	—	(40,825)
Other assets	—	—	(9,362)	—	—	—	(9,362)
Due to brokers and counterparties	—	—	12,577	—	—	—	12,577
Other liabilities	—	—	2,467	—	—	—	2,467

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIE
Other assets	—	—	239	—	—	—	239
Deferred revenue	—	—	(439)	—	—	—	(439)
Accrued expenses and other liabilities	—	—	970	(1,986)	—	—	(1,016)
Net cash provided by (used in) operating activities	166,473	(508)	(82,668)	—	(3,636)	—	79,661
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(71,540)	—	—	50,053	(33,664)	33,664	(21,487)
Distributions of capital from equity method investees	368,373	—	—	—	85,660	(85,660)	368,373
Purchase of securities	(14,936)	—	—	—	—	—	(14,936)
Proceeds from sale of equity securities	83,039	—	—	—	—	—	83,039
Purchase of fixed assets	(7,631)	—	—	—	—	—	(7,631)
Purchase of software and technology-related assets	(25,976)	—	—	—	—	—	(25,976)
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	—	—	23,845	—	—	—	23,845
Purchase of fixed assets	—	—	(2,550)	—	—	—	(2,550)
Acquisitions, net of cash acquired	—	—	(71,822)	—	—	—	(71,822)
Other	—	—	714	—	—	—	714
Net cash provided by (used in) investing activities	331,329	—	(49,813)	50,053	51,996	(51,996)	331,569
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	—	—	—	—	—	(50,000)
Borrowings under debt obligations	125,000	—	—	—	—	—	125,000
Proceeds from public offering (Note 9)		—	—	—	186,551	—	186,551
Repurchase of Class B shares (Note 9)	—	—	—	—	(186,551)	—	(186,551)
Issuance (purchase) of Class A shares (RSU settlements)	(33,664)	—	—	—	33,664	—	—
Repurchase of Class A shares (Note 9)	(363,260)	(150)	—	—	—	—	(363,410)
Capital contributions (distributions)	33,664	—	—	—	—	(33,664)	—
Dividends and dividend equivalents paid	(89,096)	—	—	—	(85,181)	85,660	(88,617)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	600	—	—	—	—	—	600
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(152,686)	—	—	—	—	—	(152,686)
Excess tax benefits from delivery of RSUs	—	—	—	—	3,030	—	3,030
Investment Company - consolidated VIEs
Redeemable non-controlling interests - contributions	—	—	66,256	(50,003)	—	—	16,253
Non-redeemable non-controlling interests in Investment Company - contributions	—	—	58,485	(50)	—	—	58,435

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIE
Repayments of debt obligations	—	—	(185,989)	—	—	—	(185,989)
Borrowings under debt obligations	—	—	239,840	—	—	—	239,840
Payment of debt issuance costs	—	—	(2,505)	—	—	—	(2,505)
Proceeds from public offering (net of offering costs)	—	—	116,130	—	—	—	116,130
Dividends and dividend equivalents paid	—	—	(8,069)	—	—	—	(8,069)
Net cash provided by (used in) financing activities	(529,442)	(150)	284,148	(50,053)	(48,487)	51,996	(291,988)
Net Increase (Decrease) in Cash and Cash Equivalents	(31,640)	(658)	151,667	—	(127)	—	119,242
Cash and Cash Equivalents, Beginning of Period	362,620	1,336	—	—	627	—	364,583
Cash and Cash Equivalents, End of Period	$330,980	$678	$151,667	$—	$500	$—	$483,825
Cash and Cash Equivalents - Investment Manager, End of Period	$330,980	$678	$—	$—	$500	$—	$332,158
Cash and Cash Equivalents - Investment Company - consolidated VIEs, End of Period	$—	$—	$16,604	$—	$—	$—	$16,604
Cash and Cash Equivalents - Non- Investment Manager - consolidated VIE, End of Period	$—	$—	$135,063	$—	$—	$—	$135,063

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $66.0 billion in AUM as of September 30, 2014. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of approximately 1,600 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first nine months of 2014, with strong performances in some funds and weakness in others, and overall our operating results were flat to slightly down in comparison to the first nine months of 2013. In addition, we have continued capital raising within our funds and we have improved our capital structure by repurchasing Class A shares at a discount to their market price. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of September 30, 2014, we managed the following businesses:

Private Equity — a business that manages approximately $14.2 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a private fund. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, and media assets and the private fund invests in transportation and infrastructure assets.

Liquid Hedge Funds — a business that manages approximately $7.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $13.2 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $31.1 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. Logan Circle's growth equities investment business is focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

Private equity style funds (including the private permanent capital vehicle) are typically “closed-end” funds, which means they work as follows. We solicit fund investors to make capital commitments to a fund. Fund investors commit a certain amount of capital when the fund is formed. We may “draw” or “call” this capital from the fund investors as the fund makes investments. Capital is returned to fund investors as investments are realized. The fund has a set termination date and we must use an investment strategy that permits the fund to realize all of the investments it makes in the fund within that period. Fund investors may not withdraw or redeem capital, barring certain extraordinary circumstances, and additional fund investors are not permitted to join the fund once it is fully formed. Typically, private equity style funds make longer-term, less liquid (i.e. less readily convertible to cash) investments.

Publicly traded permanent capital vehicles are publicly traded entities which are externally managed by us. "Externally managed" means that their senior management is typically employed by us and that they rely on us for their decision making. In exchange, we receive management fees, incentive income and, when we assist these entities in raising equity capital, options to purchase their common stock. "Publicly traded" means that their equity, in the form of common stock, is typically traded on a major public stock exchange, such as the New York Stock Exchange. As a result, their equity investors (stockholders) may trade in and out of their positions, but Fortress continues to earn management fees and incentive income regardless of any turnover in ownership. These entities have indefinite lives and typically pay dividends or distributions to their stockholders only from earnings, while capital is reinvested.

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

In addition, Fortress typically receives a number of options to purchase common stock of publicly traded permanent capital vehicles equal to 10% of the number of shares of common stock sold by any such entity when raising equity capital. The options received by Fortress typically have a strike price equal to the market price of the relevant stock on the day of issuance and a ten-year term. When an option is exercised, Fortress pays the strike price and receives a share of common stock of the publicly traded permanent capital vehicle. If the value of the stock were to increase during the term of the option, the value of the share received by Fortress upon exercise would exceed the strike price paid by Fortress.

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

Assets Under Management

Management fee paying assets under management, or AUM, fluctuate based on four primary factors:

•
Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf or when the publicly traded permanent capital vehicles raise capital such as in an equity offering. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes, and (b) the reputation and track record of the manager and its key investment employees.

•
Realization of private equity investments and return of capital distributions: In “closed-end” funds, AUM decreases when we return capital to fund investors as investments are realized. Investments are realized when they are sold or otherwise converted to cash by the manager. Similarly, AUM decreases in publicly traded investment vehicles, including the publicly traded permanent capital vehicles, when return of capital distributions are made to investors.

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

Incentive income is calculated differently for the hedge funds, private equity funds and publicly traded permanent capital vehicles, as described below.

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

•
We generally earn incentive income from publicly traded permanent capital vehicles based on a percentage of operating results in excess of specified returns to shareholders, calculated on a cumulative but not compounding basis.  Incentive income is generally earned quarterly and once incentive is earned, it is not subject to clawback.  However, if at a later date the total incentive income received by us is in excess of the cumulative amount calculated as of this later date, we would have to make up that difference in order to us to begin earning incentive income again.

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

Non-Investment Manager

New Media

We consolidated New Media Investment Group Inc. (“New Media”) beginning in February 2014. We entered into a management agreement with New Media pursuant to which we receive annual management fees and incentive income. We determined that New Media qualified as a variable interest entity (“VIE”) and, upon the completion of the distribution of New Media's common shares, that we were the primary beneficiary. Therefore, in addition to our asset management business (disclosed under Investment Manager in our financial statements), we also consolidate New Media, a newly listed company primarily focused on investing in a high quality portfolio of local media assets (disclosed under Non-Investment Manager in our financial statements and also referred to as the “Media Business”). As of September 30, 2014, Fortress owned approximately 0.20% of New Media's outstanding common stock.

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

New Senior

In October 2014, Newcastle announced that its board of directors set a distribution date of November 6, 2014 for the common shares of New Senior Investment Group Inc. ("New Senior", NYSE: SNR) to its shareholders. Fortress will enter into a management agreement with New Senior as of the distribution date in which it will receive annual management fees and incentive compensation. Additionally, Fortress manages 22 senior living properties which are owned by New Senior for which Fortress receives management fees and reimbursement of certain expenses, including the compensation expense of all on-site employees. Fortress determined that New Senior will qualify as a VIE and, upon the completion of Newcastle's distribution of New Senior's common shares, Fortress determined that it will be the primary beneficiary. As a result, Fortress will consolidate New Senior as of the date of distribution.

Understanding our Financial Statements

Balance Sheet

Our assets consist primarily of the following:

1)
Investments in our funds, recorded generally based on our share of the funds' underlying net asset value, which in turn is based on the estimated fair value of the funds' investments. In addition, we hold options to purchase shares of common stock of our publicly traded permanent capital vehicles.

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

5)	Media related assets of New Media, a consolidated VIE.

6)	Assets of the consolidated investment companies (collectively, the "Investment Company"), which are consolidated VIEs.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility or other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

5)	Media related liabilities of New Media, a consolidated VIE.

6)	Liabilities of the Investment Company, which are consolidated VIEs.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the consolidated balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

3)	Advertising, circulation and commercial printing revenues related to New Media.

4)	Interest and dividends related to the Investment Company, which are consolidated VIEs.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in Note 8 to our consolidated financial statements.)

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

5)	New Media related operating expenses and interest expense.

6)	Expenses relating to the Investment Company, which are consolidated VIEs.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. In the third quarter of 2014, we reorganized our segments. See "—Results of Operations — Segment Analysis" below.

The amounts not allocated to a segment consist primarily of interest expense incurred with respect to corporate borrowings, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

Market Considerations

Our revenues consist primarily of (i) management fees based generally on AUM, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues - both at Fortress and within our funds - depends on our ability to retain existing investors, attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns.

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

Global markets continue to be impacted by an overall challenging environment characterized by uncertainty and an absence of clear trends. Volatility remained generally low during the third quarter and equities and fixed income markets delivered mixed results, while the U.S. dollar gained strength. Over the past few weeks, volatility has increased in the markets due to concerns over a global slowdown even with prolonged stimulus from central banks. While additional easing is expected from the European Central Bank and the Bank of Japan, the Federal Reserve’s asset purchase program is expected to come to an end shortly. Markets continue to focus on the path of U.S. monetary policy and the expected transition in 2015 as an indicator of the likely direction of global interest rates and are focused on recent low inflation as well. In addition, markets are also focused on how additional U.S. dollar strength could impact growth and inflation outlook, as well as Federal Reserve policy. It is unclear what action the Federal Reserve may take after ending its quantitative easing program, given mixed economic data, uneven growth and the low levels of inflation. Although the U.S. economy appears to be recovering, the recovery has been uneven, with weakness is some areas and improvement in others. During the last quarter, the labor market has been stronger, with unemployment generally decreasing, and the housing market remained modest but slowly improving. However, weak consumer spending continues to hamper additional U.S. growth, though some measures of consumer spending have also begun to improve. Inconsistent economic data points have made the recovery’s progress more difficult to assess. This imbalance presents a challenge for the Federal Reserve and, given the uncertainty of a broader recovery, markets could potentially become more sensitive to key economic data points and indications by the Federal Reserve of their revised policy. Markets will be looking for clarity from the Federal Reserve and other central banks and governments as well as indicators of growth.

In the Eurozone, the European Central Bank adopted a wide ranging package of easing measures, including decreased refinancing and deposit rates, liquidity enhancing measures aimed at increasing funding for the non-financial sector through a series of targeted long-term refinancing operations, and announced it would begin its asset-backed securities and covered bond purchase program in the last quarter of 2014. While this was important for continued Eurozone recovery, growth is still slow and in general, much lower than that of the U.S. Although we believe sovereign risk has generally decreased overall in the Eurozone, it may be increasing again and inflation remains far below the European Central Bank's price stability mandate, which makes the Eurozone vulnerable to another external shock and creates uncertainty over its capacity to regain competitiveness. In addition, the Ukraine conflict with Russia has increased geopolitical risk and has had a negative impact on business and consumer confidence amid generally high unemployment in Europe. The broader Eurozone is also likely to face difficult discussions around additional support packages and restructuring of financial institutions, though we expect additional easing to be implemented. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of September 30, 2014, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the Bank of Japan has continued the substantial pace of its easing policy and we expect it to continue through the end of the year, with any reassessment occurring after an expected decision on whether to implement a second consumption tax increase. Third quarter GDP will be a key consideration in contemplating a second consumption tax increase towards the end of the year, which we expect would occur together with additional fiscal stimulus. Renewed weakening of the Yen in recent weeks also provides the Bank of Japan with additional time to consider whether more assertive policy is necessary to achieve its inflation targets for the year. Consequently, while its asset purchasing program is expected to increase, any possible expansion of its easing policy is likely to occur only after the end of the year. Despite these measures, the Japanese equity market has declined so far this year, after increases in 2013.

The overall view on emerging markets remains mixed. We expect that emerging markets will be likely tied to U.S. interest rates and Federal Reserve policy indicators. However, while a stronger U.S. economy would contribute to growth, it would be likely be offset by lower growth outside the U.S., which is an additional downside risk for emerging markets even if we experience positive U.S. growth. In Brazil, the October 2014 elections were polarizing, increasing uncertainty despite re-election of the current president. Markets are also cautious given Brazil’s vulnerability to an eventual increase in rates by the Federal Reserve.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased significantly in the first nine months of 2014 and the outlook for 2014 remains positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated strong returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008, with slight increases in the first nine months of 2014. As illustrated in “- Assets Under Management” below, we have been able to raise additional capital in our funds, including existing hedge funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments, or in which variable interest entities that we consolidate operate.

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth within some of our financial services investments. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. In addition, we believe there are significant investment opportunities in transportation and infrastructure investments in the energy industry, driven by growth in oil and gas production. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values. European markets have presented opportunities for distressed investments in country specific markets such as Italy.

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that mortgage servicing rights, excess mortgage servicing rights and other servicing related investments present an attractive investment opportunity. Nationstar Mortgage Holdings Inc. ("Nationstar") is a mortgage servicer, which is majority owned by our Fortress Funds, and New Residential Investment Corp. ("New Residential"), which is managed by Fortress, and the MSR Opportunities Funds have made significant investments in excess MSRs and other servicing related assets. The timing, size and potential returns of future investments in this sector may be less attractive than prior investments due to a number of factors, most of which are beyond our control. Such factors include, but are not limited to, recent increased competition for excess MSRs and other servicing assets, which we believe is causing a related increase in the price for these assets. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the first nine months of 2014 has been negative, with losses attributable to global equities, which were partially offset by gains in global currency positions and emerging markets. Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

In addition, we consolidated New Media, which exposes us to the industry in which it operates. The newspaper industry and New Media’s predecessor experienced declining same store revenue and profitability over the past several years. General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the industry in which New Media operates. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. In addition, we will consolidate New Senior when it completes its spin-off; the senior living industry is discussed above.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit (I)
	Funds (I)	Permanent Capital Vehicles (I)		Hedge Funds	PE Funds	Logan Circle	Total

AUM December 31, 2013	$11,861	$3,722	$7,398	$5,856	$7,527	$25,386	$61,750
Capital raised (A)	—	483	2,072	512	31	—	3,098
Increase in invested capital	127	348	—	15	1,036	—	1,526
Redemptions (B)	—	—	(1,438)	(37)	—	—	(1,475)
RCA distributions (C)	—	—	—	(487)	—	—	(487)
Return of capital distributions (D)	(2,798)	(97)	(120)	(47)	(1,395)	—	(4,457)
Adjustment for capital reset (E)	—	—	—	—	(86)	—	(86)
Crystallized incentive income (F)	—	—	(130)	(169)	—	—	(299)
Net client flows (traditional)	—	—	—	—	—	4,385	4,385
Income (loss) and foreign exchange (G)	597	(45)	(253)	497	(30)	1,325	2,091
AUM September 30, 2014 (H)	$9,787	$4,411	$7,529	$6,140	$7,083	$31,096	$66,046

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2014. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
For private equity funds, the private permanent capital vehicle and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds, the private permanent capital vehicle and credit PE funds that are in their capital commitment periods, recallable capital distributions. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

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

(I)
As of September 30, 2014, the private equity funds, the private permanent capital vehicle and credit funds had approximately $2.1 billion, $0.6 billion and $4.8 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.0 billion is only available for follow-on investments, management fees and other fund expenses.

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

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2014 redemption notice date was July 5, 2014 for redemptions to be paid in the first quarter of 2015.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2014 return of capital request notice date was October 3, 2014 for capital to be returned after December 31, 2014. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2009, 2010, 2011, 2012 and 2013 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below.

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2014 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received		Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2014	$1,520,811	(D)	$917,177	$603,353		$203,450	(D)	$751	$202,699
2013	957,414		981,914	—		157,251		116,201	46,727
2012	1,482,907		1,483,319	—		248,402		250,621	38,292
Prior				—	(A)				365,120	(A)
				$603,353	(B)				$652,838	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $295.7 million to be paid primarily within one quarter and $307.7 million to be paid in the first quarter of 2015. For credit hedge funds, reflects $202.7 million to be paid in the first quarter of 2015 and thereafter and approximately $450.1 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee paying to non-fee paying subsequent to notice receipt.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(D)	In October 2014, Fortress's liquid hedge funds and credit hedge funds received $101.3 million and $13.9 million, respectively, of additional redemption requests.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	September 30, 2014
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$—	$—	25.7%
Fund II	Jul-02	In Liquidation	—	—	35.5%
Fund III	Sep-04	Jan-15	763	1,159	6.0%
Fund III Coinvestment	Nov-04	Jan-15	41	96	1.7%
Fund IV	Mar-06	Jan-17	2,322	3,445	2.3%
Fund IV Coinvestment	Apr-06	Jan-17	348	449	(1.1)%
Fund V (E)	May-07	Feb-18	4,263	2,814	5.6%
Fund V Coinvestment (E)	Jul-07	Feb-18	491	615	(5.9)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	In Liquidation	—	—	19.4%
FRID (GAGFAH)	Mar-05	In Liquidation	—	723	(0.3)%
FRIC (Brookdale)	Mar-06	In Liquidation	—	159	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	771	1,083	6.9%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	436	441	0.7%
MSR Opportunities Fund I A	Aug-12	Aug-22	228	284	18.1%
MSR Opportunities Fund I B	Aug-12	Aug-22	57	71	18.0%
MSR Opportunities Fund II A	Jul-13	Jul-23	45	28	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	1	—	(C)
MSR Opportunities MA I	Jul-13	Jul-23	10	6	(C)
Italian NPL Opportunities Fund	Dec-13	Sep-24	11	—	(C)

Private Permanent Capital Vehicle
WWTAI	Jul-11	Jan-25	451	192	(C)

Continued on next page.

			AUM		Returns (B)
						Nine Months Ended
	Inception		September 30,		Inception	September 30,
Name of Fund	Date	Maturity Date (A)	2014	2013	to Date (D)	2014	2013
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$1,579	$1,494	N/A	9.5%	7.1%
New Residential Investment Corp.	May-13	Permanent	1,366	1,196	N/A	12.0%	10.6%
Eurocastle Investment Limited	Oct-03	Permanent	510	547	N/A	7.5%	6.4%
New Media Investment Group Inc.	Feb-14	Permanent	505	—	N/A	6.5%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	223	293	7.9%	(5.4)%	8.6%
Fortress Macro Funds	May-09	Redeemable	1,537	1,425	6.6%	(4.9)%	9.8%
Fortress Macro MA1	Nov-11	Redeemable	304	334	9.0%	(4.9)%	10.3%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	480	559	2.7%	1.8%	4.2%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	455	650	3.0%	1.7%	7.2%
Fortress Asia Macro Funds	Mar-11	Redeemable	2,793	1,594	10.0%	(4.0)%	11.7%
Fortress Convex Asia Funds	May-12	Redeemable	189	107	(5.1)%	(4.2)%	(1.5)%
Fortress Redwood Fund LTD	Aug- 13	Redeemable	582	585	(C)	(C)	(C)

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,224	3,757	11.6%	7.7%	13.5%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,324	1,232	11.3%	5.6%	13.2%
Worden Fund	Jan-10	PE style redemption	223	196	12.1%	5.9%	11.2%
Worden Fund II	Aug-10	PE style redemption	38	28	10.3%	4.6%	10.5%
Japan Income Fund	Dec-13	Redeemable	14	—	(C)	(C)	N/A
Value Recovery Funds and related assets	(G)	Non-redeemable	309	449	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	September 30, 2014
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$575	$693	25.4%
Credit Opportunities Fund II	Jul-09	Jul-22	576	737	18.2%
Credit Opportunities Fund III	Sep-11	Mar-24	1,624	950	(C)
FCO Managed Accounts	Sep-08 to Oct-10	Apr-22 to Jun-24	1,072	805	19.0%
FCO Managed Accounts (C)	Apr-12 to Jun-12	Mar-24 to Mar-27	608	631	(C)
Long Dated Value Fund I	Apr-05	Apr-30	163	185	5.3%
Long Dated Value Fund II	Nov-05	Nov-30	121	142	4.2%
Long Dated Value Fund III	Feb-07	Feb-32	74	91	8.7%
LDVF Patent Fund	Nov-07	Nov-27	3	3	11.6%
Real Assets Fund	Jun-07	Jun-17	64	85	8.1%
Japan Opportunity Fund	Jun-09	Jun-19	316	409	29.6%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	714	714	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	668	745	(C)
Net Lease Fund I	Jan-10	Feb-20	3	65	21.2%
Global Opportunities Fund	Sep-10	Sep-20	160	274	10.5%
Life Settlements Fund	Dec-10	Dec-22	91	238	(C)
Life Settlements Fund MA	Dec-10	Dec-22	7	21	(C)
Real Estate Opportunities Fund	May-11	Sep-24	165	109	15.3%
Real Estate Opportunities Fund II	May-14	May-27	31	—	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	41	25	(C)
Subtotal - all funds			33,969	32,933
Managed accounts			981	1,457
Total - Alternative Investments			34,950	34,390
Logan Circle			31,096	23,581
Total (H)			$66,046	$57,971

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 78% of our alternative investment AUM as of September 30, 2014.

(B)	Represents the following:
For the private equity funds, private permanent capital vehicle and credit PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of the net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices.

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

(H)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH) and FICO (Intrawest) had zero AUM as of September 30, 2014 and 2013, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

The results of operations of Fortress’s asset management business are disclosed in the table below under the Investment Manager caption, including the Investment Company. The results of operations of New Media, a consolidated VIE, are disclosed in the table below under the Non-Investment Manager caption. See Notes 1 and 4 to our consolidated financial statements for information on consolidation of the Investment Company, New Media, and other VIEs.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2014	2013		$2014	2013	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Investment Manager
Management fees: affiliates	$397,200	$388,957	$8,243	$133,674	$121,593	$12,081
Management fees: non-affiliates	52,112	45,531	6,581	16,774	15,361	1,413
Incentive income: affiliates	125,634	103,176	22,458	30,941	40,934	(9,993)
Incentive income: non-affiliates	1,030	4,770	(3,740)	343	1,907	(1,564)
Expense reimbursements: affiliates	153,448	149,308	4,140	50,600	49,301	1,299
Expense reimbursements: non-affiliates	9,931	4,752	5,179	4,869	1,904	2,965
Other revenues	4,325	2,954	1,371	1,302	1,019	283
Investment Company - consolidated VIEs
Interest and dividend income	244	—	244	196	—	196
	743,924	699,448	44,476	238,699	232,019	6,680
Non-Investment Manager - consolidated VIE
Advertising	236,434	—	236,434	96,761	—	96,761
Circulation	118,049	—	118,049	49,803	—	49,803
Commercial printing and other	42,832	—	42,832	18,497	—	18,497
	397,315	—	397,315	165,061	—	165,061
Total Revenues	1,141,239	699,448	441,791	403,760	232,019	171,741

Expenses
Investment Manager
Compensation and benefits	543,882	539,591	4,291	187,249	146,457	40,792
General, administrative and other expense (including depreciation and amortization)	134,981	110,064	24,917	45,852	36,816	9,036
Interest expense	2,554	4,856	(2,302)	916	778	138
Investment Company - consolidated VIEs
Other	685	—	685	466	—	466
	682,102	654,511	27,591	234,483	184,051	50,432
Non-Investment Manager - consolidated VIE
Operating costs	225,249	—	225,249	93,716	—	93,716
General, administrative and other expense (including depreciation and amortization)	157,101	—	157,101	65,229	—	65,229
Interest expense	10,813	—	10,813	4,519	—	4,519
Loss on extinguishment of debt	9,047	—	9,047	—	—	—
	402,210	—	402,210	163,464	—	163,464
Total Expenses	1,084,312	654,511	429,801	397,947	184,051	213,896

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2014	2013		$2014	2013	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Other Income (Loss)
Investment Manager
Gains (losses)	(26,235)	45,578	(71,813)	(19,359)	7,503	(26,862)
Tax receivable agreement liability adjustment	(4,036)	(7,739)	3,703	(4,036)	—	(4,036)
Earnings (losses) from equity method investees	81,750	125,515	(43,765)	38,928	60,508	(21,580)
Investment Company - consolidated VIEs
Gains (losses)	(4,427)	—	(4,427)	(4,991)	—	(4,991)
Total Other Income (Loss)	47,052	163,354	(116,302)	10,542	68,011	(57,469)

Income (Loss) Before Income Taxes	103,979	208,291	(104,312)	16,355	115,979	(99,624)
Income tax benefit (expense) - Investment Manager	(16,934)	(42,236)	25,302	(3,024)	(14,794)	11,770
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	(1,704)	—	(1,704)	(3,116)	—	(3,116)
Total Income Tax Benefit (Expense)	(18,638)	(42,236)	23,598	(6,140)	(14,794)	8,654
Net Income (Loss)	$85,341	$166,055	$(80,714)	$10,215	$101,185	$(90,970)
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	58,946	111,421	(52,475)	10,842	58,804	(47,962)
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	(1,885)	—	(1,885)	(2,042)	—	(2,042)
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	(9)	—	(9)	(9)	—	(9)
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIE	(10,305)	—	(10,305)	(3,014)	—	(3,014)
Net Income (Loss) Attributable to Class A Shareholders	38,594	54,634	(16,040)	4,438	42,381	(37,943)
	$85,341	$166,055	$(80,714)	$10,215	$101,185	$(90,970)

Factors Affecting Our Business and Results of Operations

During the periods discussed herein, the following are significant factors that have affected our business and/or materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds;

•	changes in the size of our fund management and investment platform and our related compensation structure; and

•	consolidation of New Media.

Each of these factors is described below, except for the consolidation of New Media, which is described under "- Non-Investment Manager - New Media." We also expect that the consolidation of New Senior as of the distribution date on November 6, 2014 will have a material impact on our net income but will not have a material impact on our net income attributable to Class A shareholders.

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, private permanent capital vehicle and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the publicly traded permanent capital vehicles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Nine Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
September 30, 2014	$10,916	$3,971	$7,633	$6,012	$7,107	$28,052	$63,691
September 30, 2013	$10,965	$3,393	$5,983	$5,678	$7,106	$21,900	$55,025

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
September 30, 2014	$10,145	$4,216	$7,698	$6,111	$6,961	$30,114	$65,245
September 30, 2013	$11,182	$3,397	$6,692	$5,714	$6,818	$22,489	$56,292

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

In July 2012, Fortress formed a senior living property management subsidiary which has agreements to manage certain senior living properties, most of which are owned by Newcastle Investment Corp. ("Newcastle").  For these services, Fortress receives management fees based on a percentage of revenues from the properties. These properties will be included as part of Newcastle's distribution of the common shares of New Senior to its shareholders in November 2014.

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

Employees

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 1,056 asset management employees as of September 30, 2013, to 1,159 asset management employees as of September 30, 2014. Additionally, as of September 30, 2014 we have 1,720 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,209 such employees as of September 30, 2013.

Non-Investment Manager

As of September 30, 2014, New Media had approximately 6,153 employees, consisting of hourly and salaried employees. New Media employs union personnel at a number of their core publications representing approximately 929 employees. As of September 30, 2014, there were 32 collective bargaining agreements covering union personnel. Most of New Media's unionized employees work under collective bargaining agreements that expire in 2014.

Revenues

Nine months ended September 30

Total revenues were $1,141.2 million for the nine months ended September 30, 2014, a net increase of $441.8 million, compared to $699.4 million for the nine months ended September 30, 2013. The increase in revenues was primarily attributable to an increase of $397.3 million from the Media Business as a result of the consolidation of New Media beginning February 14, 2014, and an increase of $44.5 million in Investment Manager revenues.

The increase in Investment Manager revenues of $44.5 million was primarily attributable to (i) increases of $8.2 million and $6.6 million in management fees from affiliates and non-affiliates, respectively, (ii) an increase of $22.5 million in incentive income from affiliates, (iii) increases of $4.1 million and $5.2 million in expense reimbursements from affiliates and non-affiliates, respectively and (iv) an increase of $1.4 million in other revenues. These increases were partially offset by a decrease in incentive income from non-affiliates of $3.7 million.

The increase in management fees from affiliates of $8.2 million was mainly due to (i) a net increase of $40.1 million in management fees from our liquid hedge funds, credit hedge funds, private equity and permanent capital vehicles primarily as a result of increases in average fee paying AUM, based on a simple quarterly average, of $2.5 billion and (ii) a $1.2 million increase in management fees earned by our senior living property manager. This increase was partially offset by a decrease of $33.1 million in management fees resulting from publicly traded permanent capital vehicle options granted to Fortress during the nine months ended September 30, 2014 as compared to the prior period.

The increase in management fees from non-affiliates of $6.6 million was primarily related to an $8.2 million increase in management fees from non-affiliates from Logan Circle due to an increase in average fee paying AUM, based on a simple quarterly average, of $6.2 billion partially offset by (i) net decreases of $1.0 million and $0.6 million in management fees from non-affiliates from our liquid hedge fund managed accounts and permanent capital vehicles, respectively.

The increase in incentive income from affiliates of $22.5 million was primarily attributable to (i) an increase of $26.8 million in crystallized incentive income recognized from the permanent capital vehicles, primarily related to New Residential, (ii) an increase of $16.3 million in incentive income from our credit PE funds, primarily due to an increase in deemed tax distributions, which are not subject to clawback and (iii) an increase of $5.2 million of incentive income recognized from Fund II as a result of realization events during the nine months ended September 30, 2014 as compared to the prior period, which resulted in the recognition of income as certain contingencies for repayment were resolved. These increases were partially offset by (i) a net decrease of $15.7 million primarily as a result of a decrease in crystallized incentive due to the transfer of interests between two of our liquid hedge funds during August 2013 and a decrease in incentive earned on redemptions in the nine months ended September 30, 2014 as compared to the prior period, (ii) a decrease of $5.3 million in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income recognized from the Worden Funds and a decrease in incentive income earned on distributions from the Drawbridge Special Opportunities Funds' redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized and (iii) a decrease of $4.9 million of incentive income recognized in the prior period from the liquidation of Fund I in May 2013.

The $3.7 million decrease in incentive income from non-affiliates was primarily related to a net decrease in crystallized incentive income of $3.6 million from our liquid hedge fund managed accounts, as compared with the prior period.

The increase in expense reimbursements from affiliates of $4.1 million was primarily related to an increase in operating expenses eligible for reimbursement from the funds and an increase in expense reimbursements related to our senior living property manager for the nine months ended September 30, 2014 as compared to the prior comparative period.

The increase in expense reimbursements from non-affiliates of $5.2 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

Expenses

Nine months ended September 30

Expenses were $1,084.3 million for the nine months ended September 30, 2014, a net increase of $429.8 million, compared to $654.5 million for the nine months ended September 30, 2013. The increase was primarily attributable to $402.2 million of expenses from the Media Business as a result of the consolidation of New Media beginning February 14, 2014 and an increase of $27.6 million in Investment Manager expenses. The increase in Investment Manager expenses was primarily due to (i) an increase in compensation and benefits of $4.3 million, (ii) an increase in general, administrative and other expenses (including depreciation and amortization) of $24.9 million, (iii) an increase in Investment Company expenses of $0.7 million and partially offset by a decrease in interest expense of $2.3 million.

Total compensation and benefits increased primarily due to (i) a $20.4 million increase in other payroll, taxes and benefits as a result of an increase in headcount, (ii) a $17.9 million increase in discretionary bonus accruals, and (iii) a $12.4 million increase in profit sharing expenses related to our credit PE funds as a result of changes due to realization events and the amount of profit sharing interests held by employees in the respective periods. These increases were offset by a $46.4 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, private equity funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $11.9 million in general and other expenses, (ii) an increase of $8.8 million in professional fees and (iii) an increase of $4.2 million in depreciation and amortization expenses.

The decrease in interest expense of $2.3 million primarily relates to a decrease in the average outstanding Investment Manager debt balance and average interest rate for the nine months ended September 30, 2013, as compared to the prior period.

Revenues

Three months ended September 30

Total revenues were $403.8 million for the three months ended September 30, 2014, a net increase of $171.7 million, compared to $232.0 million for the three months ended September 30, 2013. The increase in revenues was primarily attributable to an increase of $165.1 million from the Media Business as a result of the consolidation of New Media beginning February 14, 2014 and an increase of $6.7 million in Investment Manager revenues.

The increase in Investment Manager revenues of $6.7 million was primarily attributable to (i) increases of 12.1 million and $1.4 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $1.3 million and $3.0 million in expense reimbursements from affiliates and non-affiliates, respectively and (iii) an increase of $0.3 million in other revenues. These increases were partially offset by decreases of $10.0 million and $1.6 million in incentive income from affiliates and non-affiliates, respectively.

The increase in management fees from affiliates of $12.1 million was due to (i) an increase of $9.9 million primarily in our liquid hedge funds, permanent capital vehicles, credit hedge funds and credit PE funds as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $2.6 billion, (ii) an increase of $1.7 million in management fees resulting from an increase of permanent capital vehicle options granted to Fortress during the three months ended September 30, 2014, as compared to the prior period and (iii) a $0.5 million increase in management fees earned by our senior living property manager.

The increase in management fees from non-affiliates of $1.4 million was primarily related to an increase of $3.3 million in Logan Circle as a result of an increase in average management fee paying AUM, based on a simple quarterly average, of $7.6 billion, partially offset by a decrease of $1.9 million from our liquid hedge fund managed accounts as a result of a decrease in average management fee paying AUM of $0.3 billion.

The decrease in incentive income from affiliates of $10.0 million was primarily attributable to (i) a net decrease of $10.2 million related to crystallized incentive income from our liquid hedge funds primarily as a result of a decrease in crystallized incentive due to the transfer of interests between two of our funds during August 2013, (ii) a decrease of $6.4 million of incentive income recognized from Fund II as a result of a realization event in July 2013, which resulted in the recognition of income as certain contingencies for repayment were resolved and (iii) a decrease of $2.5 million in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income recognized from the Worden Funds and a decrease in incentive income earned on distributions from the Drawbridge Special Opportunities Funds' RCAs. These decreases were partially offset by an increase of $4.7 million in crystallized incentive income recognized from our publicly traded permanent capital vehicles primarily relating to New Residential and an increase of $4.4 million in incentive income from our credit PE funds, primarily due to an increase in deemed tax distributions, which are not subject to clawback.

The decrease in incentive income from non-affiliates of $1.6 million relates primarily to a decrease of $1.1 million and $0.4 million in crystallized incentive income from liquid hedge fund managed accounts and a credit PE fund managed account, respectively.

The increase in expense reimbursements from affiliates of $1.3 million was primarily related to an increase in operating expenses eligible for reimbursement from the funds and an increase in expense reimbursements related to our senior living property manager for the three months ended September 30, 2014 as compared to the prior comparative period.

The increase in expense reimbursements from non-affiliates of $3.0 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

Expenses

Three months ended September 30

Expenses were $397.9 million for the three months ended September 30, 2014, a net increase of $213.9 million, compared to $184.1 million for the three months ended September 30, 2013. The increase was primarily attributable to $163.5 million of expenses from the Media Business as a result of the consolidation of New Media beginning February 14, 2014 and an increase of $50.4 million in Investment Manager expenses. The increase in Investment Manager expenses is primarily due to an increase in compensation and benefits of $40.8 million and an increase in general, administrative and other expenses (including depreciation and amortization) of $9.0 million.

Total compensation and benefits increased primarily due to (i) a $31.8 million increase in profit-sharing expenses primarily related to our liquid hedge funds, credit PE funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $8.3 million increase in discretionary bonus accruals, (iii) a $6.1 million increase in other payroll, taxes and benefits as a result of an increase in headcount and (iv) a $2.6 million increase in equity-based compensation. These increases were offset by a $8.0 million decrease in profit-sharing expenses related to our credit hedge funds and permanent capital vehicles as a result of changes in the performance of relevant funds, the amount of profit sharing interests held by employees in the respective periods and changes in the fair value of tandem options held by employees.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $5.3 million in general and other expenses, (ii) an increase of $2.2 million in professional fees and (iii) an increase of $1.5 million in depreciation and amortization expenses.

Current and Future Compensation Expense - Investment Manager

We seek to compensate our Investment Manager employees in a manner that aligns their compensation with the creation of long-term value for our shareholders. We aim to reward sustained financial and operational performance for all of our businesses and to motivate key employees to remain with us for long and productive careers. We must achieve our goals of alignment, motivation and retention within the confines of current performance and liquidity. Aside from base salary, there are three significant components in our compensation structure.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2014 of $62.7 million with a weighted average recognition period of 2.3 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity, private permanent capital vehicle and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 8 to our consolidated financial statements contained herein. We note the following with respect to profit-sharing expense:

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

Other Income (Loss)

Nine months ended September 30

Other Income (Loss) was $47.1 million for the nine months ended September 30, 2014, a net decrease of $116.3 million, compared to $163.4 million for the nine months ended September 30, 2013. This decrease is primarily related to (i) decreases of $27.7 million in the fair value of options and common stock in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the nine months ended September 30, 2014 as compared to an increase of $39.6 million in the prior comparative period, resulting in a net decrease of $67.3 million, (ii) a net decrease of $43.8 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds for the nine months ended September 30, 2014 relative to the prior comparative period, (iii) a net realized loss of $7.8 million associated with our holdings of digital currency, (iv) $4.4 million relating to Investment Company losses and (v) a $0.9 million decrease relating to our trading securities. These decreases were partially offset by a decrease of $3.7 million in the tax receivable agreement liability expense and an increase of $4.5 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts for the nine months ended September 30, 2014 as compared to the prior period.

Three months ended September 30

Other Income (Loss) was $10.5 million for the three months ended September 30, 2014, a net decrease of $57.5 million, compared to $68.0 million for the three months ended September 30, 2013. This decrease is primarily related to (i) decreases of $25.8 million in the fair value of options and common stock in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the three months ended September 30, 2014, as compared to an increase of $7.0 million in the prior comparative period, resulting in a net decrease of $32.8 million, (ii) a net decrease of $21.6 million in earnings from equity method investees primarily with respect to our investments in our credit PE funds, private equity funds, credit hedge funds and liquid hedge funds, (iii) a net loss of $5.5 million associated with our holdings of digital currency, (iv) $5.0 million relating to Investment Company losses, (v) the recognition of a $4.0 million expense associated with an increase in the tax receivable agreement liability and (vi) a $1.6 million decrease relating to our trading securities. These decreases were partially offset by an increase of $13.5 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts.

Income Tax Benefit (Expense)

Nine months ended September 30

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the nine months ended September 30, 2014 and 2013, Fortress recognized income tax expense for the Investment Manager of $16.9 million and $42.2 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in the Investment Manager's income tax expense (benefit) are detailed as follows:

Comparative Periods
Nine Months Ended September 30, 2014 vs. 2013
Change in pre-tax income applicable to Class A Shareholders (A)	$(15,304)
Change in foreign and state income taxes	(2,495)
Change in mix of business (B)	4,129
Change in deferred tax asset-impact of equity compensation vesting (C)	(20,549)
Change in deferred tax asset valuation allowance and related adjustments (D)	12,348
Other	(3,431)
Total change (E)	$(25,302)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
For the first nine months of 2014 a greater proportion of our total income was subject to corporate tax, as compared to the first nine months of 2013. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

For the period from February 14, 2014 to September 30, 2014, New Media recognized an income tax expense of $1.7 million.

Three months ended September 30

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the three months ended September 30, 2014 and 2013, Fortress recognized income tax expense for the Investment Manager of $3.0 million and $14.8 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

For the three months ended September 30, 2014, New Media recognized an income tax expense of $3.1 million.

Non-controlling Interests in Income (Loss)

Nine months ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $111.4 million to $58.9 million, a decrease of $52.5 million, primarily attributable to (i) a decrease of $49.9 million resulting from a $49.5 million decrease in Fortress Operating Group consolidated net income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, (ii) an increase of $0.4 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the net impact of the repurchase of Class A shares from Nomura, the issuance of Class A shares, the repurchase from the Principals of an equivalent amount of Fortress Operating Group units and Class B shares, as well as the delivery of Class A shares primarily in connection with vested RSUs and RPUs and (iii) a decrease of $3.0 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Beginning February 14, 2014, Non-controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media, representing 99.80% of the equity interest in New Media not owned by Fortress for the period from February 14, 2014 to September 30, 2014.

Three months ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $58.8 million to $10.8 million, a decrease of $48.0 million, primarily attributable to (i) a decrease of $48.7 million resulting from a $47.6 million decrease in Fortress Operating Group consolidated net income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, (ii) an increase of $1.0 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the delivery of Class A shares primarily in connection with vested RSUs and RPUs and (iii) a decrease of $0.3 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Non-controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media, representing the share of New Media income (loss) attributable to 99.80% of the equity interest in New Media not owned by Fortress, for the three months ended September 30, 2014.

Redeemable Non-controlling Interests in Income (Loss)

Beginning June 1, 2014, Redeemable Non-controlling Interests in Income (Loss) of Investment Company were recognized by us as a result of the consolidation of the Investment Company, representing the share of the Investment Company income (loss) attributable to the equity interests in the Investment Company, which are redeemable by an investor and not owned by Fortress, for the period from June 1, 2014 to September 30, 2014.

Non-controlling Interests in Income (Loss) of Investment Company

Represents the non-redeemable non-controlling Interests in Income (Loss) of the Investment Company for the period from January 1, 2014 to September 30, 2014.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

In the third quarter of 2014, Fortress reorganized its segments by:

(1)
Reclassifying its investments in and resulting pre-tax distributable earnings from the Fortress Funds, which were previously presented under the principal investments segment, to each of the other segments that the investment relates to and

(2)
Reclassifying one of its private equity funds, Worldwide Transportation and Infrastructure Investors ("WWTAI"), from its private equity funds segment to its permanent capital vehicles segment, as we expect that WWTAI will become a publicly traded company externally managed by us.

The reclassifications were made to reflect changes in the way the business is reviewed and assessed by Fortress's chief operating decision maker ("CODM"). All of Fortress’s internal reports have been changed to reflect this reorganization and Fortress’s allocable expenses are now allocated amongst the segments based on this reorganization. Prior period amounts have been reclassified to reflect the segment reorganization described above.

For segment results of operations, the amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

Discussed below are our results of operations for each of our reportable segments. They represent the separate segment information available and utilized by our management committee, which consists of our principals and certain key officers, and which functions as our CODM to assess performance and to allocate resources. Management evaluates the performance of each segment based on its distributable earnings.

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

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i) a.
for Fortress Funds which are private equity funds, a private permanent capital vehicle and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.
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

Other Income

(ii)	with respect to income from certain investments in our funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the publicly traded permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

d.	adding equity method earnings (or losses) earned by Fortress in connection with the Investment Company, which is eliminated under GAAP,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the publicly traded permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including publicly traded permanent capital vehicle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vii)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

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

(xi)	subtracting the income (or adding the loss) of the Non-Investment Manager and the Investment Company allocable to the Class A shareholders, and

(xii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$104,552	$99,566	$4,986	$33,638	$33,810	$(172)
Incentive Income	2,854	9,181	(6,327)	—	1,544	(1,544)
Segment revenues — total	$107,406	$108,747	$(1,341)	$33,638	$35,354	$(1,716)
Pre-tax distributable earnings	$163,851	$80,095	$83,756	$18,701	$30,717	$(12,016)

Nine months ended September 30

Pre-tax distributable earnings increased by $83.8 million primarily due to:

Revenues

Management fees were $104.6 million for the nine months ended September 30, 2014, a net increase of $5.0 million, compared to $99.6 million for the nine months ended September 30, 2013. Management fees increased by $5.0 million due to (i) a net increase of $7.7 million in management fees primarily from Fund IV and Fund V as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in the prior period, which impacted the computation of fees for the nine months ended September 30, 2014 as compared to the prior period and (ii) an increase of $1.3 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013. These increases were partially offset by a decrease of (i) $2.8 million in management fees related to Fund III, Fund III Co and Fund V Co primarily as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital and (ii) a decrease of $1.4 million related to FRIC and FRID which both substantially liquidated their respective investments during the second quarter of 2014.

Incentive income was $2.9 million for the nine months ended September 30, 2014, a net decrease of $6.3 million, compared to $9.2 million of incentive income recognized for the nine months ended September 30, 2013. Incentive income decreased by $6.3 million primarily as a result of (i) a decrease of $4.9 million in the amount of incentive income earned from realization events that occurred as a result of the liquidation of Fund I during the nine months ended September 30, 2013 and (ii) a decrease of $1.4 million primarily due to a decrease of clawback reserve reversal related to Fund II during the nine months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $38.1 million for the nine months ended September 30, 2014, a net increase of $2.2 million, compared to $35.9 million for the nine months ended September 30, 2013.  The net increase of $2.2 million in expenses was primarily attributable to (i) an increase of $4.1 million in compensation and benefits expense due to an increase in average headcount and (ii) a net increase of $1.4 million in general and administrative and corporate allocable expenses. These increases were partially offset by a decrease of $3.3 million in profit sharing compensation expense for the nine months ended September 30, 2014 as compared to the prior period.

Net Investment Income

Net investment income was $94.6 million for the nine months ended September 30, 2014, a net increase of $87.4 million, compared to $7.2 million for the nine months ended September 30, 2013. Net investment income increased by $87.4 million primarily due to (i) an increase of $47.8 million in distributions from realization events primarily from FRIC, FRID and the Mortgage Opportunities Funds I and II and (ii) an increase of $40.3 million in gain related to the sale of our GAGFAH common stock for the nine months ended September 30, 2014 as compared to the prior period. These increases were partially offset by a $0.9 million increase in realized losses on foreign currency hedges.

Three months ended September 30

Pre-tax distributable earnings decreased by $12.0 million primarily due to:

Revenues

Management fees were $33.6 million for the three months ended September 30, 2014, a net decrease of $0.2 million, compared to $33.8 million for the three months ended September 30, 2013. Management fees decreased by $0.2 million primarily due to (i) a decrease of $1.8 million in management fees primarily from Fund III, Fund III Co, and Fund V Co primarily as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the three months ended September 30, 2014 as compared to the prior period and (ii) a net decrease of $2.5 million in management fees from the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by an increase of $4.3 million in management fees from Fund IV, Fund IV Co and Fund V primarily as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in the prior period, which impacted the computation of fees for the three months ended September 30, 2014 as compared to the prior period.

There was no incentive income for the three months ended September 30, 2014, compared to $1.5 million of incentive income recognized for the three months ended September 30, 2013. Incentive income decreased by $1.5 million primarily due to clawback reserve reversal related to Fund II during the three months ended September 30, 2013.

Expenses

Expenses were $15.0 million for the three months ended September 30, 2014, a net increase of $3.7 million, compared to $11.3 million for the three months ended September 30, 2013.  The net increase of $3.7 million in expenses was primarily attributable to (i) a net increase of $3.1 million in compensation and benefit expenses due to an increase in average headcount, and (ii) a net increase of $1.2 million in general and administrative and corporate allocable expenses. These increases were partially offset by a decrease of $0.6 million in profit sharing compensation expense for the three months ended September 30, 2014 as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended September 30, 2014, a net decrease of $6.6 million, compared to $6.6 million for the three months ended September 30, 2013. Net investment income decreased by $6.6 million primarily due to (i) a decrease of $5.6 million in realized gain on investments due to a partial sale of our GAGFAH common stock for the three months ended September 30, 2013, and (ii) a decrease of $1.0 million in distributions from realization events from our private equity funds for the three months ended September 30, 2013.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$50,434	$45,996	$4,438	$17,934	$14,215	$3,719
Incentive Income	40,676	7,299	33,377	15,936	6,099	9,837
Segment revenues — total	$91,110	$53,295	$37,815	$33,870	$20,314	$13,556
Pre-tax distributable earnings	$25,901	$20,828	$5,073	$7,133	$7,403	$(270)

Nine months ended September 30

Pre-tax distributable earnings increased by $5.1 million primarily due to:

Revenues

Management fees were $50.4 million for the nine months ended September 30, 2014, a net increase of $4.4 million, compared to $46.0 million for the nine months ended September 30, 2013. Management fees increased by $4.4 million primarily as a result of (i) a $7.8 million increase in management fees primarily due to an increase in average AUM for New Residential which was spun off by Newcastle in May 2013, (ii) a $3.7 million increase in management fees due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised by New Media during the third quarter of 2014, (iii) an increase of $2.0 million in management fees primarily due to an increase in WWTAI average AUM as a result of net capital inflows and (iv) an increase of $1.2 million in fees generated by our senior living property management business for the nine months ended September 30, 2014 as compared to the prior period. These increases were partially offset by (i) a $5.0 million decrease in Newcastle management fees primarily due to the distribution of common shares of New Residential and New Media as described above resulting in a decrease in average AUM and (ii) a $5.1 million decrease in Eurocastle management fees primarily due to a decrease in average AUM as a result of their restructuring process and amended management agreement in April 2013.

Incentive income was $40.7 million for the nine months ended September 30, 2014, an increase of $33.4 million, compared to $7.3 million of incentive income recognized for the nine months ended September 30, 2013. Incentive income increased by $33.4 million primarily as a result of (i) an increase of $26.8 million of incentive income related to New Residential for the nine months ended September 30, 2014 as compared to the prior period, (ii) an increase of $6.4 million due to the exercise of a portion of our publicly traded permanent capital vehicle options and (iii) $0.2 million of incentive income related to WWTAI for the nine months ended September 30, 2014.

Expenses

Expenses were $66.8 million for the nine months ended September 30, 2014, a net increase of $33.5 million, compared to $33.3 million for the nine months ended September 30, 2013. The increase of $33.5 million in expenses was primarily attributable to (i) a $12.4 million increase in compensation and benefits expense primarily due to an increase in average headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $6.0 million in general and administrative and corporate allocable expenses, (iii) an increase of $13.0 million in profit sharing expense related to the recognition of the incentive income discussed above (including a $6.4 million increase related to the exercise of a portion of our publicly traded permanent capital vehicle options allocated to employees) and (iv) an increase of $2.1 million in accruals for Principal Performance Payments as compared to the prior period.

Net Investment Income

Net investment income was $1.6 million for the nine months ended September 30, 2014, a net increase of $0.7 million, compared to $0.9 million for the nine months ended September 30, 2013. Net investment income increased by $0.7 million primarily due to (i) an increase of $0.3 million in dividend income primarily from our direct investments in Newcastle and New Residential common stock and (ii) an increase of $0.4 million in other investment income.

Three months ended September 30

Pre-tax distributable earnings decreased by $0.3 million primarily due to:

Revenues

Management fees were $17.9 million for the three months ended September 30, 2014, a net increase of $3.7 million, compared to $14.2 million for the three months ended September 30, 2013. Management fees increased by $3.7 million primarily due to (i) a $1.5 million increase in management fees due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised by New Media during the third quarter of 2014, (ii) a $1.1 million increase in WWTAI management fees due to an increase in average AUM as compared to the prior period, (iii) a $0.5 million increase in fees generated by our senior living property management business for the three months ended September 30, 2014 as compared to the prior period and (iv) a $0.7 million increase in management fees due to an increase in New Residential average AUM resulting from equity raised in 2014.

Incentive income was $15.9 million for the three months ended September 30, 2014, a net increase of $9.8 million, compared to $6.1 million of incentive income recognized for the three months ended September 30, 2013. Incentive income increased by $9.8 million primarily as a result of (i) an increase of $4.7 million primarily due to the recognition of incentive income related to New Residential for the three months ended September 30, 2014, (ii) an increase of $4.9 million due to the exercise of a portion of our publicly traded permanent capital vehicle options and (iii) $0.2 million of incentive income related to WWTAI for the three months ended September 30, 2014.

Expenses

Expenses were $27.3 million for the three months ended September 30, 2014, a net increase of $14.1 million, compared to $13.2 million for the three months ended September 30, 2013. The increase of $14.1 million in expenses was primarily attributable to (i) a $5.8 million increase in compensation and benefits expense primarily due to an increase in average headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $2.6 million in general and administrative and corporate allocable expenses and (iii) an increase of $6.5 million in profit sharing expense related to the recognition of the incentive income discussed above (including a $4.9 million increase related to the exercise of a portion of our publicly traded permanent capital vehicle options allocated to employees). These increases were partially offset by a decrease of $0.7 million in accruals for Principal Performance Payments.

Net Investment Income

Net investment income was $0.6 million for the three months ended September 30, 2014, a net increase of $0.3 million, compared to $0.3 million for the three months ended September 30, 2013. Net investment income increased by $0.3 million primarily due to (i) an increase of $0.1 million in dividend income primarily from our direct investments in Newcastle and New Residential common stock and (ii) an increase of $0.2 million in other investment income.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$103,373	$79,380	$23,993	$33,733	$30,634	$3,099
Incentive Income	2,627	97,324	(94,697)	1,339	(27,387)	28,726
Segment revenues - total	$106,000	$176,704	$(70,704)	$35,072	$3,247	$31,825
Pre-tax distributable earnings (loss)	$12,191	$80,665	$(68,474)	$(5,006)	$(9,769)	$4,763

Nine months ended September 30

Pre-tax distributable earnings decreased by $68.5 million primarily due to:

Revenues

Management fees were $103.4 million for the nine months ended September 30, 2014, a net increase of $24.0 million, compared to $79.4 million for the nine months ended September 30, 2013. Management fees increased by $24.0 million primarily due to (i) a $24.9 million increase in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of an increase in net capital inflows and (ii) a $5.1 million increase in management fees related to Fortress Redwood Fund (which launched in August 2013). These increases were partially offset by a $6.0 million net decrease in management fees from certain of our other liquid hedge funds and managed accounts primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $2.6 million for the nine months ended September 30, 2014, a net decrease of $94.7 million, compared to $97.3 million for the nine months ended September 30, 2013. Incentive income decreased by $94.7 million primarily due to decreases of $62.7 million, $25.2 million, and $5.5 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), and Fortress Macro MA I Fund, respectively, due to lower returns during the nine months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $87.4 million for the nine months ended September 30, 2014, a net decrease of $11.4 million, compared to $98.8 million for the nine months ended September 30, 2013. The decrease of $11.4 million in expenses was primarily attributable to (i) a decrease of $16.8 million in profit sharing compensation expense related to the recognition of incentive income discussed above and (ii) a decrease of $7.4 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $9.7 million in compensation and benefits expense and by a net increase of $3.1 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income (loss) was $(6.4) million for the nine months ended September 30, 2014, a change of $9.2 million, compared to net investment income of $2.8 million for the nine months ended September 30, 2013. Net investment income changed by $9.2 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency, (ii) an increase of $3.2 million in losses attributable to investments in our liquid hedge funds and (iii) an increase of $1.7 million in recorded impairments with respect to our special investments in our liquid hedge funds as compared to the prior period. These increases in losses were partially offset by an increase of $1.6 million in distribution of earnings from realization events in special investments in liquid hedge funds for the nine months ended September 30, 2014 as compared to the prior period.

Three months ended September 30

Pre-tax distributable loss decreased by $4.8 million primarily due to:

Revenues

Management fees were $33.7 million for the three months ended September 30, 2014, a net increase of $3.1 million, compared to $30.6 million for the three months ended September 30, 2013. Management fees increased by $3.1 million primarily due to (i) a $6.2 million increase in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), primarily as a result of an increase in net capital inflows and (ii) a $0.7 million increase in management fees related to Fortress Redwood Fund (which launched in August 2013). These increases were partially offset by a $3.8 million net decrease in management fees from our other liquid hedge funds and managed accounts, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $1.3 million for three months ended September 30, 2014, a change of $28.7 million, compared to a $(27.4) million reversal of accrued incentive income for the three months ended September 30, 2013. Incentive income changed by $28.7 million primarily due to (i) the reversal of accrued incentive income of $21.8 million, $3.6 million and $2.0 million related to the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts) and Fortress Macro MA I Fund, respectively, for the three months ended September 30, 2013 as compared to (ii) $1.3 million of incentive income recognized for the three months ended September 30, 2014 primarily related to the Drawbridge Global Macro Fund, Fortress Macro Funds (and related managed accounts) and Fortress Asia Macro Funds (and related managed accounts).

Expenses

Expenses were $31.0 million for the three months ended September 30, 2014, a net increase of $17.0 million, compared to $14.0 million for the three months ended September 30, 2013. The increase of $17.0 million in expenses was primarily attributable to (i) an increase of $13.8 million in profit sharing compensation expense related to the recognition of incentive income discussed above, (ii) an increase of $1.5 million in accruals for Principal Performance Payments, (iii) an increase of $1.3 million in general and administrative expenses and corporate allocable expenses and (iv) a net increase of $0.4 million in compensation and benefits expense.

Net Investment Income

Net investment income (loss) was $(9.1) million for the three months ended September 30, 2014, a change of $10.1 million, compared to $1.0 million for the three months ended September 30, 2013. Net investment income changed by $10.1 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency, (ii) an increase of $4.0 million in losses attributable to investments in our liquid hedge funds and (iii) an increase of $2.3 million in recorded impairments with respect to our special investments in our liquid hedge funds as compared to the prior period. These increases in losses were partially offset by a $2.1 million increase in distribution of earnings from realization events in special investments in liquid hedge funds for the three months ended September 30, 2014 as compared to the prior period.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$84,129	$75,435	$8,694	$28,796	$25,481	$3,315
Incentive Income	102,977	140,840	(37,863)	28,846	44,194	(15,348)
Segment revenues - total	$187,106	$216,275	$(29,169)	$57,642	69,675	$(12,033)
Pre-tax distributable earnings	$72,626	$91,715	$(19,089)	$17,968	$30,567	$(12,599)

Nine months ended September 30

Pre-tax distributable earnings decreased by $19.1 million primarily due to:

Revenues

Management fees were $84.1 million for the nine months ended September 30, 2014, a net increase of $8.7 million, compared to $75.4 million for the nine months ended September 30, 2013. Management fee increased by $8.7 million primarily due to an increase of $8.4 million in management fees from the Drawbridge Special Opportunities Funds.

Incentive income, which is determined on a fund-by-fund basis, was $103.0 million for nine months ended September 30, 2014, a net decrease of $37.8 million, compared to $140.8 million for the nine months ended September 30, 2013. Incentive income decreased by $37.8 million primarily due to (i) a decrease of $33.6 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to relatively lower returns for the nine months ended September 30, 2014 as compared to the prior period and (ii) a decrease of $5.2 million in incentive income generated by the Worden Funds mainly due to lower returns for the nine months ended September 30, 2014 as compared to the prior period. These decreases were partially offset by a $0.9 million increase in incentive income from other investments for the nine months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $112.3 million for the nine months ended September 30, 2014, a net decrease of $17.1 million, compared to $129.4 million for the nine months ended September 30, 2013. The decrease of $17.1 million in expenses was primarily attributable to (i) a decrease of $18.4 million in profit sharing compensation expense related to the recognition of incentive income discussed above, (ii) a decrease of $1.6 million in accruals for Principal Performance Payments and (iii) a net decrease of $2.3 million in general and administrative expenses and corporate allocable expenses for the nine months ended September 30, 2014 as compared to the prior period. These decreases were partially offset by a $5.1 million increase in compensation and benefits expense for the nine months ended September 30, 2014 as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(2.2) million for the nine months ended September 30, 2014, a change of $7.1 million, compared to net investment income of $4.9 million for the nine months ended September 30, 2013. Net investment income changed by $7.1 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency, (ii) a decrease of $1.2 million in earnings from our investments in our credit hedge funds and (iii) a decrease of $0.2 million in dividend income from a private investment for nine months ended September 30, 2013.

Three months ended September 30

Pre-tax distributable earnings decreased by $12.6 million primarily due to:

Revenues

Management fees were $28.8 million for the three months ended September 30, 2014, a net increase of $3.3 million, compared to $25.5 million for the three months ended September 30, 2013. Management fees increased by $3.1 million and $0.2 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds and Worden Funds, respectively.

Incentive income, which is determined on a fund-by-fund basis, was $28.8 million for the three months ended September 30, 2014, a net decrease of $15.4 million, compared to $44.2 million for the three months ended September 30, 2013. Incentive income decreased by $15.4 million primarily due to decreases of $15.7 million and $0.2 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the three months ended September 30, 2014 as compared to the prior period. These decreases were partially offset by a $0.6 million increase in incentive income from other investments for the three months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $34.8 million for the three months ended September 30, 2014, a net decrease of $5.9 million, compared to $40.7 million for the three months ended September 30, 2013. The decrease of $5.9 million in expenses was primarily attributable to (i) a decrease of $5.8 million in profit sharing compensation expense and (ii) a decrease of $2.8 million in general and administrative expenses and corporate allocable expenses for the three months ended September 30, 2014 as compared to the prior period. These decreases were partially offset by an increase of $2.5 million in compensation and benefits expenses for the three months ended September 30, 2014 as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(4.9) million for the three months ended September 30, 2014, a change of $6.5 million, compared to net investment income of $1.6 million for the three months ended September 30, 2014. Net investment income changed by $6.5 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency and (ii) a decrease of $0.8 million in earnings from our investments in our credit hedge funds.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment Revenues
Management Fees	$71,898	$71,218	$680	$23,571	$23,669	$(98)
Incentive Income	120,261	102,148	18,113	41,489	17,789	23,700
Segment revenues - total	$192,159	$173,366	$18,793	$65,060	$41,458	$23,602
Pre-tax distributable earnings	$54,021	$50,391	$3,630	$18,044	$8,436	$9,608

Nine months ended September 30

Pre-tax distributable earnings increased by $3.6 million primarily due to:

Revenues

Management fees were $71.9 million for the nine months ended September 30, 2014, a net increase of $0.7 million, compared to $71.2 million for the nine months ended September 30, 2013. Management fees increased by $0.7 million primarily due to an increase of $6.9 million related to Credit Opportunities Fund III and Real Estate Opportunities Fund attributable to net capital contributions made after the third quarter of 2013. This increase in management fees was partially offset by decreases of $1.9 million, $2.2 million, $1.1 million and $0.8 million in management fees related to Credit Opportunities Fund, Credit Opportunities Fund II, a certain FCO Managed Account and Net Lease Fund, respectively, primarily due to net capital distributions made after the third quarter of 2013.

Incentive income was $120.3 million for the nine months ended September 30, 2014, a net increase of $18.1 million, compared to $102.1 million for the nine months ended September 30, 2013. Incentive income increased by $18.1 million primarily due to (i) a net increase of $9.4 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of an increase in distributions generated by realization events and (ii) a net increase of $9.5 million in incentive income generated by the Japan Opportunity Funds I and II during the nine months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $144.3 million for the nine months ended September 30, 2014, a net increase of $15.1 million, compared to $129.2 million for the nine months ended September 30, 2013. The increase of $15.1 million in expenses was primarily attributable to (i) a $10.0 million increase in profit sharing compensation expense, (ii) a $4.5 million net increase in general and administrative expenses and corporate allocable expenses and (iii) a $0.7 million increase in accruals for Principal Performance Payments during the nine months ended September 30, 2014 as compared to the prior period.

Net Investment Income

Net investment income was $6.2 million for the nine months ended September 30, 2014, a net decrease of $0.1 million, compared to $6.3 million for the nine months ended September 30, 2013. Net investment income decreased by $0.1 million primarily due to recorded impairment losses for the nine months ended September 30, 2014.

Three months ended September 30

Pre-tax distributable earnings increased by $9.6 million primarily due to:

Revenues

Management fees were $23.6 million for the three months ended September 30, 2014, a net decrease of $0.1 million, compared to $23.7 million for the three months ended September 30, 2013. Management fees decreased by $0.1 million primarily due to a decrease of $1.7 million from the Credit Opportunities Fund and related managed account, Credit Opportunities Fund II and related managed accounts and Net Lease Fund due to net capital distributions made after the third quarter of 2013. This decrease in management fees was partially offset by a $1.6 million increase in Credit Opportunities Fund III management fees attributable to net capital calls made after the third quarter of 2013.

Incentive income was $41.5 million for the three months ended September 30, 2014, a net increase of $23.7 million, compared to $17.8 million for the three months ended September 30, 2013. Incentive income increased by $23.7 million primarily due to an increase of $28.5 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of an increase in distributions generated by realization events during the three months ended September 30, 2014 as compared to the prior period. This increase was partially offset by a $4.4 million decrease in incentive income generated by Japan Opportunity Funds I and II during the three months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $49.0 million for the three months ended September 30, 2014, a net increase of $14.9 million, compared to $34.1 million for the three months ended September 30, 2013. The increase of $14.9 million in expenses was primarily attributable to (i) an increase of $12.0 million in profit sharing compensation expense and (ii) a net increase of $2.6 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income was $2.0 million for the three months ended September 30, 2014, a net increase of $0.9 million, compared to $1.1 million for the three months ended September 30, 2013. Net investment income increased by $0.9 million primarily due to an increase in distributions of earnings from realization events in credit private equity funds for the three months ended September 30, 2014 as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment Revenues
Management Fees	$34,328	$25,859	$8,469	$12,280	$8,833	$3,447
Incentive Income	178	—	178	178	—	178
Segment revenues - total	$34,506	$25,859	$8,647	$12,458	$8,833	$3,625
Pre-tax distributable earnings (loss)	$(4,476)	$(6,043)	$1,567	$(1,804)	$(1,758)	$(46)

Nine months ended September 30

Pre-tax distributable loss decreased by $1.6 million primarily due to:

Revenues

Management fees were $34.3 million for the nine months ended September 30, 2014, a net increase of $8.4 million, compared to $25.9 million for the nine months ended September 30, 2013. Management fees increased $8.4 million due to an increase in average AUM as a result of net client inflows.

Incentive income was $0.2 million for the nine months ended September 30, 2014, a net increase of $0.2 million, compared to no incentive income for the nine months ended September 30, 2013. Incentive income increased by $0.2 million primarily as a result of returns exceeding performance thresholds during the nine months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $39.7 million for the nine months ended September 30, 2014, a net increase of $6.2 million, compared to $33.5 million for the nine months ended September 30, 2013. The increase of $6.2 million in expenses was primarily attributable to (i) an increase of $3.9 million in compensation and benefits expense as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the nine months ended September 30, 2014 as compared to the prior period and (ii) an increase of $2.3 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income was $0.7 million for the nine months ended September 30, 2014, a net decrease of $0.9 million, compared to $1.6 million for the nine months ended September 30, 2013. Net investment income decreased by $0.9 million primarily due to decrease in net realized and unrealized gains on equity securities managed by Logan Circle’s growth equities business.

Three months ended September 30

Pre-tax distributable loss increased by less than $0.1 million primarily due to:

Revenues

Management fees were $12.3 million for the three months ended September 30, 2014, a net increase of $3.4 million, compared to $8.8 million for the three months ended September 30, 2013. Management fees increased by $3.4 million due to an increase in average AUM primarily as a result of net client inflows.

Incentive income was $0.2 million for the three months ended September 30, 2014, a net increase of $0.2 million, compared to no incentive income for the three months ended September 30, 2013. Incentive income increased by $0.2 million primarily as a result of returns exceeding performance thresholds during the three months ended September 30, 2014 as compared to the prior period.

Expenses

Expenses were $14.1 million for the three months ended September 30, 2014, a net increase of $1.9 million, compared to $12.2 million for the three months ended September 30, 2013. The increase of $1.9 million in expenses was primarily attributable to (i) an increase of $1.1 million in compensation and benefits expense as a result of an increase in average headcount within Logan Circle during the three months ended September 30, 2014 as compared to the prior period and (ii) an increase of $0.9 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income (loss) was $(0.1) million for the three months ended September 30, 2014, a change of $1.7 million, compared to net investment income of $1.6 million for the three months ended September 30, 2013. Net investment income changed by $1.7 million primarily due to decrease in net realized and unrealized gains on equity securities managed by Logan Circle’s growth equities business.

Unallocated

	Nine Months Ended September 30,		2014 vs. 2013	Three Months Ended September 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Pre-tax distributable earnings	$(1,497)	$(4,479)	$2,982	$(714)	$(558)	$(156)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Nine months ended September 30

Pre-tax distributable loss decreased by $3.0 million, primarily as a result of (i) a decrease of $2.4 million in interest expense due to a decrease in the average debt balance and average interest rate for the nine months ended September 30, 2014 as compared to the prior period and (ii) an increase of $0.5 million in foreign currency translation gains for the nine months ended September 30, 2014 as compared to the prior period.

Three months ended September 30

Pre-tax distributable loss increased by $0.2 million, primarily due to (i) a decrease of $0.1 million in foreign currency translation gains and (ii) an increase of $0.1 million in interest expense due to an increase in the average debt balance for the three months ended September 30, 2014 as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2014:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	20	—	20	N/A
Fund III and Fund III Coinvestment	9,736	—	9,736	N/A
Fund IV and Fund IV Coinvestment	104,800	30,878	73,922	N/A
Fund V and Fund V Coinvestment (D)	189,575	38,965	150,610	N/A
Long Dated Value Funds	19,894	10,391	9,503	N/A
Real Assets Funds	15,424	1,393	14,031	N/A
Credit Opportunities Funds	98,260	52,887	45,383	(10)
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	24,240	14,214	10,026	N/A
Real Estate Opportunities Funds	10,659	9,541	1,129	(11)
MSR Opportunities Funds	1,073	866	207	N/A
Italian NPL Opportunities	3	3	N/A	N/A
Other Funds (combined)
Private investment #1	297,823	207,348	90,475	N/A
Private investment #2	90,638	20,503	70,135	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,055	78	1,977	N/A
Newcastle (NYSE: NCT)	4,383	289	4,094	N/A
New Residential (NYSE: NRZ)	6,046	413	5,633	N/A
New Media (NYSE: NEWM)	1,245	54	1,191	N/A
WWTAI	3,799	3,354	457	(12)
Other
Hedge fund sidepocket investments	83,264	39,188	44,602	(526)
Direct investments - Other	67,152	27,443	43,745	(4,036)
Total	$1,030,089	$457,808	$576,876	$(4,595)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments (and clawback obligations, if any) to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), payments under our credit agreement and other debt, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $33.6 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $12.3 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.5 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds, private permanent capital vehicle and credit PE funds, which are subject to restrictions and to management's judgment regarding the optimal timing of the monetization of underlying investments, and to dates specified in our hedge funds' operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management's judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $332.2 million as of September 30, 2014, our available draws under our credit facility of $72.3 million as of September 30, 2014, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) to our funds, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make investments in our funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our credit arrangements, industry and market trends and performance, the availability of capital and our counterparties' policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price may also limit our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of September 30, 2014, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Capital Commitments - Investment Manager

We determine whether to make capital commitments to our private equity funds, private permanent capital vehicle and credit PE funds in excess of the minimum required amounts based on a variety of factors, including estimates regarding our liquidity over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds which we are in the process of raising or are considering raising, and our general working capital requirements.

We generally fund our investments in the Fortress Funds with cash, either from working capital or borrowings, and not with carried interest. We do not hold any investments in our funds other than through the Fortress Operating Group entities. Our principals do not own any portion of the carried interest in any fund personally. Accordingly, their personal investments in the funds are funded directly with cash.

Our capital commitments to our funds with outstanding commitments as of September 30, 2014 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V (A)	6,143
Fund V Coinvestment (A)	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	11,997
MSR Opportunities Fund II B	94
MSR Opportunities MA I	2,875
Italian NPL Opportunities Fund	11,479
A&K Global Health	323

Private Permanent Capital Vehicle
WWTAI	4,612

Credit PE Funds
Credit Opportunities Fund	6,110
Credit Opportunities Fund II	3,378
Credit Opportunities Fund III	10,228
FCO Managed Accounts	34,368
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	89
Real Assets Fund	11,068
Japan Opportunity Fund	3,353
Japan Opportunity Fund II	10,045
Net Lease Fund I	162
Global Opportunities Fund	1,562
Life Settlements Fund	62
Life Settlements Fund MA	40
Real Estate Opportunities Fund	908
Real Estate Opportunities Fund II	6,787
Real Estate Opportunities REOC Fund	61
Karols Development Co	7,119
Other	219
Total	$149,052

(A)	Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

	Investment Manager	Non-Investment Manager
October 1, 2014 to December 31, 2014	$6,543	$1,726
2015	25,836	6,103
2016	23,404	4,228
2017	3,432	4,116
2018	937	3,199
2019	371	1,253
Thereafter	—	3,376
Total	$60,523	$24,001

Debt Obligations

Investment Manager

As of September 30, 2014, our debt obligations consisted of our credit agreement, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2014
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$—	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

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

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $756.6 million to FIG Corp., pursuant to a demand note. As of September 30, 2014, the outstanding balance was approximately $655.8 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of September 30, 2014.

	September 30, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,311	(A)
Consolidated Leverage Ratio	≤	2.00	0.23	(B)
Consolidated Interest Coverage Ratio	≥	4.00	112.12	(B)

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

September 30, 2014
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Twelve Months Ended September 30, 2014
(in millions)
Fortress Investment Group LLC net income	$184.4
Depreciation and amortization, interest expense and income taxes	61.5
Extraordinary or non-recurring gains and losses	(0.8)
Incentive Income Adjustment	(83.5)
Other Income Adjustment	(86.2)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	33.6
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	232.3
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	0.8
Consolidated Fortress Fund adjustment	3.0
Consolidated EBITDA	$345.1
Interest charges	$3.1

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference herein.

Non-Investment Manager

As of September 30, 2014, New Media had an aggregate outstanding amount of $232.3 million, net of $7.7 million of original issue discount, in term loans related to the financing of the Media Business, and an additional $10.0 million in revolving loans were undrawn. In addition, New Media may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75.0 million, of which $25.0 million has been exercised to date, subject to certain conditions. The term loans mature on June 4, 2020 and the maturity date for the revolving credit facility is June 4, 2019. As of September 30, 2014, the New Media Credit Agreement had a weighted average interest rate of 7.13%. As of September 30, 2014, New Media was in compliance with all of the applicable covenants under the New Media credit agreement. See Note 5 to our consolidated financial statements for more information.

The debt obligations of the Media Business are not cross collateralized with the debt obligations of Fortress. New Media's debt obligations have no impact on the Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Dividends / Distributions

Our board of directors adopted a new dividend policy on July 30, 2014. On an annual basis, we expect to distribute substantially all of our after-tax distributable earnings from all sources, including net management fees, net incentive income and distributable earnings generated by balance sheet investment realizations (with potential for incremental distributions based on returns of capital from balance sheet realizations). These distributions will include quarterly base dividends in an amount generally equal to net management fees and potential quarterly special dividends, which would be primarily balance sheet related, with potential special dividends at year-end also taking into consideration net incentive income. Any dividend declared by us will be subject to our determination of cash necessary or appropriate to provide for the conduct of our business, including making investments in our business or funds, and maintaining compliance with applicable laws and covenants associated with our debt instruments or other obligations.

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

On October 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share. The dividend is payable on November 17, 2014 to holders of record of Class A shares on November 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is approximately $17.2 million.

On July 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.18 per Class A share resulting in total dividends of $0.26 per Class A share for the second quarter of 2014. The dividend was payable on August 15, 2014 to holders of record of Class A shares on August 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $56.0 million.
On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend was payable on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $17.2 million.

On February 26, 2014, Fortress declared a fourth quarter dividend of $0.08 per Class A share. This dividend was payable on March 14, 2014 to holders of record of our Class A shares on March 11, 2014. The aggregate amount of this dividend was approximately $14.5 million. In connection with this dividend, dividend equivalent payments of $0.9 million were paid to holders of restricted Class A share units.

During the nine months ended September 30, 2014, Fortress Operating Group declared distributions of $92.5 million to the principals and one senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $79.7 million and $332.5 million during the nine months ended September 30, 2014 and 2013, respectively.

Operating Activities — Comparative

Investment Manager:

Cash received for affiliate and non-affiliate management fees increased by $71.5 million from $413.3 million in 2013 to $484.8 million in 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2013 to 2014 (permanent capital vehicles increased by $0.6 billion, liquid hedge funds increased by $1.7 billion, credit hedge funds increased by $0.3 billion, and Logan Circle increased by $6.2 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of approximately $13.9 million of previously past due fees.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on aggregate distributions exceeding an agreed threshold for the Value Recovery Funds. A $7.3 million increase in cash incentive income received was mainly due to the crystallization of incentive related to liquid hedge fund managed accounts in 2013 and paid in 2014.

Cash received as Distributions of Earnings from Equity Method Investments increased $24.8 million from 2013 as a result of realization events within certain funds.

Cash paid for compensation increased by $297.2 million from the nine months ended September 30, 2013 to September 30, 2014. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2014 and 2013 primarily related to bonuses and profit sharing earned in 2013 and 2012, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash flow provided by (used in) operating activities from the Investment Company - consolidated VIEs was $(108.1) million for the period from June 1, 2014 to September 30, 2014.

Non-Investment Manager:

Cash flow provided by (used in) operating activities from the Media Business was $23.5 million for the period from February 14, 2014 to September 30, 2014.

Investing Activities

Investment Manager:

Our net cash flow provided by (used in) investing activities was $381.4 million and $214.7 million during the nine months ended September 30, 2014 and 2013, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(21.5) million and $(25.9) million during the nine months ended September 30, 2014 and 2013, respectively, (ii) distributions of capital from equity method investees of $368.4 million and $257.8 million during these periods, respectively, (iii) the purchase of $26.0 million of software and technology related assets during the nine months ended September 30, 2014, (iv) purchases of fixed assets of $(7.6) million and $(7.8) million during these periods, respectively, and (v) net proceeds of $68.1 million from the sale of securities during the nine months ended September 30, 2014 as compared to the net purchase of securities of $(9.5) million during the nine months ended September 30, 2013.

Non-Investment Manager:

Net cash provided by (used in) investing activities from the Media Business was $(49.8) million for the period from February 14, 2014 to September 30, 2014. This activity included $23.8 million of cash on hand on the consolidation date which was primarily offset by $71.8 million, net of cash acquired, for acquisitions.

Financing Activities

Investment Manager:

Our net cash flow provided by (used in) financing activities was $(526.1) million and $(340.3) million during the nine months ended September 30, 2014 and 2013, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(97.7) million and $(84.1) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(55.0) million and $(61.6) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.6 million and $0.4 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(88.6) million and $(43.2) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) our purchase of 60,568,275 Class A shares from Nomura for $(363.4) million, (vii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals and (viii) excess tax benefits from delivery of RSU's.

Net cash provided by (used-in) financing activities from the Investment Company - consolidated VIEs was $74.7 million for the period June 1, 2014 to September 30, 2014, due to cash contributions of $58.4 million in non-redeemable non-controlling interests in Investment Company contributions and $16.3 million in redeemable non-controlling interests.

Non-Investment Manager:

Net cash provided by (used in) financing activities from the Media Business was $159.4 million for the period from February 14, 2014 to September 30, 2014, due to net borrowing and debt repayment, including payments for debt issuance costs, $116.1 million of proceeds from a public offering partially offset by dividends paid of $(8.1) million.

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

As of September 30, 2014, the investment vehicles in which Fortress held an interest were comprised of 61 VIEs and 143 non-VIEs. For a more detailed discussion about our VIEs and other unconsolidated entities, please see Note 4 to Part I, Item I, "Financial Statements - Investments and Fair Value."

Investment Manager

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds, private permanent capital vehicle and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, private permanent capital vehicle or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, private permanent capital vehicle or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

For profit sharing plans related to private equity funds, private permanent capital vehicle and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “— Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity funds, private permanent capital vehicle and credit PE funds incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our investment in each fund) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

In addition, our investments in the publicly traded permanent capital vehicles, including options, are held at fair value. The significant assumptions used in valuing the options include volatility, which is subject to significant judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

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

Private Permanent Capital Vehicle

Investments held within the private permanent capital vehicle are valued in a consistent manner with the private equity funds as described above.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2014. As of September 30, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (C)
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Total Fund
Basis for Determining Fair Value	Funds (B)	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	2%	5%	74%	88%	6%	5%	24%
2. Other observable market parameters	32%	26%	25%	12%	10%	9%	19%
3. Significant unobservable market parameters (A)	66%	69%	1%	—%	84%	86%	57%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 99% and 45% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	For purposes of the table above, includes our private permanent capital vehicle.

(C)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of September 30, 2014, $9.3 billion of investments in our private equity funds and private permanent capital vehicle, $0.9 billion of investments in our liquid hedge funds, $8.7 billion of investments in our credit hedge funds, and $8.8 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2014, consistent with the table above:

	Private Equity Funds (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.8 million or ($3.4 million) (B)	$0.8 million or ($0.8 million)	$15.8 million or ($15.8 million)	$0.0 million or ($0.6 million) (B)
Incentive income	N/A (C)	N/A (D)	N/A (D)	N/A (C)
Earnings from equity method investees	$53.4 million or ($53.4 million)	$7.4 million or ($7.4 million)	$8.9 million or ($8.9 million)	$14.7 million or ($14.7 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	For the purposes of the table above, includes our private permanent capital vehicle.

(B)
Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds, credit PE funds or of the private permanent capital vehicle is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2014, $3.1 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2014 is the current reset date.

(C)
Private equity fund, private permanent capital vehicle and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(D)
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

2010	$77.6
2011	$53.5
2012	$80.9
2013	$90.7
2014: Estimated	$84.3

2015 - 2022: Average Required	$84.6

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

In August 2014, the FASB issued an accounting standard update on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity ("CFE"). The standard provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. Fortress is currently evaluating the impact on its consolidated financial statements.

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

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk'' and “— Critical Accounting Policies — Valuation of Investments” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 10 to Part I, Item 1 “Financial Statements” for a discussion of our commitments and contingencies.

Contractual Obligations

Investment Manager

As of September 30, 2014, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations increased from $598.8 million as of December 31, 2013 to $713.7 million as of September 30, 2014.

Our operating lease agreement obligations decreased from $70.9 million as of December 31, 2013 to $60.5 million as of September 30, 2014.

Our debt obligations payable increased from $1.4 million as of December 31, 2013 to $78.3 million as of September 30, 2014, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, decreased from $83.4 million as of December 31, 2013 to $66.9 million as of September 30, 2014.

Our estimated liability under the tax receivable agreement increased from $241.0 million at December 31, 2013 to $284.3 million as of September 30, 2014.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $160.5 million as of December 31, 2013 to $149.1 million as of September 30, 2014.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material.

Non-Investment Manager

The following table reflects a summary of New Media's contractual cash obligations, including estimated interest payments where applicable, as of September 30, 2014:

	October- December 2014	2015 - 2016	2017 - 2018	Thereafter	Total
Debt obligations	$4,893	$39,987	$45,617	$259,540	$350,037
Noncompete payments	—	450	400	—	850
Operating lease obligations	1,726	10,331	7,315	4,629	24,001
Letters of credit	5,182	—	—	—	5,182
Total	$11,801	$50,768	$53,332	$264,169	$380,070

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. New Media estimates cash requirements for these obligations for October 1 to December 31, 2014 total approximately $0.5 million.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

•
the investment process of our private equity funds and private permanent capital vehicle involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

•
our credit hedge funds, credit PE funds and publicly traded permanent capital vehicles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•
our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying various risk management techniques to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

In addition, the fair value of the consolidated Investment Company's financial assets and liabilities may fluctuate in response to changes in the value of securities, foreign exchange and interest rates. The net effect of these fair value changes primarily impacts the gains (losses) of Investment Company - consolidated VIEs in our consolidated statement of operations.

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of September 30, 2014 (in thousands):

Investment Manager:
Assets:
Investments	$1,099,955
Investments in options	70,251
Investment Company - consolidated VIEs
Investments, at fair value	133,857
Liabilities:
Investment Company - consolidated VIEs
Securities sold not yet purchased, at fair value	$37,258
Options	23
Derivatives	780

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2014, approximately 45% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

•
For the private equity funds, private permanent capital vehicle and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment or commitment period, with the exception of private equity funds formed after March 2006.  For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

•
For publicly traded permanent capital vehicles, management fees are not calculated based on NAV but instead a fee is charged based on the vehicles’ contributed capital (or on revenues, for senior living property management).

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

•
Incentive income from our private equity funds, private permanent capital vehicle and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds, private permanent capital vehicle and credit PE funds where incentive income is subject to contingencies at September 30, 2014 would increase or decrease future incentive income by $212.4 million or $(215.5) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

•
Incentive income from the publicly traded permanent capital vehicles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results in excess of specified returns to the company’s shareholders upon which the incentive income is calculated. Generally, operating results for purposes of computing incentive income excludes unrealized changes in the values of the publicly traded permanent capital vehicles’ investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on excess mortgage servicing rights or non-hedge derivatives).

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on September 30, 2014 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the publicly traded permanent capital vehicles and consolidated VIEs, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2014 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$6.4	$ N/A	(E)	$69.8	$6.4	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (D)	N/A	N/A	(E)	0.4	N/A	N/A	(E)	N/A
Liquid Hedge Funds	13.5	N/A	(G)	12.5	13.5	76.1		3.9
Credit
Hedge Funds	11.6	N/A	(G)	5.7	11.6	98.5		3.1
PE Funds	—	N/A	(E)	17.1	—	N/A	(E)	N/A
Total	$31.5	$—		$105.5	$31.5	$174.6		$7.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$(6.9)	$ N/A	(E)	$(69.8)	$(6.9)	$ N/A	(E) (F)	$ N/A	(F)
Permanent Capital Vehicles (D)	N/A	N/A	(E)	(0.4)	N/A	N/A	(E) (F)	N/A	(F)
Liquid Hedge Funds	(13.5)	N/A	(G)	(12.5)	(13.5)	$(0.9)		$(3.9)
Credit
Hedge Funds	(11.6)	N/A	(G)	(5.7)	(11.6)	(76.0)		(3.1)
PE Funds	(0.7)	N/A	(E)	(17.1)	(0.7)	N/A	(E) (F)	N/A	(F)
Total	$(32.7)	$—		$(105.5)	$(32.7)	$(76.9)		$(7.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds, credit PE funds or of the private permanent capital vehicle is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.6 billion of such private equity fund, private permanent capital vehicle or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million. Our investments in the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase unrealized gains by $22.2 million or decrease unrealized gains by $20.1 million. Compensation and benefits expense would increase by $2.9 million or decrease by $2.5 million. Furthermore, the publicly traded permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(D)	The private equity Fortress Funds and private permanent capital vehicle held concentrated positions in certain industries as of September 30, 2014, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	31%
Financial Services and Assets	40%
Senior Living	19%
Real Estate	4%
Other	6%
100%

(E)
For GAAP Revenues, incentive income for private equity funds, credit PE funds and the private permanent capital vehicle incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund, credit PE fund and the private permanent capital vehicle incentive income is based on realizations.

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2014, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of September 30, 2014, we had a $3.0 million investment in Eurocastle (including stock options held), which is accounted for at fair value. We also had $17.6 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2014, we estimate the gains and losses for the nine months ended September 30, 2014 on these investments would have an increase of $2.1 million or a decrease of $2.1 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of $18.5 million or a decrease of $21.6 million in our gains and losses. In addition, we held $19.8 million of foreign-denominated cash as of September 30, 2014.

Non-Investment Manager

Interest Rate Risk

As of September 30, 2014, New Media had $240.0 million of term debt, before original issue discount, comprised of $225.0 million of debt with a minimum variable rate plus a fixed margin and a $15.0 million revolving credit loan. The minimum variable rate on the term debt was 1.0% and the fixed margin was 6.25%. The revolving credit loan had a variable rate plus a fixed margin of 5.25%. New Media's primary exposure is to LIBOR. A 100 basis point change in LIBOR would change New Media's interest expense on an annualized basis by approximately $0.4 million based on average floating rate debt outstanding for the period February 14, 2014 to September 30, 2014 and after consideration of minimum variable rates.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in New Media's operating costs of $0.4 million based on newsprint usage for the period from February 14, 2014 to September 30, 2014 of approximately 24,100 metric tons. As of September 30, 2014, 95% of New Media's newsprint is fixed through a pricing agreement, therefore only 5% of the usage would be impacted by a price increase.

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

The consolidation of certain funds by Fortress during the second quarter of 2014 had a material impact on the Company’s internal control over its financial close and reporting process. The Company has designed and implemented internal controls related to the financial close and reporting process in connection with the consolidation of these funds.

The Company is currently engaged in refining the internal controls and processes relating to the consolidation of New Media on February 14, 2014 with the Company’s internal controls and processes. The operating results of New Media since the date of consolidation are included in the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2014 and constituted approximately 25.4% of total assets as of September 30, 2014, and approximately 40.9% and 34.8% of total revenue for the three and nine months then ended, respectively. Although New Media's operating results impact net income, it does not have a material impact on the net income attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of September 30, 2014, Fortress owned approximately 0.20% of New Media's outstanding common stock. Internal control over financial reporting of the New Media business will be excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro Funds. The loss of the chief investment officer of the Fortress Asia Macro Funds, Adam Levinson, also could result in withdrawal requests. Subject to regulatory approvals, over the course of 2014, the Fortress Asia Macro Funds together with Mr. Levinson will transition into an autonomous business with Fortress as a non-control partner, which will reduce our overall economics from these funds and could result in withdrawal requests. Mr. Levinson also is expected to continue to invest for Fortress managed funds. Substantial withdrawals would have a material adverse effect on the Fortress Macro Funds, Fortress Asia Macro Funds, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment. In addition, the departure of Mr. Levinson from the affiliated manager platform could ultimately result in the loss of our earnings attributable to this new platform.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. We might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Furthermore, in recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Due to the nature and size of our activities in Europe, we do not anticipate the remuneration regulations in the European Union will have a material impact on our existing compensation structure. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on the company is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for realization of portfolio company investments. Several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity fund, private permanent capital vehicle and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity fund, private permanent capital vehicle and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds, private permanent capital vehicle or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.

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

In addition, in connection with the affiliated manager platform, we expect to provide use of certain of these systems to the Fortress Asia Macro Funds as part of the infrastructure services provided for fees. The transition of the Fortress Asia Macro Funds and the provision of our systems to the new autonomous business may heighten our operational risks discussed above.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

In addition, investors in our private equity funds, private permanent capital vehicle or credit PE funds and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, our ability to realize incentive income from such funds would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. Also, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain covenants in our current credit agreement, subject, in certain instances, to the expiration of applicable grace periods.

We may become involved in lawsuits or investigations that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments or we manage, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies, permanent capital vehicles, other investments or the affiliated manager platform based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue and we may be brought into lawsuits involving the affiliated manager platform. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Dodd-Frank also established a new regulatory body called the Financial Stability Oversight Counsel (“FSOC”), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as “systemically important” by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. If we were designated a systemically important financial institution or “SIFI” by the FSOC, we would be subject to the Federal Reserve’s enhanced regulatory requirements, which could include, among other things, minimum capital requirements, restrictions on leverage, minimum liquidity requirements, heightened risk management and reporting requirements, and other restrictions on our business activities. Although we believe that it is unlikely that we will be designated as a SIFI, U.S. regulators have recently indicated an interest in reviewing the asset management industry generally with respect to these matters and have begun to designate certain large institutions as SIFIs, which makes it more likely that companies in our industry may eventually be named SIFIs themselves.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ERISA”). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). One of the variable interest entities that we consolidate, New Media, is also a public company subject to stock exchange regulations and Sarbanes-Oxley. We also expect to consolidate New Senior when it completes its spin-off from Newcastle and becomes a public company subject to stock exchange regulations and Sarbanes-Oxley. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings Inc. ("Springleaf") is in the consumer finance industry and Nationstar is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, state regulators in New York have recently focused on Nationstar competitors in the non-bank loan servicing industry and have announced extensive investigations of their business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, may come under greater regulatory scrutiny from the SEC as recent examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses and the SEC has also highlighted valuation as a key risk area. Our liquid hedge fund business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise, particularly with respect to funds in which they have made significant investments. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure, in situations where one portfolio company engages another portfolio company to provide goods or services or in situations where funds and permanent capital vehicles are competing for or making investments in the same assets. In addition, the publicly traded permanent capital vehicles are public companies that have no employees and their officers and individuals that perform services for them are all Fortress employees. Many of their officers and directors have responsibilities and commitments to Fortress entities other than such permanent capital vehicles. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Competition in the alternative asset management business has been increasing, including the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry. When trying to raise new capital, we are competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased investments in funds) in order to continue to attract significant amounts of new investment capital. Such changes would adversely affect our revenues and profitability.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2013, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate New Media and certain funds and may be required to consolidate other entities that we manage, including New Senior when it completes its spin-off, and therefore document and test effective controls over financial reporting of any of these entities that we consolidate in accordance with Section 404. The consolidation of New Media and the consolidation of the funds have each resulted in a change to our internal control over financial reporting which has materially affected our internal control over financial reporting. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth and development places significant demands on our administrative, operational and financial resources.

Our continued growth and the development of our business creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition, and in April 2013, Logan Circle launched a growth equities investment business. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, which includes the transition of the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we will retain an economic interest in and provide infrastructure services for.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of Newcastle and another owner of senior living facilities and in 2014 we launched the affiliated manager platform. In addition, opportunities may arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating or separating and providing operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, in April 2010 we acquired Logan Circle, which is a traditional investment manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. In addition, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.

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

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' NAVs. The timing and receipt of incentive income generated by our private equity funds, private permanent capital vehicle, and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds, private permanent capital vehicle and credit PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity funds, private permanent capital vehicle and credit PE fund investments are adjusted for accounting purposes to their NAV at the end of each quarter, resulting in income (loss) attributable to our investments in our funds, even though we receive no cash distributions from our private equity funds, private permanent capital vehicle and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds, private permanent capital vehicle, and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the company in the near term for any private equity fund, private permanent capital vehicle, or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our investments in our private equity funds, private permanent capital vehicle, or credit

PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of September 30, 2014, the investment performance of certain hedge funds including our Fortress Macro Funds, Fortress Asia Macro Funds and Fortress Convex Asia Funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

In addition, no private equity fund, permanent capital vehicle, or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund or the operating results of the publicly traded permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the publicly traded permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income until their respective NAVs or operating results exceed these amounts.  In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

Furthermore, we earn investment income from our investments in the Fortress Funds. Certain investments may be more speculative and more likely to result in loss of capital than other investments, which may contribute to volatility of our income. For example, investments in digital currencies differ from traditional currencies, commodities or securities, and its value is entirely market-based, which subjects the investment to increased risks.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement, which we also refer to as the "Credit Agreement", for a new revolving facility, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

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

Under our current credit agreement, as of September 30, 2014, we had a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of September 30, 2014, $72.3 million was available to be drawn, we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

We may be required to consolidate certain variable interest entities that we manage though they are majority-owned by third parties. New Media was spun off by Newcastle to its stockholders and immediately after the spin-off, New Media became a publicly traded company independent from Newcastle. We consolidated New Media beginning February 14, 2014 and, therefore, New Media's income impacts our net income, but does not have a material impact on our net income attributable to Class A shareholders, Class A earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media are attributable to non-controlling interests. New Media's assets and liabilities are also recorded on our balance sheet, including $232.3 million of debt outstanding under New Media's credit facility as of September 30, 2014. New Media is focused on investing in a diversified portfolio of local media assets and also has an online advertising and digital marketing business. Risks related to New Media's business and industry, including general economic conditions, the economies and demographics of the local communities it serves and their indebtedness, may have a material adverse impact on New Media's results, which in turn could impact our results, primarily net income. In addition, the board of directors of Newcastle has set the distribution date for New Senior on or about November 6, 2014. Following the distribution, New Senior will be an independent, publicly traded company and we will be required to consolidate New Senior. New Senior is a real estate investment trust with a diversified portfolio of senior housing properties across the United States.

In addition, as of September 30, 2014, we recorded $176.3 million in goodwill and intangible assets with indefinite lives in connection with the consolidation of New Media. Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that impairment could exist, including potentially an economic downturn in their market, a change in the assessment of future operations or a decline in New Media's stock price. An annual impairment assessment is performed on each of New Media's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, an impairment charge calculated as the excess of the carrying value of goodwill over its impaired value is recorded.

In addition, as public companies, New Media and New Senior when it completes its spin-off from Newcastle will be required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. To the extent that any material weakness or significant deficiency exists in New Media's or New Senior’s internal control over financial reporting, it could result in a material weakness or significant deficiency in Fortress’s internal control over financial reporting, which may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our obligations under federal securities laws. See "Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act could have a material adverse effect on our business and stock price."

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues, reduced returns on our investments in our funds and reduced earnings. Poor performance of our funds will also make it difficult for us to retain or attract investors to our funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.

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

•
several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when a Fortress fund reduces its investment in them; and

•
Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager and certain of our publicly traded permanent capital vehicles are also new public companies without any operating history as independent companies.

Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces.

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $33.6 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $12.3 million, excluding $6.5 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds, private permanent capital vehicle and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.5 billion and $0.7 billion during the nine months ended September 30, 2014 and 2013, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $217.4 million through that date in 2014 and $157.3 for the year ended December 31, 2013.

If, as a result of poor performance of investments in a private equity fund, private permanent capital vehicle or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. During the nine months ended September 30, 2014, we returned $16.4 million to one of our private equity funds which is in the process of liquidation. If all of our existing private equity funds, private permanent capital vehicle and credit PE funds were liquidated at their NAV as of September 30, 2014, the cumulative clawback obligation to investors in these funds would be approximately $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

The 2008 financial crisis adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs associated with financial instruments;

•
adverse conditions for our portfolio companies or publicly traded permanent capital vehicles (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

•	lower investment returns, reducing incentive income or eliminating incentive income for a period of time;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds' ability to realize value from such assets;

•
material reductions in the value of our private equity fund investments in portfolio companies or the operating results of our publicly traded permanent capital vehicles, which would reduce our ability to realize incentive income from these investments or vehicles;

•	difficulty raising additional capital;

•	investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

•	decreases in the carrying value of our investments in our funds.

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds and LDVF Patent and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, Springleaf, Florida East Coast Railway and Florida East Coast Industries have the potential to significantly influence the overall financial results of our private equity segment. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

Investors in our private equity funds, private permanent capital vehicle and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of the end of this reporting period, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.5 billion and $0.7 billion during the nine months ended September 30, 2014 and 2013, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $217.4 million through that date in 2014 and $157.3 million for the year ended December, 31, 2013.

In addition, the investors in our private equity funds, private permanent capital vehicle, credit PE funds and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “-Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

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

Many of our funds invest in securities, loans or other assets that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. The ability of many of our funds, particularly our private equity style funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering or secondary public offering of shares of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The illiquid nature of many of our funds' assets may also negatively affect a fund's ability to retain sufficient liquidity to satisfy its obligations as they become due. As a result, a fund with illiquid assets may be unable, for example, to generate sufficient liquidity to pay the management fees or other amounts due to the manager, which would, in turn, reduce the amounts we receive from our funds, thereby reducing the amount of funds available to us to satisfy our obligations, including any obligations under our credit agreement.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity funds, private permanent capital vehicle and credit PE funds and, to a lesser extent, credit hedge funds as well as a small number of so‑called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over NAVs.

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

Our private equity and credit funds, permanent capital vehicles and hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems and/or securities that are illiquid, distressed, tied to real estate or have other high-risk features. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. It may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund's or vehicle’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds and permanent capital vehicles from time to time make significant investments in mortgage-backed securities and other investments that are directly or indirectly related to the value of real estate in various locations globally, particularly in the United States. As a result, the results of a number of our funds and permanent capital vehicles have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund or vehicle and potentially on our operating results.

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

In addition, these investments could subject our private equity, credit PE funds, permanent capital vehicles and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

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

Our funds participate in large transactions from time to time. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than those of a smaller investment.

Our investment funds often make investments in companies that we do not control and the affiliated manager platform will involve having interests in funds that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds, private permanent capital vehicle and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched the affiliated manager platform that involves taking a non-control economic interest in autonomous fund management businesses under a fee-for-services model for infrastructure services. Subject to regulatory approvals, over the course of 2014, the Fortress Asia Macro Funds is expected to transition into an autonomous business with Fortress as a non-control partner and provider of infrastructure services. The typical platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner and/or manager. Those investments will be subject to increased risk that the company or fund in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company or fund may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social, regulatory and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the Euro. Instability of the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, continue and have in the past resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone and the potential effects of government intervention intended to address it could materially adversely affect our business.

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

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. Dodd-Frank also gives rise to a substantial set of new rules focused on the use of derivatives, which when fully formulated and enacted will likely require modification of business practices to comply with new regulations, increase costs of operating in the financial markets and impose restrictions on activities in these markets. For additional information on the potential impacts of Dodd-Frank regulations see “The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business.”

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

•
new business requiring investment in excess of $100 million: any entry by us or any of our controlled affiliates into a new line of business that does not involve investment management and that requires an investment in excess of $100 million;

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

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income - generally 20% of the profits - from each of our private equity funds, private permanent capital vehicle and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ''clawback'' obligation related to certain funds, we have agreed to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of such funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2014, we had 456,149,608 outstanding Class A shares on a fully diluted basis, including 92,391,983 resulting from vested equity compensation granted pursuant to our equity incentive plan, 21,813,912 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,045,134 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 66,342,819 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2014, 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 8,174,614, zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of September 30, 2014, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of six Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

October 30, 2014

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

October 30, 2014

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

October 30, 2014