Form 10-K
period 2014-12-31
Fortress Investment Group LLC
filed 2015-02-26
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☐  No  ☒

The aggregate market value of the Class A shares held by non-affiliates as of June 30, 2014 (computed based on the closing price on such date as reported on the NYSE) was $1.54 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Class A shares: 208,554,885 outstanding as of February 20, 2015.
Class B shares: 226,331,513 outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2014 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS INVESTMENT GROUP LLC
FORM 10-K

	Financial Statement Schedules	230
	Schedule III — Real Estate and Accumulated Depreciation	230

	All other schedules are omitted because either the required information is shown in the consolidated financial statements or notes thereto or it is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	235
Item 9A.	Controls and Procedures	235
Item 9B.	Other Information	236
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	237
Item 11.	Executive Compensation	237
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	237
Item 13.	Certain Relationships and Related Transactions, and Director Independence	238
Item 14.	Principal Accounting Fees and Services	238
PART IV
Item 15.	Exhibits, Financial Statement Schedules	239
	Signatures	243

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

(ii)	the contributed capital of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations; and

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

“Fortress,” “we,” “us,” “our,” the “Company” and the “public company” refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group (as defined below) and all of its subsidiaries, excluding consolidated variable interest entities, unless the context requires otherwise.

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

Economic interests in each FOG entity are represented by Class A common units and Class B common units. Class A common units are (indirectly) owned by the public company, and Class B common units are owned by the principals (defined below) and, from time to time, a former senior employee who owned securities convertible into Class B common units.

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz, collectively, as well as Robert Kauffman until his retirement in December 2012. The principals control the public company through their ownership of the public company’s Class B shares (together with, from time to time, a former senior employee who owned securities convertible into Class B shares). The Class B shares and the Class A shares are each entitled to one vote per share, and the number of Class B shares outstanding represents a majority of the aggregate number of Class B shares and Class A shares outstanding. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

PART I
Item 1.    Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading, highly diversified global investment management firm with approximately $67.5 billion in AUM as of December 31, 2014. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of our over 1,600 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in the Fortress Funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies — we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2014, Fortress's investments in and commitments to our funds were $1.2 billion, consisting of the net asset value of Fortress's investments in the Fortress Funds of $1.1 billion, and unfunded commitments to private equity funds, credit PE funds and a private permanent capital vehicle of $0.1 billion.

As of December 31, 2014, we had 1,186 asset management employees, including approximately 319 investment professionals, at our headquarters in New York and our affiliate offices around the globe. Additionally, we had 1,674 employees at the senior living properties that we manage on behalf of New Senior Investment Group Inc. ("New Senior") and a third party (whose compensation expense is reimbursed to us by the owners of the facilities). New Media Investment Group Inc. (“New Media”), a consolidated entity of Fortress, had approximately 6,133 full time equivalent employees, consisting of hourly and salaried employees and includes 923 union personnel at a number of our core publications as of December 31, 2014.  New Senior does not have any employees as all of its officers and other individuals who perform services for New Senior are employees of Fortress or an affiliate of Fortress.

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

Recent Developments

•
Fortress's board of directors declared a base quarterly dividend of $0.08 per share and a special cash dividend of $0.30 per share, for the fourth quarter of 2014, resulting in total dividends of $0.80 per share related to 2014.

•
In 2014, Fortress announced that it was launching an affiliated manager platform. On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first funds to join the new platform as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, L.P. ("Graticule Asset Management"). Fortress retained a perpetual minority interest in Graticule Asset Management amounting to 30% of earnings in 2015 and declining to approximately 27% of earnings over time. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule Asset Management.

•
During 2014, we raised $6.4 billion of new third-party capital and launched four new funds. As of December 31, 2014, we had $7.8 billion of capital commitments from investors to our funds that will be included in AUM if called, of which $5.5 billion is in newer vintage funds and is available for general investment purposes. In addition, we had net client inflows in our traditional asset management business of $5.4 billion in 2014.

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

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as management fee paying assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets Under Management.” For more information on our management fee rates, please refer to Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 — Management Agreements and Fortress Funds.”

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In certain cases, we earn incentive income only if a fund’s investments meet specified performance thresholds. We therefore monitor our funds’ proximity to such performance thresholds. For more information on our funds’ performance, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance of our Funds.”  For more information on our funds’ incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 3 — Management Agreements and Fortress Funds.” For more information on embedded incentive income, which has not yet been distributed to us by our funds, and the portion thereof that has not yet been recognized in distributable earnings, please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 11 — Segment Reporting — Embedded Incentive Income."

Investment Performance

The investment income (loss) from our investments in the Fortress Funds is recorded currently (i.e., whether or not realized) in net income (loss), generally based on the net asset values of the funds in which we have invested. For segment reporting purposes, investment income (loss) is included in the segment that the investment relates to and is recorded only when income (loss) from a fund investment becomes realized or realizable, as applicable. Therefore, for segment reporting purposes, investment income (loss) does not reflect unrealized gains or losses embedded in certain of our investments. For more information on the investment income (loss) included in net income (loss), please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 4 — Investments and Fair Value.”  For more information on the unrealized gains (losses) currently embedded in our investments in the Fortress Funds for segment reporting purposes, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis — Embedded Gains/Losses.”

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and credit funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Understanding the Asset Management Business." We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2014, we managed the following businesses:

Private Equity — a business that manages approximately $13.9 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements, a private fund and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, and senior living properties and the private fund invests in transportation and infrastructure assets.

Liquid Hedge Funds — a business that manages approximately $8.1 billion of AUM, including $3.5 billion of AUM relating to Fortress Asia Macro Funds and related managed accounts, which subsequent to December 31, 2014, transitioned to Graticule Asset Management on the affiliated manager platform. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy. In addition, this segment includes the affiliated manager platform.

Credit Funds — a business that manages approximately $13.1 billion of AUM comprised of two business segments: (i) credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $32.3 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. As of December 31, 2014, all of our traditional asset management AUM was related to fixed income investment strategies. Subsequent to December 31, 2014, Logan Circle concluded its growth equities investment strategies.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2014	2013	2012
Private Equity
Funds
Management Fees	$136,110	$134,176	$118,990
Incentive Income	2,854	13,211	10,993

Permanent Capital Vehicles
Management Fees	69,360	61,200	56,757
Incentive Income	65,448	18,101	242

Liquid Hedge Funds
Management Fees	137,908	110,622	77,531
Incentive Income	16,067	150,700	67,645

Credit Funds
Hedge Funds
Management Fees	113,825	101,890	101,194
Incentive Income	121,768	190,846	130,305
PE Funds
Management Fees	96,715	95,925	98,393
Incentive Income	254,461	120,137	68,568

Logan Circle
Management Fees	46,996	35,833	26,796
Incentive Income	106	—	—

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

Private Equity Funds

Fortress Investment Funds

Our private equity business is comprised of (i) a series of diversified funds referred to as the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe and (ii) various sector focused funds organized to invest in specific opportunities in sectors where Fortress has proven expertise. Sector focused funds include the MSR Opportunities Funds and the Italian NPL Opportunities Fund. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a two to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees between 1.0% and 1.5% are generally charged on committed or invested capital (or NAV, if lower). We also generally earn between 10% and 20% of the profits on each realized investment in a fund - our incentive income - subject to the fund's achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

Permanent Capital Vehicles

The permanent capital business is comprised of entities which we refer to as the “permanent capital vehicles” including: (i) Newcastle Investment Corp. (“Newcastle”), New Residential Investment Corp. (“New Residential”), Eurocastle Investment Limited ("Eurocastle"), New Media, and New Senior, which are publicly traded companies that are externally managed by us pursuant to management agreements (collectively referred to as the “publicly traded permanent capital vehicles”) and (ii) Worldwide Transportation and Infrastructure Investors, currently a private fund (referred to as the “private permanent capital vehicle” or “WWTAI”), and FHC Property Management LLC (together with its subsidiaries, referred to as “Blue Harbor”), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties, senior living properties and mortgage servicing related assets, media assets and golf assets, and the private permanent capital vehicle invests in transportation and infrastructure assets. The private permanent capital vehicle is expected to become a publicly traded permanent capital vehicle externally managed by us. Pursuant to our management agreements, we earn management fees from each publicly traded permanent capital vehicle equal to 1.25% - 1.5% of the company's equity (as defined in such agreements). In addition, we generally earn incentive income equal to 25% of operating results in excess of specified returns to the shareholders. In addition to these fees, we also receive, for services provided, options in connection with each of their common stock offerings. For WWTAI, management fees between 1.25% and 1.5% are charged on invested capital and we earn incentive income equal to 10% of the profits on each realized investment of the fund subject to the fund achieving a minimum return as a whole.

Fortress has a senior living property management subsidiary, Blue Harbor, and has agreements to manage 24 senior living properties, including 22 which are owned by New Senior and two which are owned by third parties. Fortress generally receives management fees of between 6.0% and 7.0% of revenues (as defined in the agreements).

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

Fortress Centaurus Global Funds

The Fortress Centaurus Global Funds employ a multi-strategy, equity biased event driven strategy, which generally focuses on soft and hard catalyst situations in liquid securities across the capital structure in the core markets of Europe, Asia-Pacific and Latin America. The management fee rate for these funds range from 1.0% to 1.75% and we earn incentive income of 20% of their profits, subject to achieving cumulative positive returns since the prior incentive income payment.

Affiliated Manager Platform

The affiliated manager platform takes a non-controlling economic interest in autonomous asset management businesses under a fee-for-services model for infrastructure services. In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule Asset Management under the affiliated manager platform. Fortress retained a perpetual minority interest amounting to 30% of earnings in 2015 and declining to approximately 27% of earnings over time. Fortress will also receive fees for providing infrastructure services to Graticule Asset Management. The Fortress Asia Macro Funds and related managed accounts invest in global fixed income, commodities, currency and equity markets, and their related derivatives, thematically related to the Asia-Pacific region through a fundamental macroeconomic strategy that focuses on liquid investments. Their investment program focuses on global trading and capital flows that affect one or more of the Asian countries and/or are affected by them and the region as a whole. Management fee rates for these funds range from 1.25% to 2.0% and incentive income generally from 17% to 25% of their profits subject to achieving cumulative positive returns since the prior incentive income payment. Rates for management fees and incentive income charged by affiliated managers may vary in the future for any affiliated manager product.

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

Regulatory and Compliance Matters

Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive. The United States Securities and Exchange Commission ("SEC"), Commodity Futures Trading Commission ("CFTC") and various other regulatory and self-regulatory organizations have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Employees in our legal and compliance departments monitor our compliance with all of the regulatory requirements to which we are subject and manage our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks including, but not limited to, the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a vehicle-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

United States

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act”). Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency, cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, our registered investment advisers may be subject to routine periodic examinations by the staff of the SEC.

We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other statutes. A number of our investing activities are subject to regulation by various U.S. state regulators. A number of portfolio companies owned by Fortress-managed funds are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings Inc. (“Springleaf”) is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry. Both industries have recently been the focus of extensive regulatory focus. In addition, two of Springleaf’s subsidiaries are in the insurance industry and are subject to extensive regulation by state authorities. Moreover, investments are subject to regulation from non-financial, sector-specific regulatory bodies. For example, WWTAI currently invests across, among other things, the rail, aviation, and offshore energy sectors, and its investments are subject to regulations applicable to those sectors.

We conduct fundraising activities for our managed funds through Fortress Capital Formation LLC, an affiliate that is registered as a limited purpose broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states, the District of Columbia, and the Virgin Islands. Fortress Capital Formation LLC is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business in the United States (including our broker-dealer), adopts and enforces rules governing the activities of its member firms, and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Broker-dealers are subject to various rules relating to internal operations and dealings with customers including, but not limited to, the form or organization of the firm, qualifications of associated persons, net capital and customer protection rules, books and records, financial statements, and reporting.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the CFTC obtained regulatory jurisdiction over certain derivative instruments, including swaps. As such, certain of our or our subsidiaries’ risk management or other commodities interest-related activities may be subject to CFTC oversight. In addition, new rules adopted by the CFTC removed or limited previously available exemptions and exclusions from registration, which has imposed additional registration and reporting requirements for operators of pooled vehicles that use or trade in futures, swaps and other derivatives regulated by the CFTC. Accordingly, certain of our affiliates have registered with the CFTC as commodity pool operators and have obtained membership with the National Futures Association in connection with such CFTC registration. Such entities are subject to the rules and requirements applicable to such registration and membership, including record-keeping, reporting, operational and marketing requirements and disclosure obligations.

Certain of our permanent capital vehicles, as public companies, are subject to SEC regulation, applicable stock exchange regulations and Sarbanes-Oxley. Moreover, our permanent capital vehicles are subject to regulation from financial and non-financial regulatory bodies. For example, New Senior is subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid; New Media is subject to environmental and employee safety and health laws and regulations pertaining to its print facilities; New Residential is subject to numerous laws and regulations with respect to mortgage servicing rights and various other investments; Newcastle is subject to a number of environmental regulations in connection with its golf facilities and operations; and Eurocastle is subject to a variety of regulations in connection with its investments in real estate related assets in Europe.

Certain of the permanent capital vehicles are organized and conduct their operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. To maintain their qualification as REITs, such companies have to distribute at least 90% of their taxable income to their shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.

A meaningful portion of the capital managed in Logan Circle is subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), as amended. In addition, each of the U.S. mutual funds and investment companies we, through Logan Circle, manage is registered under the Investment Company Act as an investment company or is exempt from such registration. The U.S. mutual funds and investment companies and the entities that serve as those vehicles’ investment advisers or sub-advisers are subject to the Investment Company Act and the rules thereunder, which among other things regulate the relationship between a registered investment company and its investment adviser and prohibit joint transactions. Logan Circle also manages non-U.S. mutual funds and investment companies, and is subject to similar laws and regulations in such non-U.S. jurisdictions.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties including, but not limited to, restrictions imposed by Rule 206(4)-5 of the Investment Advisers Act addressing “pay-to-play” practices, the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and other export control laws administered by Office of Foreign Asset Controls (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires U.S. public companies to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including sourcing new investments. Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anticorruption, anti-money laundering, or sanctions or other export control laws in the U.S. and abroad, may impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult.

United Kingdom and the European Union

Fortress Investment Group (UK) Ltd. and Drawbridge (UK) LLP are each authorized in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”) and have obtained permission to engage in a number of corporate finance activities regulated under FSMA, including advising on, managing and arranging deals in relation to certain types of, investments. FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Conduct Authority is responsible for administering these requirements and compliance with them.

The EU Alternative Investment Fund Managers Directive ("AIFMD") entered into effect on July 22, 2013. AIFMD establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers ("AIFM"s) managing and/or marketing alternative investment funds ("AIF"s) in the EU. Non-EU AIFMs, such as us, may continue to market fund interests within the EU under the private placement regimes of the individual member states subject to complying with certain requirements imposed by the AIFMD (including, without limitation, baseline disclosures to prospective investors, EU member state-specific notification or registration requirements, ongoing reporting obligations to both regulators and investors, and specific rules concerning control positions in EU-based portfolio companies) and any additional requirements that individual member states may impose. To date, we have registered several funds in various EU member states pursuant to AIFMD, and we may register additional funds in the future.

Similar to Dodd-Frank in the United States, European regulators have adopted the European Market Infrastructure Regulation (“EMIR”) relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation.

In addition, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented over the next two years, which may also impose additional costs on the operation of our business in Europe.

Other Jurisdictions

Outside the United States, certain of our affiliates are subject to registration and compliance with laws and regulations of non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, investment advisory services and the marketing of investment products and any failure to comply with these regulations could expose us to liability and/or damage our reputation. For example:

•	FIG HK (Hong Kong) Limited is licensed by the Hong Kong Securities and Futures Commission to carry on Type 9 (asset management) regulated activity;

•
Fortress (Dubai) Transportation & Infrastructure Advisors Ltd., a company limited by shares in the Dubai International Financial Centre, holds a Category 3C license issued by the Dubai Financial Services Authority and is authorized to arrange credit or deal in investments, advise on financial products or credit, and manage assets;

•
Fortress Investment Group (Japan) GK is registered as an investment adviser with the Japan Financial Services Agency and holds a real estate brokerage license, which is required for an entity to engage in the business of selling real estate in Japan;

•
Fortress Investment Group (Australia) Pty Limited is licensed by the Australian Securities and Investments Commission as an Australian Financial Services Licensee and is authorized to carry on a financial services business to provide financial product advice for certain enumerated classes of financial products and deal in financial products for wholesale clients; and

•	Fortress Investment Group (Singapore) Pte. Ltd. is registered as a fund manager with the Monetary Authority of Singapore.

In addition, we and/or our affiliates and subsidiaries may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and in other jurisdictions that could significantly impact our business.

Structure

The diagram below depicts our organizational structure as of December 31, 2014.

PUBLIC
(Class A shares)
PRINCIPALS
(Class B shares)(1)
(Fortress Operating Group Units)(3)(4)
FORTRESS INVESTMENT GROUP LLC
100%
100%
Intermediate Holding Companies
FIG Asset Co. LLC
FIG Corp.
Fortress Operating Group
48.0% of units(2)(4)
52.0% of units(3)(4)
48.0% of units(2)(4)
52.0% of units(3)(4)
Principal Holdings
Operating Entities

(1)
The principals generally hold almost all of the Class B shares, which represent approximately 52.0% of the total combined voting power (i.e., combined voting power of Class A shares and Class B shares) in Fortress Investment Group LLC. The Class B shares are held by the principals and a former senior employee. The Class B shares have no economic interest in Fortress Investment Group LLC.

(2)
Represents approximately 48.0% of the limited partner interests (Class A Common Units) and a 100% general partner interest in each of the Operating Entities and in Principal Holdings. We refer to a collection of one limited partner interest in each such entity as a Fortress Operating Group unit, or FOGU.

(3)
FOGU is the term we use to refer to a collection of one limited partner interest in each Fortress Operating Group entity. Represents approximately 52.0% of the limited partner interests (Class B Common Units) in each of the Operating Entities and in Principal Holdings.

(4)	Excludes the effect of equity interests to be granted under our equity incentive plan to employees and directors.

Performance Graph

The following graph compares the cumulative total return for our Class A shares (stock price change plus reinvested dividends) with the comparable return of four indices: Russell 3000, S&P 500, S&P Financial Services, and SNL Asset Manager Index. The graph assumes an investment of $100 in the Company's Class A shares and in each of the indices on December 31, 2009, and that all dividends were reinvested. The past performance of our Class A shares is not an indication of future performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Fortress Investment Group LLC	100.00	128.09	75.96	103.84	209.25	209.64
SNL Asset Manager Index	100.00	115.11	99.56	127.74	196.30	207.09
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Financial Services	100.00	104.58	66.70	100.80	136.53	167.48

Where Readers Can Find Additional Information

Fortress Investment Group LLC is a Delaware limited liability company that was formed on November 6, 2006. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105.

Fortress files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act, with the SEC. Readers may read and copy any document that Fortress files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro Funds. In January 2015, the Fortress Asia Macro Funds, previously managed by us, transitioned into an autonomous business, named Graticule Asset Management, with Fortress as a non-control shareholder, which transition reduced our overall economics from these funds. Adam Levinson, previously the Chief Investment Officer of the Fortress Asia Macro Funds, continues to invest for Fortress managed accounts. Substantial withdrawals would have a material adverse effect on the Fortress Macro Funds, Fortress Asia Macro Funds under our affiliated manager platform, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment. In addition, a departure of Mr. Levinson from the affiliated manager platform could ultimately result in the loss of our earnings attributable to this new platform.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. We might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Furthermore, in recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Due to the nature and scope of our activities in Europe, we do not anticipate the remuneration regulations in the European Union will have a material impact on our existing compensation structure. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by such investment professionals.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions on behalf of our funds. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge fund, including the affiliated manager platform and, to a lesser extent, credit fund businesses and certain permanent capital vehicles are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. For example, the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. If a fund's trading orders are not executed in a timely and efficient manner due to systems failures, human error or otherwise, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack

(which we are subject to from time to time), we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

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

In addition, in connection with the affiliated manager platform, we provide use of certain of these systems to the Fortress Asia Macro Funds as part of the infrastructure services provided for fees. The transition of the Fortress Asia Macro Funds and the provision of our systems to the new autonomous business may heighten our operational risks.

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information that we maintain, including information with respect to us, investors in our funds and our counterparties. One or more such events could potentially jeopardize such confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations and, our fund investors', counterparties' or third parties' operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles, and the holders of a simple majority of the outstanding shares of our publicly traded permanent capital vehicles, have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), so-called “whistleblower” provisions entitle persons who report alleged wrongdoing to the SEC to cash rewards and the SEC has awarded significant cash awards pursuant to these provisions.  Dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management managers such as us.  Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business.

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the SEC, the CFTC or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

•	oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

•	regulation by the Federal Reserve of non-bank institutions;

•	prohibitions on insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds;

•	new registration, recordkeeping and reporting requirements for private fund investment advisers;

•	comprehensive regulation of the OTC derivatives markets;

•	minimum equity retention requirements for issuers of asset-backed securities;

•	the establishment of a bureau of consumer financial protection;

•	new requirements and higher liability standards on credit rating agencies; and

•	increased disclosure of executive compensation and mandatory shareholder votes on executive compensation.

Although many of the regulations under Dodd-Frank have been adopted, the regulations thereunder are expansive in scope and we are continuing to review how significantly they will affect us. However, it is likely that Dodd-Frank and the regulations promulgated thereunder will, among other things, require us to modify our business practices to comply with new regulations, increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, Dodd-Frank imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The new regulations, even if they are not directly applicable to us, could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel (“FSOC”), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as “systemically important” by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. If we were designated a systemically important financial institution (“SIFI”) by the FSOC, we would be subject to the Federal Reserve's enhanced regulatory requirements, which could include, among other things, minimum capital requirements, restrictions on leverage, minimum liquidity requirements, heightened risk management and reporting requirements, and other restrictions on our business activities. Although we believe that it is unlikely that we will be designated as a SIFI, U.S. regulators have indicated an interest in reviewing the asset management industry generally with respect to these matters and have begun to designate certain large institutions as SIFIs, which makes it more likely that companies in our industry may eventually be named SIFIs themselves.

In addition, U.S. regulatory reforms also require us to comply with new registration and reporting requirements. In October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. In addition, due to regulations adopted in 2012, certain of our affiliates have registered with the CFTC as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

Finally, regulatory initiatives that do not apply directly to us may have a negative impact on us indirectly because they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable, such as banks and other counterparties with whom we do business. For example, in December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital, leverage and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These standards require banks to hold more capital, reduce leverage and improve liquidity standards. In July 2013, U.S. federal banking agencies issued final rules to comprehensively revise the regulatory capital framework for the U.S. banking sector, which implements many aspects of Basel III as well as changes required by Dodd-Frank. Compliance with the new standards is expected to result in significant costs to banks and may result in reduction of access to, or increase of costs for, certain types of credit for the private sector, including our funds and portfolio companies.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act. We are subject to regulation under the Exchange Act, the Investment Company Act, and various other statutes. We are subject to regulation by the Department of Labor under ERISA. We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to Sarbanes-Oxley. Certain of the variable interest entities that we consolidate, New Media and New Senior, are also public companies subject to stock exchange regulations and Sarbanes-Oxley. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf is in the consumer finance industry and Nationstar is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, state regulators in New York have recently focused on Nationstar competitors in the non-bank loan servicing industry and have announced extensive investigations of their business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the FINRA and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, may come under greater regulatory scrutiny from the SEC as examinations of private equity advisers in 2014 have found violations or material weaknesses with respect to the collection of fees and allocation of expenses and the SEC has also highlighted valuation as a key risk area. Our liquid hedge fund business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the FCPA and the U.K. Bribery Act. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have approved and are implementing legislation (AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although the implementation of the rules will be staggered over the next five years. AIFMD could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the EMIR relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented over the next two years, which may also impose additional costs on the operation of our business in Europe.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise, particularly with respect to funds in which they have made significant investments. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure, in situations where one portfolio company engages another portfolio company to provide goods or services or in situations where funds and permanent capital vehicles, or multiple permanent capital vehicles, are competing for or making investments in the same assets. In addition, the publicly traded permanent capital vehicles are public companies that generally have no employees and their officers and many of the individuals that perform services for them are Fortress employees. Many of their officers and directors have responsibilities and commitments to Fortress entities other than such permanent capital vehicles. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. There have been a number of highly-publicized cases involving fraud, insider trading, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees or employees at entities we manage could engage in misconduct that adversely affects our business. We could be subject to litigation, regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors if an employee were to engage or be accused of engaging in illegal or suspicious activities such as improper trading, disclosure of confidential information or breach of fiduciary duties. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of a significant number of on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. We are also subject to risk of employee misconduct from employees of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. Employee misconduct could also prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

The alternative investment management business is intensely competitive. We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. Competition is based on a number of factors, including:

•	investment performance;

•	identifying suitable investments;

•	investor perception of investment managers' drive, focus and alignment of interest;

•	terms of investment, including the level of fees and expenses charged for services;

•	actual or perceived financial condition, liquidity and stability;

•	the quality and mix of services provided to, and the duration of relationships with, investors; and

•	business reputation.

A number of factors increase our competitive risks, some of which are outside of our control, and could reduce revenues and profitability and materially and adversely affect our business:

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

Furthermore, competition in the alternative asset management business has been increasing, including the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry. When trying to raise new capital, we are competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased investments in funds) in order to continue to attract significant amounts of new investment capital. If we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management and performance fee structures. Such changes would adversely affect our revenues and profitability.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2014, 2013 and 2012, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate New Media, New Senior and certain funds and may be required to consolidate other entities that we manage, and therefore document and test effective controls over financial reporting of any of the entities that we consolidate in accordance with Section 404. The consolidation of New Media and the consolidation of New Senior have each resulted in a change to our internal control over financial reporting which has materially affected our internal control over financial reporting. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth and development places significant demands on our administrative, operational and financial resources.

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, and in 2015, we transitioned the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we retain an economic interest in and provide infrastructure services for.

Our ability to continue to grow will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth. In order to grow, we will have to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	maintaining adequate accounting, financial, compliance, trading and other business controls;

•	implementing new or updated information, financial and disclosure systems and procedures; and

•	recruiting, training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of owners of senior living facilities and in 2014 we launched the affiliated manager platform. In addition, opportunities may arise to acquire other alternative or traditional asset managers.

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

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of December 31, 2014, the investment performance of certain hedge funds including our Fortress Macro Funds, Fortress Asia Macro Funds and Fortress Convex Asia Funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which would consist of substantially all our assets. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations,” and “— Covenants.”

In addition, our revolving credit facility matures in February 2016.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, as of December 31, 2014, we had a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of December 31, 2014, $72.3 million was available to be drawn; we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

The results of variable interest entities that we consolidate, which will be affected by their business and the industry in which they operate, will effect on our results of operations.

We may be required to consolidate certain variable interest entities that we manage though they are majority-owned by third parties. We consolidated New Media beginning February 2014 and New Senior beginning November 2014. Each of New Media's and New Senior’s income impacts our net income but does not have a material impact on our net income attributable to Class A shareholders, Class A earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media and New Senior are attributable to non-controlling interests. New Media's and New Senior's assets and liabilities are also recorded on our balance sheet, including $222.1 million of debt outstanding under New Media's credit facility as of December 31, 2014 and $1,259.4 million of New Senior's mortgage notes payable outstanding as of December 31, 2014. New Media is focused on investing in a diversified portfolio of local media assets and also has an online advertising and digital marketing business. New Senior is a real estate investment trust with a diversified portfolio of senior housing properties across the United States. Risks related to New Media's business and industry, including general economic conditions, the economies and demographics of the local communities it serves and their indebtedness, and risks related to New Senior’s business and industry, including its ability to operate as a standalone company, access to financing and quality property managers and tenants at its properties, may have a material adverse impact on each of their results, which in turn could impact our results, primarily net income.

In addition, as of December 31, 2014, we recorded $422.1 million in goodwill and intangible assets with indefinite lives in connection with the consolidation of New Media and New Senior. Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that impairment could exist, including potentially an economic downturn in their market, a change in the assessment of future operations or a decline in New Media's or New Senior's stock price. An annual impairment assessment is performed on each of New Media's and New Senior's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, an impairment charge calculated as the excess of the carrying value of goodwill over its impaired value is recorded. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data.

In addition, as public companies, New Media and New Senior are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. To the extent that any material weakness or significant deficiency exists in New Media's or New Senior’s internal control over financial reporting, it could result in a material weakness or significant deficiency in Fortress’s internal control over financial reporting, which may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our obligations under federal securities laws. See "Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act could have a material adverse effect on our business and stock price."

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $33.6 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $11.3 million, excluding $6.6 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds, private permanent capital vehicle and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $2.2 billion, $1.0 billion and $1.5 billion during the years ended December 31, 2014, 2013 and 2012 respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $0.2 billion, $0.2 billion and $0.2 billion during the periods ended December 31, 2014, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund, private permanent capital vehicle or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. During the year ended December 31, 2014, we returned $16.4 million to one of our private equity funds which is in the process of liquidation. If all of our existing private equity funds, private permanent capital vehicle and credit PE funds were liquidated at their NAV as of December 31, 2014, the cumulative clawback obligation to investors in these funds would be approximately $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Certain of our permanent capital vehicles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on portions of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and several years thereafter), Newcastle, New Residential or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle for an indeterminate period of time.

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $2.2 billion, $1.0 billion and $1.5 billion during the years ended December 31, 2014, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2013 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2013. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received $0.2 billion, $0.2 billion and $0.2 billion return of capital requests from fee-paying investors during the periods ended December 31, 2014, 2013 and 2012, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds, private permanent capital vehicle and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched the affiliated manager platform that involves taking a non-control economic interest in autonomous fund management businesses under a fee-for-services model for infrastructure services. In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business with Fortress as a non-control partner and provider of infrastructure services. The typical platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner and/or manager. Those investments will be subject to increased risk that the entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the entity may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social, regulatory and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the Euro. Instability of the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone and the potential effects of government intervention intended to address it could materially adversely affect our business.

Foreign investments and operations may also expose us to political, social, regulatory and economic uncertainties affecting a country or region, or to political hostility to investments by foreign or private equity investors. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

At any time and from time to time, each of our principals and a former senior employee (who is not a principal) has the right to exchange his Fortress Operating Group units for our Class A shares in a taxable transaction. These taxable exchanges, as well as our acquisitions of units from our principals, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that FIG Corp. and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2014, we had 455,417,290 outstanding Class A shares on a fully diluted basis, including 92,922,957 resulting from vested equity compensation granted pursuant to our equity incentive plan, 20,550,620 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures) and 1,045,134 restricted Class A shares granted to directors pursuant to our equity incentive plan. In addition, as of December 31, 2014, we had 67,075,137 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2015, 2014, and 2013, the number of shares reserved for issuance pursuant to this calculation increased by zero, 8,174,614, and zero shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of December 31, 2014, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of six Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Our principals (and a former senior employee) beneficially own all of our Class B shares. Class B shares represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties.

Our principal executive offices are located in leased office space at 1345 Avenue of the Americas, New York, New York. As of December 31, 2014, we lease our offices in New York, San Francisco, Philadelphia, London, Tokyo, Dallas, Frankfurt, Portland, Los Angeles, Plano, Tampa, Summit, Sydney, New Canaan, Atlanta, Luxembourg City, Singapore, Rome, Lake Oswego, Shanghai, Dubai, Hong Kong and Tel Aviv. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange (“NYSE”) under the symbol “FIG.” The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared (A)
2014
First Quarter	$9.16	$7.20	$7.40	$0.08
Second Quarter	$8.03	$6.58	$7.44	$0.26
Third Quarter	$7.75	$6.68	$6.88	$0.08
Fourth Quarter	$8.08	$5.58	$8.02	$0.38

2013
First Quarter	$6.99	$4.41	$6.40	$0.06
Second Quarter	$7.66	$5.61	$6.56	$0.06
Third Quarter	$8.19	$6.57	$7.94	$0.06
Fourth Quarter	$9.10	$7.26	$8.56	$0.08

(A)	Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

Our board of directors adopted a new dividend policy on July 30, 2014. On an annual basis, we expect to distribute substantially all of our after-tax distributable earnings from all sources, including net management fees, net incentive income and distributable earnings generated by balance sheet investment realizations (with potential for incremental distribution based on returns of capital from balance sheet realizations). These distributions will include quarterly base dividends in an amount generally equal to net management fees and potential quarterly special dividends, which would be primarily balance sheet related, with potential special dividends at year-end also taking into consideration net incentive income. Any dividend declared by us will be subject to our determination of cash necessary or appropriate to provide for the conduct of our business, including making investments in our business or funds and maintaining compliance with applicable laws and covenants associated with our debt instruments or other obligations.

We increased our base quarterly dividend to $0.08 per share, effective for the fourth quarter of 2013 and full year 2014. This supplemented the investment made in February 2014 to repurchase approximately 12% of our then outstanding dividend paying shares. In addition to the base quarterly dividend, a special dividend of $0.18 per share was declared for the second quarter of 2014. In February 2015, we declared a base quarterly cash dividend of $0.08 per share and a special cash dividend of $0.30 per share for the fourth quarter of 2014.

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

On February 18, 2015, the closing price for our Class A shares, as reported on the NYSE, was $7.82. As of February 18, 2015, there were approximately 27 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6. Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014 (A)	2013	2012	2011	2010
	(in thousands, except share data)
Operating Data
Revenues
Investment Manager
Management fees, incentive income, expense reimbursements and other revenues	$1,185,340	$1,264,983	$969,869	$858,628	$950,245
Investment Company - consolidated VIEs
Interest and dividend income	281	—	—	—	—
Non-Investment Manager - consolidated VIEs
Advertising, circulation, commercial printing and other	584,111	—	—	—	—
Rental revenue, resident fees and services	42,085	—	—	—	—
Total Revenue	1,811,817	1,264,983	969,869	858,628	950,245
Expenses
Investment Manager (B)	991,541	897,603	908,220	1,954,908	1,817,994
Investment Company - consolidated VIEs	1,011	—	—	—	—
Non-Investment Manager - consolidated VIEs	621,258	—	—	—	—
Total Expense	1,613,810	897,603	908,220	1,954,908	1,817,994
Other Income (Loss)
Investment Manager
Gains (losses)	(8,313)	53,933	48,921	(30,054)	2,997
Tax receivable agreement liability adjustment	(33,116)	(8,787)	(8,870)	3,098	22,036
Earnings (losses) from equity method investees	78,193	136,866	156,530	41,935	115,954
Investment Company - consolidated VIEs
Gains (Losses)	8,442	—	—	—	—
Total Other Income (Loss)	45,206	182,012	196,581	14,979	140,987
Income (loss) before income taxes	243,213	549,392	258,230	(1,081,301)	(726,762)
Income tax benefit (expense) - Investment Manager	(6,947)	(65,801)	(39,408)	(36,035)	(54,931)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIEs	(2,909)	—	—	—	—
Net Income (Loss)	$233,357	$483,591	$218,822	$(1,117,336)	$(781,693)
Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$138,960	$283,144	$140,538	$(685,821)	$(497,082)
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	(709)	—	—	—	—
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	9,737	—	—	—	—
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIEs	(14,593)	—	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	99,962	200,447	78,284	(431,515)	(284,611)
	$233,357	$483,591	$218,822	$(1,117,336)	$(781,693)
Dividends declared per Class A share	$0.50	$0.24	$0.20	$—	$—
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$0.47	$0.83	$0.29	$(2.34)	$(1.79)
Net income (loss) per Class A share, diluted	$0.43	$0.79	$0.27	$(2.36)	$(1.83)
Weighted average number of Class A shares outstanding, basic	210,303,241	236,246,296	214,399,422	186,662,670	164,446,404
Weighted average number of Class A shares outstanding, diluted	455,154,136	500,631,423	524,900,132	493,392,235	467,569,571
Continued on next page.

	As of December 31,
	2014 (A)	2013	2012	2011	2010
Balance Sheet Data
Assets
Investment Manager
Investments, including options	$1,156,277	$1,357,604	$1,249,761	$1,079,777	$1,012,883
Cash and cash equivalents	391,089	364,583	104,242	333,166	210,632
Investment Company - consolidated VIEs assets	91,659	—	—	—	—
Non-Investment Manager - consolidated VIEs
Cash and cash equivalents	350,086	—	—	—	—
Investments in senior housing real estate, net	1,799,848	—	—	—	—
Total assets	5,934,886	2,674,432	2,155,678	2,220,686	2,076,695
Liabilities and Equity
Investment Manager
Debt obligations payable	75,000	—	149,453	261,250	277,500
Deferred incentive income	304,526	247,556	231,846	238,658	198,363
Non-Investment Manager - consolidated VIEs
Mortgage notes payable (C)	1,259,430	—	—	—	—
Debt obligations payable (C)	222,052	—	—	—	—
Total liabilities	2,867,051	1,059,527	939,028	1,158,294	1,147,280
Shareholders' equity, including accumulated other comprehensive income (loss)	642,585	825,067	626,471	487,431	411,464
Principals' and others' interests in equity of consolidated subsidiaries	638,360	789,838	590,179	574,961	517,951
Non-controlling interests in equity of Investment Company - consolidated VIEs	85,001	—	—	—	—
Non-controlling interests in equity of Non-Investment Manager - consolidated VIEs	1,700,172	—	—	—	—
Total Equity	3,066,118	1,614,905	1,216,650	1,062,392	929,415

(A)
Investment Manager includes the asset management business and entities that Fortress determined qualify as VIEs and that it was the primary beneficiary and therefore consolidated (the "Investment Company").

Investment Company - consolidated VIEs includes a liquid hedge fund, private equity fund and a fund of the traditional asset management business as follows:

•
Statement of operations data includes a consolidated liquid hedge fund from June 1, 2014 to December 1, 2014. During December 2014, a reconsideration event occurred at the liquid hedge fund and Fortress was no longer required to consolidate the fund.

•	Statement of operations and balance sheet data includes a consolidated private equity fund for the year ended and as of December 31, 2014.

•	Statement of operations and balance sheet data includes a fund of the traditional asset management business from December 1, 2014 to December 31, 2014 and as of December 31, 2014.
Non-Investment Manager - consolidated VIEs includes New Media and New Senior as follows:

•
Statement of operations and balance sheet data include New Media for the period from February 14, 2014 to December 31, 2014 and as of December 31, 2014. On February 14, 2014, Newcastle completed the distribution of all of the common shares it held of New Media, a publisher of locally based print and online media in the United States, to its stockholders. We determined that New Media qualifies as a VIE and, upon completion of Newcastle's distribution of New Media's common shares, that Fortress is the primary beneficiary. Although New Media's operating results impact net income, they do not have a material impact on the net income (loss) attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity as substantially all of the operating results of New Media are attributable to non-controlling interests.

•
Statement of operations and balance sheet data include New Senior for the period from November 7, 2014 to December 31, 2014 and as of December 31, 2014. On November 7, 2014, Newcastle distributed the common shares of New Senior to its shareholders. We determined that New Senior qualifies as a VIE and upon completion of Newcastle's distribution of New Senior's common shares, that Fortress is the primary beneficiary. Although New Senior's operating results impact net income, they do not have a material impact on the net income (loss) attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity, as substantially all of New Senior's operating results are attributable to non-controlling interests.

(B)	Includes expenses related to non-cash compensation expense associated with the Principals Agreement for the years ended December 31, 2011 and 2010. The Principals Agreement expired in December 2011.

(C)
The debt obligations of New Media and New Senior are not cross collateralized with the debt obligations of Fortress and have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated financial statements and the related notes (referred to as “consolidated  financial statements” or “historical consolidated financial statements”) included in Item 8 in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $67.5 billion in AUM as of December 31, 2014. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,600 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds. We continue to invest capital in each of our alternative investment businesses.

The performance of our funds was mixed in 2014, with strong performances in some funds and weaker performance in others, and overall our segment operating results were flat in comparison with 2013. In addition, we have continued significant capital raising within our funds and we have improved our capital structure by repurchasing Class A shares at a discount to their market price. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of December 31, 2014, we managed the following businesses:

Private Equity — a business that manages approximately $13.9 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements, a private fund and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and the private fund invests in transportation and infrastructure assets. There were multiple realization events within our private equity funds for the year ended December 31,2014, primarily related to GAGFAH (the sale of which was completed in June 2014), FRID and FRIC (the final distribution of which were completed in November 2014 and December 2014, respectively).

Liquid Hedge Funds — a business that manages approximately $8.1 billion of AUM and includes $3.5 billion of AUM relating to Fortress Asia Macro Funds and related managed accounts which subsequent to December 31, 2014, transitioned to Graticule Asset Management on the affiliated manager platform. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy. Subsequent to December 31, 2014, this segment will include the results of the affiliated manager platform.

Credit Funds — a business that manages approximately $13.1 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $32.3 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. As of December 31, 2014, all of our traditional asset management AUM is related to fixed income investment strategies.

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

Publicly traded permanent capital vehicles are publicly traded entities which are externally managed by us. "Externally managed" means that their senior management is typically employed by us and that they rely on us for their decision making. In exchange, we receive management fees, incentive income and, when we assist these entities in raising equity capital, options to purchase their common stock. "Publicly traded" means that their equity, in the form of common stock, is typically traded on a major public stock exchange such as New York Stock Exchange. As a result, their equity investors (stockholders) may trade in and out of their positions, but Fortress continues to earn management fees and incentive income regardless of any turnover in ownership. These entities have indefinite lives and typically pay dividends or distributions to their stockholders only from earnings, while capital is reinvested.

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

•
We generally earn incentive income from publicly traded permanent capital vehicles based on a percentage of operating results in excess of specified returns to shareholders, calculated on a cumulative but not compounding basis. Inventive income is generally earned quarterly and once incentive is earned, it is not subject to clawback. However, if at a later date the total incentive income received by us in in excess of the cumulative amount calculated as of this later date, we would have to make up that difference in order to us to begin earning incentive income again.

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status				Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?		(Refer to Note 3 to our consolidated financial statements included in Item 8)
Yes	Yes	No	-	The amount of previously distributed incentive income.
			-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	-	The amount of previously distributed incentive income.
			-	The "intrinsic clawback," which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.
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

We disclose each of these performance measures, as applicable, for all of our funds in Note 3 to our consolidated financial statements included in Item 8.

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

Our liquidity is discussed below, under “— Liquidity and Capital Resources”. Our compensation expenses, including profit sharing and equity-based compensation, are discussed in Note 8 to our consolidated financial statements included in Item 8. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 11 to our consolidated financial statements included in Item 8.

Understanding Our Financial Statements
We divide our financial statements into two sections: (i) Investment Manager and (ii) Non-Investment Manager-consolidated VIEs. The Investment Manager section reflects our asset management business. The Non-Investment Manager section reflects the permanent capital vehicles that we are required to consolidate: New Media Investment Group Inc. (“New Media”) and New Senior Investment Group Inc. (“New Senior”).
We consolidate New Media and New Senior because we have determined that each qualifies as a variable interest entity (“VIE”) and that we are the primary beneficiary of each. As with all of our publicly traded permanent capital vehicles, we are a party to management agreements with New Media and New Senior pursuant to which we receive management fees, incentive income and options. As of December 31, 2014, we owned approximately 0.20% of New Media’s outstanding common stock and approximately 0.26% of New Senior’s outstanding common stock. For further information about the VIE rules, see “— Critical Accounting Policies-Consolidation.”
Each of New Media's and New Senior’s results impact our net income, but do not have a material impact on our net income attributable to Class A shareholders, Class A basic and diluted earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media and New Senior are attributable to non-controlling interests. Each of New Media’s and New Senior’s assets and liabilities are also recorded on our balance sheet. However, Fortress has no obligation to satisfy the liabilities of New Media or New Senior. Similarly, Fortress does not have the right to make use of New Media's or New Senior’s assets to satisfy its obligations. In addition, the debt obligations of New Media or New Senior are not cross collateralized with the debt obligations of Fortress. Neither New Media's nor New Senior’s debt obligations have an impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.
New Media
We began consolidating New Media in February 2014, upon the completion of the spin-off of New Media from Newcastle. New Media had no operations until November 2013, when it became the owner of GateHouse Media, LLC ("GateHouse" or the predecessor) and Local Media Group Holdings LLC, the parent of Local Media Group, Inc. (formerly known as Dow Jones Local Media Group, Inc.) ("Local Media"). New Media has a particular focus on owning, operating and acquiring local media assets in small to mid-size markets. They focus on two large business categories: consumers and small to medium size businesses (“SMBs”). Consumer revenue comes primarily from subscription income as consumers pay for local content, primarily in print and to a lesser extent online. SMB revenue comes from a variety of print and digital advertising products, digital service products offered through its Propel business, a digital marketing services business, and commercial printing services. Operating costs consist primarily of labor, newsprint, and delivery costs. Selling, general and administrative expenses consist primarily of labor costs.
Advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, first quarter, followed by third quarter, historically are the smallest quarters of the year in terms of revenue. Correspondingly, second and fourth fiscal quarters, historically, are the largest quarters. We expect that this seasonality will continue to affect advertising revenue in future periods.
New Media’s predecessor, GateHouse, has experienced on-going declines in print advertising revenue streams and increased volatility of operating performance, despite geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. New Media may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the Internet for consumers and businesses. New Media is making investments in its local content and its digital platforms, such as Propel, in order to drive growth in consumer revenue through subscriptions as well as capture revenues from the shift small to medium size businesses are making from traditional media to digital. Print advertising is now a smaller portion of New Media's total revenues and combined with the investments made in content and its digital platforms has led to a more stable revenue environment for New Media.

New Senior

We began consolidating New Senior in November 2014, upon the completion of the spin-off of New Senior from Newcastle. In addition to the management agreement with New Senior, Fortress also has property management agreements to manage certain senior living properties owned by New Senior for which it receives property management fees ranging from 6% to 7% of revenues (as defined in the agreements) and reimbursements of certain expenses, including the compensation expense of all on-site employees.

New Senior is a publicly traded real estate investment trust ("REIT") that invests in a diversified portfolio of senior housing properties across 27 states in the continental United States. New Senior's investment strategy is to target both smaller portfolios to enable New Senior to reduce competition from other active REIT buyers and large portfolios that it believes offers attractive risk-adjusted returns.

New Senior owns 100 senior housing properties as of December 31, 2014. New Senior leases 57 of these properties to two tenants under triple net lease agreements. In a triple net lease transaction, new Senior purchases property and leases it back to the seller or a third party and the lessee agrees to maintain the property at its own expense. The properties leased to the tenant under the triple net lease agreements consist of 52 dedicated independent living ("IL-only") properties, four continuing care retirement community ("CCRC") properties and one property with a combination of assisted living/memory care ("AL/MC"). New Senior also engages three property managers — Holiday Acquisitions Holdings LLC, a portfolio company that is majority owned by private equity funds, FHC Property Management LLC (together with its subsidiaries, ‘‘Blue Harbor’’), and Jerry Erwin Associates, Inc. — to manage 43 properties on a day-to-day basis (these properties are referred to herein as "Managed Properties"). New Senior's Managed Properties consist of four IL-only properties and 39 AL/MC properties.

New Senior intends to continue to acquire senior housing properties under triple net lease agreements and as Managed Properties. Its senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates could increase the cost of financing and negatively impact returns on its senior housing investments.

Balance Sheet

Our assets consist primarily of the following:

1)
Investments in our funds, recorded generally based on our share of the funds' underlying net asset value, which in turn is based on the estimated fair value of the funds' investments. In addition, we hold options in our publicly traded permanent capital vehicles.

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

5)	Assets of the Non-Investment Manager - consolidated VIEs.

6)	Assets of the consolidated investment companies (collectively, the "Investment Company"), which are consolidated VIEs.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility or other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

5)	Liabilities of the Non-Investment Manager - consolidated VIEs.

6)	Liabilities of the Investment Company, which are consolidated VIEs.

Management, in considering the liquidity and health of the Company, mainly focuses on the following aspects of the consolidated balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

3)	Revenues related to the Non-Investment Manager - consolidated VIEs.

4)	Interest and dividends related to the Investment Company, which are consolidated VIEs.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in Note 8 to our consolidated financial statements included in Item 8.)

3)	Other general and administrative expenses and interest expenses.

4)	Taxes

5)	Expenses related to the Non-Investment Manager - consolidated VIEs.

6)	Expenses relating to the Investment Company, which are consolidated VIEs.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. In the third quarter of 2014, we reorganized our segments. See "— Results of Operations — Segment Analysis" below.

The amounts not allocated to a segment consist primarily of interest expense incurred with respect to corporate borrowings, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and a former senior employee) and income tax expense.

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

In 2014, global markets were impacted by an overall challenging environment characterized by uncertainty and an absence of clear trends. While volatility remained generally low during most of the year, there was significant volatility in the fourth quarter of 2014. In October 2014, markets experienced a surprisingly sharp rise in volatility and the concomitant decline in asset prices followed by a sharp reversal in both. The initial moves were engendered by the unwinding of portfolios by certain large asset managers, a fundamental and surprisingly significant decline in the price of oil and further deflationary forces on global prices and global GDP largely emanating from a weaker outlook in Europe. The reversal was led by the opportunity of purchasing assets, particularly in the U.S., at lower prices after forced liquidations in the market from increased volatility. Lower oil prices continued through the fourth quarter and it appears that lower energy prices may be a trend unlikely to be reversed in the near-term. The downtrend in global energy markets has continued in 2015 and supply-demand dynamics suggest the lower prices could persist throughout much of 2015. U.S. equity markets had strong year in 2014, while international markets as a whole did not perform as well. In fixed income markets, investment-grade corporate bonds had a stronger year than high-yield bonds and bonds without credit risk performed especially well. Equity markets in the U.S. recorded strong returns for the fourth quarter, but most non-U.S. stock markets posted fourth-quarter losses in U.S. dollar terms due to the further weakening of non-U.S. currencies. More recently, the markets were shocked by the Swiss National Bank, which ended its currency floor with the Euro and cut its deposit rate further.

Markets focused on the path of U.S. monetary policy and low inflation as an indicator of the likely direction of global interest rates. In addition, the overall strength of the U.S. Dollar remains a key theme as economic activity and the expected path of monetary policy in the U.S. compared to the rest of the world is expected to continue to diverge in 2015. With low oil prices and gasoline prices at multi-year lows, business and consumer sentiment have scope to drive growth. It is currently anticipated that U.S. economic expansion will build positive momentum in 2015, buoyed by lower energy prices, low interest rates, relaxing borrowing standards in the housing market and steady progress in the labor market. Sustained labor market strength makes a compelling case for the Federal Reserve to lift interest rates from emergency levels for the first time in eight years, after ending quantitative easing in October. The uncertainty over when the Federal Reserve will begin increasing interest rates continues, with some expectation of an increase at their June 2015 meeting, depending on economic data. While energy and the U.S. Dollar may provide a transitory restraint on inflation, it is possible interest rates will increase even when inflation is low, provided the Federal Reserve is confident that inflation will increase over time.

In the Eurozone, the European Central Bank adopted a wide ranging package of easing measures in 2014. Throughout the last quarter of the year, the European Central Bank President appeared committed to fulfilling their mandate of price stability and continued to promote the case for an asset-purchase program, though the European Central Bank did not announce any further easing measures at its meeting in early November. But in January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. The European

Central Bank will purchase €60 billion of assets per month through September next year. Eurozone officials, including the European Central Bank, appear to be united in seeking a further sizable weakening in the Euro as one of the key means for strengthening GDP in the Eurozone. Given the asset-purchase program of significant size, the benefits of lower energy prices and the continued decline of the Euro, there is renewed confidence in Europe’s growth. However, a few days later in January 2015, Greece’s anti-austerity party won the Greek elections and will need to compromise in reaching an agreement to replace the EU assistance program, which will potentially create volatility and risks for Eurozone recovery. Although we believe sovereign risk generally decreased overall in the Eurozone throughout 2014, it may be increasing again depending on how the Greek situation evolves as well as the Ukraine conflict with Russia. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of December 31, 2014, there was not a material risk to the performance of the Company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the Bank of Japan implemented an easing policy at a substantial pace in 2014. The Bank of Japan and Governor Kuroda announced further monetary easing in October 2014, acting earlier and more aggressively than expected by expanding their open-ended quantitative and qualitative easing (QQE) program. The announcement may preempt downside risks of the low inflation outlook due to a somewhat slower economy after the consumption tax imposed in April 2014 and the near term impact of lower oil prices. The additional measures adopted by the Bank of Japan included increasing the annual pace of their asset-purchase program, increasing the amount and average maturity of Japanese government bond purchases, as well as adding a greater percentage of equity and real estate exchange traded funds to its purchases. During the fourth quarter, the Japanese Prime Minister called a snap election and was re-elected for an additional four years, delayed the second leg of the consumption tax increase by 18 months and called for a further short term supplementary fiscal stimulus.  The combination of the current monetary and fiscal policy, along with a weaker Yen and lower energy prices, constitutes a positive development for the Japanese economy and markets. At its meeting in April 2015, the Bank of Japan will update its economic forecasts, providing an opportunity for it to assess Japan's economic outlook and whether any additional monetary accommodation may be necessary. The Japanese equity markets experienced volatility in 2014 but finished the year up in local currency terms.

Emerging markets were mixed in 2014. In the fourth quarter, emerging markets did not experience volatility as developed markets did and this is likely to continue into 2015. Growth in the emerging markets is likely to be in those countries that benefit from lower commodity and energy prices like India, South Africa and Turkey. Countries like Brazil, Russia, Venezuela and parts of Southeast Asia may face deteriorating terms of trade that could put pressure on their fiscal positions and incite turbulence and economic hardship in their local markets. In Mexico, growth is likely to be lower than expected as oil sector inflows will take longer to materialize and their reformist President remains politically weak. Brazil may face another difficult 2015 with a combination of weak growth, high inflation and higher unemployment but, on the other hand, may also be on the cusp of improving given the new and very well-respected Finance Minister who is likely to implement much needed fiscal austerity. India may present interesting opportunities given the reforms being enacted by the Prime Minster and the Reserve Bank of India. Chinese growth is looking to be on the lower end of the range, coupled with low inflation. The People’s Bank of China recently cut its benchmark lending rates and it is anticipated that further easing will be announced as policy is focused on keeping growth at 7%.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased significantly during 2014 and the outlook for 2015 remains positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated strong returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008. As illustrated in “— Assets Under Management” below, we have been able to raise additional capital in our funds, including existing hedge funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments, or in which variable interest entities that we consolidate operate.

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth within some of our financial services investments. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. In addition, we believe there are significant investment opportunities in transportation and infrastructure investments in the energy industry, driven by growth in oil and gas production and the recent volatility of oil prices. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values. European markets have presented opportunities for distressed investments in country specific markets such as Italy.

We believe that unfolding developments in the U.S. residential housing market have generated significant investment opportunities. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that mortgage servicing rights, excess mortgage servicing rights and other servicing related investments continue to present an attractive investment opportunity. Nationstar Mortgage Holdings Inc. ("Nationstar") is a mortgage servicer, which is majority owned by our Fortress Funds, and New Residential Investment Corp. ("New Residential"), which is managed by Fortress, and the MSR Opportunities Funds have made significant investments in excess MSRs and other servicing related assets. The timing, size and potential returns of future investments in this sector may be less attractive than prior investments due to a number of factors, most of which are beyond our control. In addition to interest rates, such factors include, but are not limited to, recent increased competition for excess MSRs and other servicing assets, which we believe is causing a related increase in the price for these assets. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions.

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the year ended December 31, 2014 was slightly negative. Losses were primarily attributable to interest rate and credit positions and were partially offset by gains from foreign currency positions. Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

In addition, we consolidated New Media and New Senior, which exposes us to the industries in which they operate. The newspaper industry and New Media’s predecessor experienced declining same store revenue and profitability over the past several years. General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the industry in which New Media operates. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. The senior living industry is discussed above.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity (I)			Credit (I)
	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Total
2012
AUM January 1, 2012	$9,276	$3,190	$5,515	$5,976	$6,232	$13,524	$43,713
Capital raised (A)	—	450	993	247	1,058	—	2,748
Increase in invested capital	68	95	7	21	2,817	—	3,008
Redemptions (B)	—	—	(2,045)	(37)	—	—	(2,082)
RCA distributions (C)	—	—	—	(1,100)	—	—	(1,100)
Return of capital distributions (D)	(1,033)	(3)	(93)	(233)	(1,964)	—	(3,326)
Adjustment for capital reset (E) (J)	—		—	—	(331)	—	(331)
Crystallized incentive income (F)	—	—	(3)	(76)	—	—	(79)
Net client flows (traditional)	—	—	—	—	—	5,710	5,710
Income (loss) and foreign exchange (G)	2,199	29	686	867	(63)	1,451	5,169
AUM December 31, 2012	$10,510	$3,761	$5,060	$5,665	$7,749	$20,685	$53,430

2013
Capital raised (A)	—	1,398	2,546	505	—	—	4,449
Increase in invested capital	444	97	3	—	2,236	—	2,780
Redemptions (B)	—	—	(850)	(83)	—	—	(933)
RCA distributions (C)	—	—	—	(1,020)	—	—	(1,020)
Return of capital distributions (D)	(985)	(23)	(122)	(20)	(2,150)	—	(3,300)
Adjustment for capital reset (E) (J)	—	(1,492)	—	—	(6)	—	(1,498)
Crystallized incentive income (F)	—	—	(87)	(168)	—	—	(255)
Net client flows (traditional)	—	—	—	—	—	4,753	4,753
Income (loss) and foreign exchange (G)	1,892	(19)	848	977	(302)	(52)	3,344
AUM December 31, 2013	$11,861	$3,722	$7,398	$5,856	$7,527	$25,386	$61,750

2014
Capital raised (A)	—	483	2,817	561	122	—	3,983
Increase in invested capital	231	543	2	46	1,858	—	2,680
Redemptions (B)	—	—	(1,767)	(37)	—	—	(1,804)
RCA distributions (C)	—	—	—	(616)	—	—	(616)
Return of capital distributions (D)	(3,455)	(115)	(160)	(78)	(1,799)	—	(5,607)
Adjustment for capital reset (E) (J)	—	—	—	—	(614)	—	(614)
Crystallized incentive income (F)	—	—	(130)	(169)	—	—	(299)
Net client flows (traditional)	—	—	—	—	—	5,420	5,420
Income (loss) and foreign exchange (G)	729	(66)	(32)	610	(139)	1,536	2,638
AUM December 31, 2014 (H) (K)	$9,366	$4,567	$8,128	$6,173	$6,955	$32,342	$67,531

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end. Redemptions are further detailed below.

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

(H)
AUM is presented mainly in reference to Fortress's ability to generate management fees. Note 3 to our consolidated financial statements, included in Item 8, provides further information regarding incentive income, and Note 4 provides further information regarding Fortress's investments in the funds, including gains and losses thereon. The percentage of capital invested by Fortress across different funds varies.

(I)
As of December 31, 2014, the private equity funds, private permanent capital vehicle and credit funds had approximately $2.0 billion, $0.4 billion and $5.4 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.3 billion is only available for follow-on investments, management fees and other fund expenses.

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

(K)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule Asset Management under the affiliated manager platform. AUM at December 31, 2014 included $3.5 billion relating to the Fortress Asia Macro Funds and related managed accounts.

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

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2014 return of capital request notice date was October 3, 2014 for capital to be returned after December 31, 2014. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2010, 2011, 2012, 2013 and 2014 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, are shown in the table below:

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2014 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2014	$2,160,974	$1,245,031	$926,392		$220,185	$751	$219,434
2013	957,414	981,914	—		157,251	118,202	46,075
2012	1,482,907	1,483,319	—		248,402	252,294	37,872
Prior			—	(A)			358,087	(A)
			$926,392	(B)			$661,468	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $926.4 million to be paid primarily in the first quarter of 2015 which includes $387.7 million related to the Fortress Macro Funds, $318.2 million related to the Fortress Partners Funds and $189.3 million related to the Fortress Asia Macro Funds which transitioned to Graticule Asset Management under the affiliated manager platform in January 2015. For credit hedge funds, reflects $608.9 million in RCAs to be paid as the underlying investments are realized and $52.6 million to be paid primarily in the first quarter of 2015. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception to December 31,
Name of Fund	Date		2014	2013	2012	2014	2013	2012
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	$—	25.7%	25.7%	25.7%
Fund II	Jul-02	In Liquidation	—	—	—	35.5%	35.5%	35.6%
Fund III	Sep-04	Jan-15	765	1,099	1,288	4.8%	6.9%	5.8%
Fund III Coinvestment	Nov-04	Jan-15	41	90	118	1.5%	1.8%	1.1%
Fund IV	Mar-06	Jan-17	2,171	2,859	2,790	1.6%	3.1%	2.4%
Fund IV Coinvestment	Apr-06	Jan-17	361	460	485	(0.9)%	(0.7)%	(0.8)%
Fund V	May-07	Feb-18	3,998	4,069	2,891	6.2%	4.1%	(1.0)%
Fund V Coinvestment	Jul-07	Feb-18	408	515	603	(6.1)%	(7.2)%	(9.6)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	—	—	19.4%	19.4%	19.2%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	652	606	(0.3)%	(0.9)%	(3.2)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	164	153	(1.6)%	(3.7)%	(5.1)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	—	(100.0)%	(100.0)%	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	763	1,083	1,083	6.7%	6.8%	7.6%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	433	436	443	(0.1)%	(0.3)%	(1.6)%
MSR Opportunities Fund I A	Aug-12	Aug-22	216	255	—	16.6%	(C)	N/A
MSR Opportunities Fund I B	Aug-12	Aug-22	54	64	—	16.4%	(C)	N/A
MSR Opportunities Fund II A	Jul-13	Jul-23	45	36	N/A	(C)	(C)	N/A
MSR Opportunities Fund II B	Jul-13	Jul-23	1	—	N/A	(C)	(C)	N/A
MSR Opportunities MA I	Jul-13	Jul-23	10	8	N/A	(C)	(C)	N/A
Italian NPL Opportunities Fund	Dec-13	Sep-24	25	—	N/A	(C)	(C)	N/A
Fortress Equity Partners	Mar-14	Mar-24	75	N/A	N/A	(C)	N/A	N/A

Continued on next page.

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception
Name of Fund	Date		2014	2013	2012	to Date (D)	2014	2013	2012
Private Permanent Capital Vehicle
WWTAI	Jul-11	Jan-25	645	175	101	N/A	(C)	(C)	(C)

Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	768	1,795	1,729	N/A	10.7%	7.0%	10.1%
New Residential Investment Corp.	May-13	Permanent	1,367	1,196	N/A	N/A	11.9%	10.5%	N/A
Eurocastle Investment Limited	Oct-03	Permanent	488	556	1,931	N/A	6.9%	6.7%	—%
New Media Investment Group Inc.	Feb-14	Permanent	487	N/A	N/A	N/A	4.6%	N/A	N/A
New Senior Investment Group Inc.	Nov-14	Permanent	812	N/A	N/A	N/A	5.6%	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	229	284	357	8.0%	(2.2)%	13.7%	16.9%
Fortress Macro Funds	May-09	Redeemable	1,552	1,546	1,566	6.9%	(1.6)%	14.1%	17.8%
Fortress Macro MA1	Nov-11	Redeemable	287	359	177	8.9%	(3.1)%	14.7%	17.9%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	456	566	691	2.4%	(0.1)%	4.8%	8.0%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	457	669	706	2.7%	0.4%	6.7%	7.7%
Fortress Asia Macro Funds (I)	Mar-11	Redeemable	3,217	1,697	433	10.1%	(1.2)%	17.1%	21.2%
Fortress Convex Asia Funds	May-12	Redeemable	197	96	50	(4.9)%	(4.9)%	(3.3)%	(C)
Fortress Redwood Fund LTD	Aug-13	Redeemable	759	613	N/A	1.5%	(1.6)%	(C)	N/A
Fortress Centaurus Global Funds	Jun-14	Redeemable	33	N/A	N/A	(C)	(C)	N/A	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02	PE style redemption	4,335	3,898	3,793	11.6%	9.9%	18.4%	17.9%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02	PE style redemption	1,328	1,317	1,117	11.1%	5.8%	15.6%	16.6%
Worden Fund	Jan-10	PE style redemption	225	201	209	11.5%	6.5%	13.7%	17.6%
Worden Fund II	Aug-10	PE style redemption	37	31	40	9.7%	4.5%	12.4%	13.2%
Japan Income Fund	Dec-13	Redeemable	44	—	N/A	(B)	(B)	N/A	N/A
Value Recovery Funds and related assets	(F)	Non-redeemable	200	402	496	(F)	(F)	(F)	(F)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2014	2013	2012	2014	2013		2012
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	521	692	997	25.6%	25.8%		26.9%
Credit Opportunities Fund II	Jul-09	Jul-22	511	745	1,014	18.2%	18.3%		18.5%
Credit Opportunities Fund III	Sep-11	Mar-24	1,995	1,400	795	(C)	(C)		(C)
FCO Managed Accounts	Sep-08 to Oct-10	Apr-22 to Jun-24	1,106	1,172	1,027	18.8%	20.0%	(G)	23.1%	(G)
FCO Managed Accounts	Apr-12 to Jun-12	Mar-24 - Mar-27	714	457	514	(C)	(C)		(C)
Long Dated Value Fund I	Apr-05	Apr-30	163	185	186	5.3%	5.0%		4.3%
Long Dated Value Fund II	Nov-05	Nov-30	121	142	153	4.1%	3.7%		2.6%
Long Dated Value Fund III	Feb-07	Feb-32	74	87	128	7.2%	8.6%		8.0%
LDVF Patent Fund	Nov-07	Nov-27	3	3	16	11.4%	12.7%		9.7%
Real Assets Fund	Jun-07	Jun-17	66	77	88	7.4%	8.5%		9.3%
Japan Opportunity Fund	Jun-09	Jun-19	267	364	587	31.2%	22.2%		20.5%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	388	713	713	21.0%	(C)		(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	408	696	845	21.7%	(C)		(C)
Net Lease Fund I	Jan-10	Feb-20	—	33	80	22.1%	22.8%		(C)
Global Opportunities Fund	Sep-10	Sep-20	195	255	310	11.3%	(C)		(C)
Life Settlements Fund	Dec-10	Dec-22	88	261	210	(C)	(C)		(C)
Life Settlements Fund MA	Dec-10	Dec-22	8	23	19	(C)	(C)		(C)
Real Estate Opportunities Fund	May-11	Sep-24	157	187	47	15.5%	(C)		(C)
Real Estate Opportunities Fund II	May-14	May-27	122	N/A	N/A	(C)	N/A		N/A
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	41	29	13	12.5%	(C)		(C)
Subtotal - all funds			34,237	34,712	31,598
Managed accounts (I)			952	1,652	1,147
Total - Alternative Investments			35,189	36,364	32,745
Logan Circle			32,342	25,386	20,685
Total (H)			$67,531	$61,750	$53,430

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II has passed its contractual maturity date and is in the process of an orderly wind down. Our publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 77% of our alternative investment AUM as of December 31, 2014.

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
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. Eurocastle did not declare dividends during 2012.
For liquid and credit hedge funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments. No return is shown for Japan Income Fund, returns are not an accurate performance metric for this fund.

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

(H)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund and FICO (Intrawest) had no AUM as of December 31, 2014, 2013 and 2012, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

(I)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule Asset Management under the affiliated manager platform, in which Fortress will have a non-controlling interest.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

The results of operations of Fortress’s asset management business are disclosed in the table below under the Investment Manager caption, including the Investment Company. The results of operations of New Media and New Senior, consolidated VIEs, are disclosed in the table below under the Non-Investment Manager caption. See Notes 1 and 4 to our consolidated financial statements, included in Item 8, for information on consolidation of the Investment Company, New Media, New Senior and other VIEs.

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Revenues
Investment Manager
Management fees: affiliates	$527,922	$520,283	$456,090	$7,639	$64,193
Management fees: non-affiliates	68,948	62,795	45,617	6,153	17,178
Incentive income: affiliates	362,380	419,828	246,438	(57,448)	173,390
Incentive income: non-affiliates	1,734	44,383	26,162	(42,649)	18,221
Expense reimbursements: affiliates	205,045	206,452	186,592	(1,407)	19,860
Expense reimbursements: non-affiliates	13,429	7,209	4,580	6,220	2,629
Other revenues	5,882	4,033	4,390	1,849	(357)
Investment Company - consolidated VIEs
Interest and dividend income	281	—	—	281	—
	1,185,621	1,264,983	969,869	(79,362)	295,114
Non-Investment Manager - consolidated VIEs
Advertising	346,613	—	—	346,613	—
Circulation	173,436	—	—	173,436	—
Commercial printing and other	64,062	—	—	64,062	—
Rental revenue, resident fees and services	42,085	—	—	42,085	—
	626,196	—	—	626,196	—
Total Revenues	1,811,817	1,264,983	969,869	546,834	295,114

Expenses
Investment Manager
Compensation and benefits	796,102	741,761	750,359	54,341	(8,598)
General, administrative and other expense (including depreciation, amortization and impairment)	191,996	150,460	142,080	41,536	8,380
Interest expense	3,443	5,382	15,781	(1,939)	(10,399)
Investment Company - consolidated VIEs
Other	1,011	—	—	1,011	—
	992,552	897,603	908,220	94,949	(10,617)
Non-Investment Manager - consolidated VIEs
Operating costs	338,197	—	—	338,197	—
General, administrative and other expense (including depreciation and amortization)	250,296	—	—	250,296	—
Interest expense	23,718	—	—	23,718	—
Loss on extinguishment of debt	9,047	—	—	9,047	—
	621,258	—	—	621,258	—
Total Expenses	1,613,810	897,603	908,220	716,207	(10,617)

Continued on the next page.

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Other Income (Loss)
Investment Manager
Gains (losses)	(8,313)	53,933	48,921	(62,246)	5,012
Tax receivable agreement liability adjustment	(33,116)	(8,787)	(8,870)	(24,329)	83
Earnings (losses) from equity method investees	78,193	136,866	156,530	(58,673)	(19,664)
Investment Company - consolidated VIEs
Gains (losses)	8,442	—	—	8,442	—
Total Other Income (Loss)	45,206	182,012	196,581	(136,806)	(14,569)

Income (Loss) Before Income Taxes	243,213	549,392	258,230	(306,179)	291,162
Income tax benefit (expense) - Investment Manager	(6,947)	(65,801)	(39,408)	58,854	(26,393)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	(2,909)	—	—	(2,909)	—
Total Income Tax Benefit (Expense)	(9,856)	(65,801)	(39,408)	55,945	(26,393)
Net Income (Loss)	$233,357	$483,591	$218,822	$(250,234)	$264,769
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$138,960	$283,144	$140,538	$(144,184)	$142,606
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	(709)	—	—	(709)	—
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	9,737	—	—	9,737	—
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIEs	(14,593)	—	—	(14,593)	—
Net Income (Loss) Attributable to Class A Shareholders	99,962	200,447	78,284	(100,485)	122,163
	$233,357	$483,591	$218,822	$(250,234)	$264,769

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds;

•	changes in the size of our fund management and investment platform and our related compensation structure; and

•	consolidation of New Media and New Senior.

Each of these factors is described below, except for the consolidation of New Media and New Senior, which is described under "Understanding our Financial Statements.".

Subsequent to December 31, 2014, the Fortress Asia Macro Funds and related managed accounts and the management thereof transitioned to Graticule Asset Management as part of Fortress's affiliated manager platform. For the years ended December 31, 2014 and 2013, Investment Manager revenues include $58.0 million and $26.3 million of management fees, respectively, and $9.1 million and $45.5 million of incentive income, respectively, earned from the Fortress Asia Macro Funds and related managed accounts.

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

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity			Credit Hedge Funds
Year Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds		Credit PE Funds	Logan Circle	Total
December 31, 2014	$10,606	$4,090	$7,732	$6,044	$7,088	$28,910	$64,470
December 31, 2013	11,144	3,459	6,266	5,714	7,191	22,597	56,371
December 31, 2012	10,255	3,449	4,838	5,831	6,388	17,806	48,567

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

In July 2012, Fortress formed a senior living property management subsidiary, Blue Harbor, and has agreements to manage certain senior living properties, most of which are owned by New Senior.  For these services, Fortress receives management fees based on a percentage of revenues from the properties. Upon the spin-off of New Senior from Newcastle in November 2014, the management fees received from the properties owned by New Senior are eliminated in consolidation.

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

Employees

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 975 asset management employees as of December 31, 2012, to 1,074 asset management employees as of December 31, 2013, and then changed to 1,186 asset management employees as of December 31, 2014. Additionally, we had 1,674 employees as of December 31, 2014 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,250 such employees as of December 31, 2013.

Non-Investment Manager

New Media

As of December 31, 2014, New Media had approximately 6,133 employees, consisting of hourly and salaried employees. New Media employs union personnel at a number of their core publications representing approximately 923 employees. As of December 31, 2014, there were 30 collective bargaining agreements covering union personnel. Most of New Media's unionized employees work under collective bargaining agreements that expire in 2017.

New Senior

New Senior does not have any employees. The officers and the other individuals who execute New Senior’s business strategy are employees of Fortress or its affiliates. These individuals are not required to exclusively dedicate their services to New Senior and may provide services for other entities affiliated with Fortress.

Revenues

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Total revenues were $1,811.8 million for the year ended December 31, 2014, a net increase of $546.8 million, compared to $1,265.0 million for the year ended December 31, 2013. The increase in revenues was primarily attributable to an increase of $626.2 million from New Media and New Senior as a result of the consolidation of New Media and New Senior, offset by a decrease of $79.4 million in Investment Manager revenues.

The decrease in Investment Manager revenues of $79.4 million was primarily attributable to decreases of $57.4 million and $42.6 million in incentive income from affiliates and non-affiliates, respectively, and a decrease of $1.4 million in expense reimbursements from affiliates. These decreases were partially offset by (i) increases of $7.6 million and $6.2 million in management fees from affiliates and non-affiliates, respectively, (ii) an increase of $6.2 million in expense reimbursements from non-affiliates and (iii) an increase of $1.8 million in other revenues.

The decrease in incentive income from affiliates of $57.4 million was primarily attributable to (i) a net decrease of $91.6 million in incentive income earned from our liquid hedge funds primarily as a result of a decrease in crystallized incentive due to lower returns in the year ended December 31, 2014, as compared to the prior period, (ii) a decrease of $70.3 million in incentive income earned from our credit hedge funds primarily due to lower returns from non-redeeming capital accounts (or "non-RCA"), which represents accounts where investors have not provided withdrawal notices, decreased redeeming capital accounts ("RCA") and a decrease in crystallized distribution from incentive income from our Worden Funds and (iii) a decrease of $4.9 million of incentive income recognized in the prior period from the liquidation of Fund I in May 2013. These decreases were partially offset by (i) an increase of $69.6 million in incentive income from our credit PE funds, primarily due to an increase in deemed tax distributions, which are not subject to clawback and (ii) an increase of $40.6 million in crystallized incentive income recognized from the permanent capital vehicles, primarily related to New Residential.

The $42.6 million decrease in incentive income from non-affiliates was primarily related to a net decrease in crystallized incentive income of $43.0 million from our liquid hedge fund managed accounts due to lower returns, as compared with the prior period.

The increase in management fees from affiliates of $7.6 million was mainly due to (i) an increase of $43.2 million in management fees from our liquid hedge funds, credit hedge funds, and Logan Circle primarily as a result of increases in average fee paying AUM, based on a simple quarterly average, of $2.3 billion, (ii) an increase of $1.8 million of management fees from our private equity funds primarily as a result of an net increase in the market values of certain portfolio companies and (iii) a net increase of $1.0 million of management fees from our permanent capital vehicles of which approximately $12.8 million was primarily due to an increase in average AUM and properties managed offset by a decrease of $7.0 million in Newcastle management fees due to the distribution of common shares of New Residential, New Media and New Senior (of which New Media and New Senior are eliminated in consolidation) and a $4.9 million decrease in Eurocastle management fees primarily due to a decrease in average AUM as a result of their restructuring process and amended management agreement in April 2013. This increase was partially offset by a decrease of $39.2 million in management fees resulting from publicly traded permanent capital vehicle options granted to Fortress during the year ended December 31, 2014 as compared to the prior period.

The increase in management fees from non-affiliates of $6.2 million was primarily related to an $10.7 million increase in management fees from non-affiliates from Logan Circle due to an increase in average fee paying AUM, based on a simple quarterly average, of $5.8 billion, partially offset by net decreases of $3.5 million and $0.9 million in management fees from non-affiliates from our liquid hedge fund managed accounts and permanent capital vehicles, respectively.

The decrease in expense reimbursements from affiliates of $1.4 million was primarily related to the elimination of $8.0 million of expense reimbursements related to the consolidation of the Non-Investment Manager (primarily New Senior), partially offset by an increase of $6.6 million related to an increase in operating expenses eligible for reimbursement from the funds.

The increase in expense reimbursements from non-affiliates of $6.2 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

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

The increase in management fees from affiliates of $64.2 million was primarily due to increases in average management fee paying AUM, based on a simple quarterly average, in our private equity funds and liquid hedge funds, of $0.9 billion and $0.8 billion, respectively, and an increase of $21.0 million in management fees resulting from Newcastle and Eurocastle options granted to Fortress during the year ended December 31, 2013 as compared to the prior period.

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

Expenses

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Expenses were $1,613.8 million for the year ended December 31, 2014, a net increase of $716.2 million, compared to $897.6 million for the year ended December 31, 2013. The increase was primarily attributable to $621.3 million of expenses as a result of the consolidation of New Media and New Senior and an increase of $95.0 million in Investment Manager expenses. The increase in Investment Manager expenses was primarily due to (i) an increase in compensation and benefits of $54.4 million, (ii) an increase in general, administrative and other expenses (including depreciation and amortization) of $41.5 million and (iii) an increase in Investment Company expenses of $1.0 million. These increases were partially offset by a decrease in interest expense of $1.9 million.

Total compensation and benefits increased primarily due to (i) a $71.5 million increase in profit sharing expenses related to our credit PE funds and permanent capital vehicles as a result of changes due to realization events and the amount of profit sharing interests held by employees in the respective periods, and (iii) a $29.5 million increase in other payroll, taxes and benefits as a result of an increase in headcount, (ii) a $19.4 million increase in discretionary bonus accruals. These increases were, partially offset by a $65.0 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, private equity funds and Principal Performance Payments, as a result of changes in the performance of relevant funds.
The increase in general, administrative and other expenses was primarily due to (i) an increase of $18.4 million in general and other expenses primarily related to increased market data expenses, information technology expenses and general office expenses, (ii) an increase of $17.0 million in professional fees for consultants and other service providers and (iii) an increase of $6.1 million in depreciation and amortization expenses primarily related to technology related assets acquired in 2014.

The decrease in interest expense of $1.9 million primarily relates to a decrease in the average outstanding Investment Manager debt balance and average interest rate for the year ended December 31, 2014, as compared to the prior period.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2014 of $53.2 million with a weighted average recognition period of 2.2 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity, private permanent capital vehicle and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 8 to our consolidated financial statements included in
Item 8. We note the following with respect to profit-sharing expense:

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

Other Income (Loss)

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Other Income (Loss) was $45.2 million for the year ended December 31, 2014, a net decrease of $136.8 million, compared to $182.0 million for the year ended December 31, 2013. This decrease is primarily related to (i) decreases of $26.8 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the year ended December 31, 2014 as compared to an increase of $46.4 million in the prior comparative period, resulting in a net decrease of $73.2 million, (ii) a net decrease of $58.7 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds for the year ended December 31, 2014 relative to the prior comparative period, (iii) an increase of $24.3 million in the tax receivable agreement liability expense, (iv) an increase of $5.8 million in losses associated with our holdings of digital currency for the year ended December 31, 2014 as compared to the prior period and (v) a $1.6 million decrease relating to our trading securities. These decreases were partially offset by (i) an increase of $18.3 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, for the year ended December 31, 2014 as compared to the prior period and (ii) $8.4 million increase from the consolidated Investment Company.

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

For the years ended December 31, 2014, 2013 and 2012 Fortress recognized income tax expense (benefit) of $6.9 million, $65.8 million and $39.4 million respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes, (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at varying stock prices.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

	Comparative Years
	2014 vs. 2013	2013 vs. 2012
Change in pre-tax income applicable to Class A Shareholders (A)	$(56,265)	$52,021
Change in foreign and state income taxes	(21,762)	8,046
Change in mix of business (B)	16,893	(5,240)
Change in deferred tax asset-impact of equity compensation vesting and other adjustments (C)	(7,292)	(3,659)
Change in deferred tax asset valuation allowance and related adjustments (D)	(2,353)	(21,186)
Tax receivable agreement liability adjustment (E)	8,515	(29)
Other	3,410	(3,560)
Total change	$(58,854)	$26,393

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
For the year ended December 31, 2014, a greater proportion of our total income was subject to corporate tax, as compared to the year ended December 31, 2013. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

(C)
For 2014, this includes the write-off of deferred tax assets relating to public offering basis difference. For 2013 and 2012, write off of deferred tax assets relates to the tax shortfall created by the vesting of RSUs and RPUs. This factor changes based on the amount of equity-based compensation delivered in a given year and the stock price on the date of delivery. To the extent the actual tax benefit is greater than previously estimated, excess tax benefits are credited to stockholders' equity.

(D)
Primarily attributable to the valuation allowance related to certain deferred tax assets associated with funds in the process of liquidation, and by the change in the portion of the valuation allowance related to the deferred tax asset that is expected to be realized in connection with future capital gains.

(E)
Relates to the tax receivable agreement (discussed in Note 6 to our consolidated financial statements included in Item 8) which is not tax deductible and represents a significant permanent tax/GAAP difference.

For the period from February 14, 2014 to December 31, 2014, New Media recognized an income tax expense of $2.7 million.

For the period from November 7, 2014 to December 31, 2014, New Senior recognized an income tax expense of $0.2 million.

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $283.1 million to $139.0 million, a decrease of $(144.2) million, primarily attributable to (i) a decrease of $144.9 million resulting from a $282.4 million decrease in Fortress Operating Group consolidated net income during the year ended December 31, 2014 as compared to the year ended December 31, 2013, (ii) a decrease of $1.5 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group offset by (iii) an increase of $2.2 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $140.5 million to $283.1 million, an increase of $142.6 million, primarily attributable to (i) an increase of $155.9 million resulting from a $291.0 million increase in Fortress Operating Group consolidated net income during the year ended December 31, 2013 as compared to the year ended December 31, 2012, (ii) a decrease of $1.1 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group partially offset by (iii) a decrease of $12.2 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards.

Redeemable Non-controlling Interests in Income (Loss)

Beginning June 1, 2014, Redeemable Non-controlling Interests in Income (Loss) of Investment Company were recognized by us as a result of the consolidation of the Investment Company, representing the share of the Investment Company income (loss) attributable to the equity interests in the Investment Company, which are redeemable by an investor and not owned by Fortress.

Non-controlling Interests in Income (Loss) of Investment Company

Represents the non-redeemable non-controlling Interests in Income (Loss) of the Investment Company for the year ended December 31, 2014.

Non-controlling Interests in Income (Loss) of Non-Investment Manager

Non-controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media and New Senior, representing the equity interest not owned by Fortress for the period from February 14, 2014 to December 31, 2014 and November 7, 2014 to December 31, 2014 in New Media and New Senior, respectively.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. Because of such differences in our segments' strategies and investor terms, each segment requires different types of management focus, and those segments are managed separately.

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

Management assesses our segments on a Fortress Operating Group (with the Non-Investment Manager and Investment Company on an unconsolidated basis) and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and a former senior employee), non-controlling interest in the consolidated Non-Investment Manager business and Investment Company business and income tax expense.

Distributable earnings is described in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data — Segment Reporting,” which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

“Distributable earnings” attributable to the Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i)                  a.            for Fortress Funds which are private equity funds, a private permanent capital vehicle and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s CODM (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.         for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the receipt of cash or proceeds from the sale of shares received pursuant to the exercise of options in the publicly traded permanent capital vehicles, in excess of their strike price,

d.
adding the incentive income earned by Fortress in connection with New Media, New Senior and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media, New Senior and the Investment Company,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests that cannot be readily transferred or redeemed:

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

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income and expense reimbursement earned by Fortress in connection with New Media, New Senior and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media, New Senior and the Investment Company,

Expenses

(v)	adding or subtracting, as necessary, the employee profit portion of the incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense, and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units,

(ix)	subtracting the income (or adding the loss) of the Non-Investment Manager and Investment Company allocable to the Class A shareholders, and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 6 to our consolidated financial statements included in Item 8).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$136,110	$134,176	$118,990	$1,934	$15,186
Incentive Income	2,854	13,211	10,993	(10,357)	2,218
Segment revenues - total	$138,964	$147,387	$129,983	$(8,423)	$17,404
Pre-tax distributable earnings	$183,078	$109,089	$88,962	$73,989	$20,127

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings increased by $74.0 million primarily due to:

Revenues

Management fees were $136.1 million for the year ended December 31, 2014, a net increase of $1.9 million, compared to $134.2 million for the year ended December 31, 2013. Management fees increased by $1.9 million due to (i) a net increase of $9.6 million in management fees primarily from Fund IV, Fund IV Co and Fund V as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in the prior period, which impacted the computation of fees for the year ended December 31, 2014 as compared to the prior period and (ii) an increase of $1.2 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013. These increases were partially offset by a decrease of (i) $4.3 million in management fees related to Fund III, Fund III Co and Fund V Co primarily as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital and (ii) a decrease of $4.7 million related to FRIC and FRID which both substantially liquidated their respective investments during the second quarter of 2014.

Incentive income was $2.9 million for the year ended December 31, 2014, a net decrease of $10.4 million, compared to $13.2 million of incentive income recognized for the year ended December 31, 2013. Incentive income decreased by $10.4 million primarily as a result of (i) a decrease of $4.9 million in the amount of incentive income earned from realization events that occurred as a result of the liquidation of Fund I during the year ended December 31, 2013 and (ii) a decrease of $5.4 million primarily due to a decrease of clawback reserve reversal related to Fund II during the year ended December 31, 2014 as compared to the prior period.

Expenses

Expenses were $50.9 million for the year ended December 31, 2014, a net decrease of $0.9 million, compared to $51.8 million for the year ended December 31, 2013.  The net decrease of $0.9 million in expenses was primarily attributable to decrease of $4.8 million in profit sharing compensation expense associated with the decrease in incentive income described above for the year ended December 31, 2014 as compared to the prior period. This decrease was partially offset by a (i) a net increase of $2.9 million in general and administrative and corporate allocable expenses and (ii) an increase of $0.9 million in compensation and benefits expense due to an increase in average headcount.

Net Investment Income

Net investment income was $95.0 million for the year ended December 31, 2014, a net increase of $81.5 million, compared to $13.5 million for the year ended December 31, 2013. Net investment income increased by $81.5 million primarily due to (i) an increase of $47.6 million in distributions from realization events primarily from FRIC, FRID and the Mortgage Opportunities Funds I and II and (ii) an increase of $34.7 million in gain related to the sale of our GAGFAH common stock for the year ended December 31, 2014 as compared to the prior period. These increases were partially offset by a $1.0 million increase in realized losses on foreign currency hedges related to the Euro.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable earnings increased by $20.1 million primarily due to:
Revenues

Management fees were $134.2 million for the year ended December 31, 2013, a net increase of $15.2 million, compared to $119.0 million for the year ended December 31, 2012. Management fees increased by $15.2 million due to (i) a net increase of $9.8 million in management fees primarily from Fund IV, Fund V, and FRID primarily as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the year ended December 31, 2013, (ii) an increase of $3.5 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013 (MSR Opportunities Fund I) and September 2013 (MSR Opportunities Fund II), and (iii) an increase of $1.9 million in management fees from other funds.
Incentive income was $13.2 million for the year ended December 31, 2013, a net increase of $2.2 million, compared to $11.0 million of incentive income recognized for the year ended December 31, 2012. Incentive income increased by $2.2 million due to a $2.2 million increase in the amount of incentive income earned from realization events that occurred in Fund I for the year ended December 31, 2013 as compared to the prior period.

Expenses

Expenses were $51.8 million for the year ended December 31, 2013, a net increase of $9.8 million, compared to $42.0 million for the year ended December 31, 2012. The net increase of $9.8 million in expenses was primarily attributable to a net increase of $8.8 million in compensation and benefits expense due to increased headcount, as well as a net increase of $0.8 million in profit sharing compensation expense (primarily related to the Fund I realization events mentioned above).
Net Investment Income
Net investment income was $13.5 million for the year ended December 31, 2013, a net increase of $12.5 million, compared to $1.0 million for the year ended December 31, 2012. Net investment income increased by $12.5 million primarily due to (i) a $11.3 million increase in realized gains on investments due to a partial sale of our GAGFAH common stock and (ii) a $1.6 million increase in distributions from realization events in our private equity funds. These increases were partially offset by a $0.4 million increase in realized losses in foreign currency hedges.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$69,360	$61,200	$56,757	$8,160	$4,443
Incentive Income	65,448	18,101	242	47,347	17,859
Segment revenues - total	$134,808	$79,301	$56,999	$55,507	$22,302
Pre-tax distributable earnings	$40,976	$31,319	$27,310	$9,657	$4,009

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings increased by $9.7 million primarily due to:

Revenues

Management fees were $69.4 million for the year ended December 31, 2014, a net increase of $8.2 million, compared to $61.2 million for the year ended December 31, 2013. Management fees increased by $8.2 million primarily as a result of (i) a $8.4 million increase in management fees primarily due to an increase in average AUM for New Residential which was spun off by Newcastle in May 2013, (ii) a $5.6 million increase in management fees due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised by New Media during the third quarter of 2014, (iii) an increase of $3.2 million in management fees primarily due to an increase in WWTAI average AUM as a result of net capital inflows, (iv) a $1.6 million increase in management fees generated by Blue Harbor due to an increase in properties managed compared to prior period and (v) an increase of $1.9 million in fees due to a new management agreement with New Senior which was spun off by Newcastle in November 2014. These increases were partially offset by (i) a $7.0 million decrease in Newcastle management fees primarily due to the distribution of common shares of New Residential, New Media and New Senior as described above resulting in a decrease in average AUM, and (ii) a $5.5 million decrease in Eurocastle management fees primarily due to a decrease in average AUM as a result of their restructuring process and amended management agreement in April 2013.

Incentive income was $65.4 million for the year ended December 31, 2014, an increase of $47.3 million, compared to $18.1 million of incentive income recognized for the year ended December 31, 2013. Incentive income increased by $47.3 million primarily as a result of (i) an increase of $40.6 million of incentive income related to New Residential for the year ended December 31, 2014 as compared to the prior period and (ii) an increase of $6.8 million due to the exercise of a portion of our publicly traded permanent capital vehicle options.

Expenses

Expenses were $95.8 million for the year ended December 31, 2014, a net increase of $46.3 million, compared to $49.5 million for the year ended December 31, 2013. The increase of $46.3 million in expenses was primarily attributable to (i) a $18.0 million increase in compensation and benefits expense primarily due to an increase in average headcount assigned to the permanent capital vehicles segment, (ii) a net increase of $8.3 million in general and administrative and corporate allocable expenses, (iii) an increase of $16.8 million in profit sharing expense related to the net operating results of certain permanent capital vehicles including the recognition of the incentive income discussed above (which includes a $6.8 million increase related to the exercise of a portion of our publicly traded permanent capital vehicle options allocated to employees) and (iv) an increase of $3.2 million in accruals for Principal Performance Payments as compared to the prior period.

Net Investment Income

Net investment income was $2.0 million for the year ended December 31, 2014, a net increase of $0.5 million, compared to $1.5 million for the year ended December 31, 2013. Net investment income increased by $0.5 million primarily due to (i) an increase of $0.2 million in dividend income primarily from our direct investments in New Residential, Eurocastle, New Media and New Senior common stock and (ii) an increase of $0.4 million in other investment income. These increases were offset by a decrease of $0.1 million in distribution of earnings from WWTAI.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable earnings increased by $4.0 million primarily due to:

Revenues

Management fees were $61.2 million for the year ended December 31, 2013, a net increase of $4.4 million, compared to $56.8 million for the year ended December 31, 2012. Management fees increased by $4.4 million primarily as a result of (i) a $15.6 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first quarter of 2013, prior to the distribution of New Residential common shares, and the second and fourth quarters of 2013, (ii) a $2.7 million increase due to fees generated by our senior living property management business which launched in July 2012 and (iii) an increase of $1.7 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows. These increases were partially offset by a $15.6 million decrease in Eurocastle management fees due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013.

Incentive income was $18.1 million for the year ended December 31, 2013, a net increase of $17.9 million, compared to $0.2 million of incentive income recognized for the year ended December 31, 2012. Incentive income increased by $17.9 million primarily as a result of (i) the recognition of incentive income of $15.7 million for the year ended December 31, 2013, and (ii) an increase of $1.7 million in the exercise of our permanent capital vehicle options allocated to employees which resulted in an increase in incentive income for the year ended December 31, 2013 as compared to the prior period and (ii) a $0.5 million increase in the amount of incentive income earned from realization events that occurred in WWTAI for the year ended December 31, 2013 as compared to the prior period.

Expenses

Expenses were $49.5 million for the year ended December 31, 2013, a net increase of $18.7 million, compared to $30.8 million for the year ended December 31, 2012. The increase of $18.7 million in expenses was primarily attributable to (i) a $10.8 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential, WWTAI and the senior living property management business, partially offset by decreased headcount in Eurocastle, (ii) an increase of $4.2 million in profit sharing compensation expense related to the exercise of certain permanent capital vehicle options allocated to employees and the recognition of incentive income mentioned above, (iii) a net increase of $2.4 million in general and administrative and allocable expenses, and (iv) an increase of $1.2 million in accruals for Principal Performance Payments as compared to the prior period.

Net Investment Income

Net investment income was $1.5 million for the year ended December 31, 2013, a net increase of $0.4 million, compared to $1.1 million for the year ended December 31, 2012. Net investment income increased by $0.4 million mainly due to (i) a $0.3 million increase in dividend income from our direct investments in Newcastle and New Residential common stock, and (ii) a $0.1 million increase in distributions from a realization event in our private permanent capital vehicle.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$137,908	$110,622	$77,531	$27,286	$33,091
Incentive Income	16,067	150,700	67,645	(134,633)	83,055
Segment revenues - total	$153,975	$261,322	$145,176	$(107,347)	$116,146
Pre-tax distributable earnings	$22,371	$116,488	$48,533	$(94,117)	$67,955

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings decreased by $94.1 million primarily due to:

Revenues

Management fees were $137.9 million for the year ended December 31, 2014, a net increase of $27.3 million, compared to $110.6 million for the year ended December 31, 2013. Management fees increased by $27.3 million primarily due to (i) a $31.7 million increase in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of an increase in net capital inflows and (ii) a $5.5 million increase in management fees related to Fortress Redwood Fund (which launched in August 2013). These increases were partially offset by a $9.9 million net decrease in management fees from certain of our other liquid hedge funds and managed accounts primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $16.1 million for the year ended December 31, 2014, a net decrease of $134.6 million, compared to $150.7 million for the year ended December 31, 2013. Incentive income decreased by $134.6 million primarily due to decreases of $86.2 million, $36.4 million, $8.5 million, $2.8 million, and $2.2 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro MA I Fund, Fortress Redwood Fund and Drawbridge Global Macro Funds respectively, due to lower returns during the year ended December 31, 2014 as compared to the prior period. These decreases were partially offset by a $1.4 million increase in incentive income from Fortress Partners Fund for the twelve months ended December 31, 2014 as compared to the prior period.

Expenses

Expenses were $130.1 million for the year ended December 31, 2014, a net decrease of $18.3 million, compared to $148.4 million for the year ended December 31, 2013. The decrease of $18.3 million in expenses was primarily attributable to (i) a decrease of $22.5 million in profit sharing compensation expense related to the recognition of incentive income discussed above and (ii) a decrease of $11.0 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $10.1 million in compensation and benefits expense primarily due to an increase in average headcount and by a net increase of $5.1 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income (loss) was $(1.5) million for the year ended December 31, 2014, a change of $5.1 million, compared to net investment income of $3.6 million for the year ended December 31, 2013. Net investment income changed by $5.1 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency, (ii) an increase of $1.3 million in losses attributable to investments in our liquid hedge funds and (iii) an increase of $1.7 million in recorded impairments with respect to our special investments in our liquid hedge funds as compared to the prior period. These increases in losses were partially offset by an increase of $3.7 million in distribution of earnings from realization events in special investments in liquid hedge funds for the year ended December 31, 2014 as compared to the prior period.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable earnings increased by $68.0 million primarily due to:

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

Net Investment Income

Net investment income was $3.6 million for the year ended December 31, 2013, a net increase of $0.3 million, compared to $3.3 million for the year ended December 31, 2012. Net investment income increased by $0.3 million mainly due to (i) a $3.2 million increase in distributions from realization events in special investments in our liquid hedge funds, and (ii) a $0.3 million decrease in recorded impairments with respect to our special investments in our liquid hedge funds for the year ended December 31, 2013 as compared to the prior period. These increases were partially offset by a $3.2 million decrease in earnings attributable to investments in our liquid hedge funds.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$113,825	$101,890	$101,194	$11,935	$696
Incentive Income	121,768	190,846	130,305	(69,078)	60,541
Segment revenues - total	$235,593	$292,736	$231,499	$(57,143)	$61,237
Pre-tax distributable earnings	$85,988	$127,450	$97,525	$(41,462)	$29,925

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings decreased by $41.5 million primarily due to:

Revenues

Management fees were $113.8 million for the year ended December 31, 2014, a net increase of $11.9 million, compared to $101.9 million for the year ended December 31, 2013. Management fee increased by $11.9 million primarily due to an increase of $11.4 million in management fees from the Drawbridge Special Opportunities Funds as a result of an increase in AUM.

Incentive income, which is determined on a fund-by-fund basis, was $121.8 million for year ended December 31, 2014, a net decrease of $69.1 million, compared to $190.8 million for the year ended December 31, 2013. Incentive income decreased by $69.1 million primarily due to (i) a decrease of $64.3 million in incentive income generated by the Drawbridge Special Opportunities Funds due to relatively lower returns and a decrease in crystallizations due to lower RCA distributions in 2014 and (ii) a decrease of $6.0 million in incentive income generated by the Worden Funds mainly due to lower returns for the year ended December 31, 2014 as compared to the prior period. These decreases were partially offset by a $1.2 million increase in incentive income from other investments for the year ended December 31, 2014 as compared to the prior period.

Expenses

Expenses were $148.3 million for the year ended December 31, 2014, a net decrease of $23.5 million, compared to $171.9 million for the year ended December 31, 2013. The decrease of $23.5 million in expenses was primarily attributable to (i) a decrease of $31.6 million in profit sharing compensation expense related to the decrease of incentive income discussed above and (ii) a net decrease of $4.4 million in general and administrative expenses and corporate allocable expenses for the year ended December 31, 2014 as compared to the prior period. These decreases were partially offset by (i) a $11.9 million increase in compensation and benefits expense and (ii) an increase of $0.6 million in accruals for Principal Performance Payments for the year ended December 31, 2014 as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(1.3) million for the year ended December 31, 2014, a change of $7.8 million, compared to net investment income of $6.6 million for the year ended December 31, 2013. Net investment income changed by $7.8 million primarily due to (i) a $5.8 million impairment on Fortress’s holdings of digital currency, (ii) a decrease of $2.0 million in earnings from our investments in our credit hedge funds and (iii) a decrease of $0.2 million in dividend income from a private investment for year ended December 31, 2013.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable earnings increased by $29.9 million primarily due to:

Revenues

Management fees were $101.9 million for the year ended December 31, 2013, a net increase of $0.7 million, compared to $101.2 million for the year ended December 31, 2012. Management fees increased by $0.7 million primarily due to (i) a $1.2 million increase in management fees from the Drawbridge Special Opportunities Funds as a result of an increase in average fee paying capital and (ii) a $0.2 million increase in management fees from the Worden Funds as a result of an increase in average fee paying capital. These increases were partially offset by (i) a decrease of $0.5 million in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012 and (ii) a decrease of $0.2 million in management fees from the Drawbridge Special Opportunities Managed Accounts.

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

Net Investment Income

Net investment income was $6.6 million for the year ended December 31, 2013, a net increase of $1.6 million, compared to $5.0 million for the year ended December 31, 2012. Net investment income increased by $1.6 million mainly due to (i) a $1.5 million increase in earnings attributable to our investments in our credit hedge funds for the year ended December 31, 2013 as compared to the prior period, and (ii) a $0.2 million increase in dividend income from a private investment for the year ended December 31, 2013.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$96,715	$95,925	$98,393	$790	$(2,468)
Incentive Income	254,461	120,137	68,568	134,324	51,569
Segment revenues - total	$351,176	$216,062	$166,961	$135,114	$49,101
Pre-tax distributable earnings	$121,669	$63,766	$38,394	$57,903	$25,372

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings increased by $57.9 million primarily due to:

Revenues

Management fees were $96.7 million for the year ended December 31, 2014, a net increase of $0.8 million, compared to $95.9 million for the year ended December 31, 2013. Management fees increased by $0.8 million primarily due to an increase of $14.2 million related to Credit Opportunities Fund III and its managed accounts and Real Estate Opportunities Funds attributable to net capital raised after the third quarter of 2013. This increase in management fees was partially offset by decreases of $3.8 million, $4.1 million, $2.0 million, $1.1 million, $0.9 million, $0.7 million and $0.6 million in management fees related to Credit Opportunities Fund and its managed account, Credit Opportunities Fund II and its managed accounts, Japan Opportunity Funds I and II, Life Settlement Fund and its managed account, Net Lease Fund, Long Dated Value Funds and Global Opportunities Fund, respectively, primarily due to net capital distributions made after the third quarter of 2013.

Incentive income was $254.5 million for the year ended December 31, 2014, a net increase of $134.3 million, compared to $120.1 million for the year ended December 31, 2013. Incentive income increased by $134.3 million primarily due to (i) an increase of $66.1 million in incentive income generated by the Japan Opportunity Funds I and II during the year ended December 31, 2014 as compared to the prior period, (ii) a net increase of $65.4 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of an increase in distributions generated by realization events, (iii) a net increase of $2.0 million in incentive income generated primarily by Net Lease Fund and (iv) an increase of $2.0 million in incentive income generated by the Real Estate Opportunities Funds. These increases were partially offset by a decrease of $1.6 million in incentive income generated by the Real Assets Fund.

Expenses

Expenses were $242.4 million for the year ended December 31, 2014, a net increase of $82.5 million, compared to $159.9 million for the year ended December 31, 2013. The increase of $82.5 million in expenses was primarily attributable to (i) a $65.9 million increase in profit sharing compensation expense associated with the increase in incentive income described above, (ii) a $15.1 million net increase in general and administrative expenses and corporate allocable expenses and (iii) a $1.5 million increase in accruals for Principal Performance Payments during the year ended December 31, 2014 as compared to the prior period.

Net Investment Income

Net investment income was $12.9 million for the year ended December 31, 2014, a net increase of $5.2 million, compared to $7.7 million for the year ended December 31, 2013. Net investment income increased by $5.2 million primarily due to an increase in distribution of earnings from realization events in credit PE funds for the year ended December 31, 2014.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable earnings increased by $25.4 million primarily due to:

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

Net Investment Income

Net investment income was $7.7 million for the year ended December 31, 2013, a net increase of $3.3 million, compared to $4.4 million for the year ended December 31, 2012. Net investment income increased by $3.3 million mainly due to a $4.4 million increase in distributions from realization events in our credit PE funds, which was partially offset by a $1.1 million decrease in other investment income for the year ended December 31, 2013 as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Segment revenues
Management Fees	$46,996	$35,833	$26,796	$11,163	$9,037
Incentive Income	106	—	—	106	—
Segment revenues - total	$47,102	$35,833	$26,796	$11,269	$9,037
Pre-tax distributable earnings (loss)	$(5,267)	$(8,542)	$(9,793)	$3,275	$1,251

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable loss decreased by $3.3 million primarily due to:

Revenues

Management fees were $47.0 million for the year ended December 31, 2014, a net increase of $11.2 million, compared to $35.8 million for the year ended December 31, 2013. Management fees increased $11.2 million due to an increase in average AUM as a result of net client inflows.

Incentive income was $0.1 million for the year ended December 31, 2014, a net increase of $0.1 million, compared to no incentive income for the year ended December 31, 2013. Incentive income increased by $0.1 million primarily as a result of returns exceeding performance thresholds for a certain managed account during the year ended December 31, 2014 as compared to the prior period.

Expenses

Expenses were $53.7 million for the year ended December 31, 2014, a net increase of $6.0 million, compared to $47.7 million for the year ended December 31, 2013. The increase of $6.0 million in expenses was primarily attributable to (i) an increase of $2.3 million in compensation and benefits expense as a result of an increase in average headcount within Logan Circle during the year ended December 31, 2014 as compared to the prior period and (ii) an increase of $3.7 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income was $1.3 million for the year ended December 31, 2014, a net decrease of $1.9 million, compared to $3.2 million for the year ended December 31, 2013. Net investment income decreased by $1.9 million primarily due to decrease in net realized and unrealized gains on equity securities managed by Logan Circle’s startup growth equities investment strategy.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable loss decreased by $1.3 million primarily due to:

Revenues

Management fees were $35.8 million for the year ended December 31, 2013, a net increase of $9.0 million, compared to $26.8 million for the year ended December 31, 2012. Management fees increased $9.0 million due to an increase in average AUM primarily as a result of net client inflows and positive performance.

Expenses

Expenses were $47.7 million for the year ended December 31, 2013, a net increase of $11.1 million, compared to $36.6 million for the year ended December 31, 2012. The increase of $11.1 million in expenses was primarily attributable to an increase of $6.6 million in net compensation and benefits expense, as well as an increase of $4.5 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle during the year ended December 31, 2013 as compared to the prior period.

Net Investment Income

Net investment income was $3.2 million for the year ended December 31, 2013, due to an increase in net investment income from net realized and unrealized gains on our equity securities.

Unallocated

	Year Ended December 31,			Variance
	2014	2013	2012	2014/2013	2013/2012
Pre-tax distributable earnings (loss)	$(2,757)	$(5,184)	$(13,420)	$2,427	$8,236

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable loss decreased by $2.4 million, primarily as a result of (i) a decrease of $2.0 million in interest expense due to a decrease in the average debt balance and average interest rate for the year ended December 31, 2014 as compared to the prior period, (ii) an increase of $0.4 million in foreign currency translation gains for the year ended December 31, 2014 as compared to the prior period.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Pre-tax distributable loss decreased by $8.2 million, primarily as a result of a $10.3 million decrease in interest expense due to a decrease in the average debt balance and average interest rate for the year ended December 31, 2013 as compared to the prior period. This decrease was partially offset by a $1.4 million change in foreign currency translation, from a $1.1 million gain for the year ended December 31, 2012 to a $0.3 million loss for the year ended December 31, 2013.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2014:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	$21	$—	$21	$ N/A
Fund III and Fund III Coinvestment	8,372	—	8,372	N/A
Fund IV and Fund IV Coinvestment	98,478	30,878	67,600	N/A
Fund V and Fund V Coinvestment	178,009	16,794	161,215	N/A
Long Dated Value Funds	20,115	10,389	9,726	N/A
Real Assets Funds	14,444	1,393	13,051	N/A
Credit Opportunities Funds	104,988	58,872	46,126	(10)
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	24,150	14,730	9,420	N/A
Real Estate Opportunities Funds	11,385	10,141	1,244	N/A
MSR Opportunities Funds	1,049	846	203	N/A
Italian NPL Opportunities	361	368	N/A	(7)
Other Funds (combined)
Private investment #1	283,463	207,348	76,115	N/A
Private investment #2	90,730	20,503	70,227	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,162	78	2,084	N/A
Newcastle (NYSE: NCT)	776	60	716	N/A
New Residential (NYSE: NRZ)	6,622	413	6,209	N/A
New Media (NYSE: NEWM)	1,769	54	1,715	N/A
New Senior (NYSE: SNR)	2,843	229	2,614	N/A
WWTAI	5,284	4,736	548	N/A
Other
Hedge fund side pocket investments	79,358	37,772	42,791	(1,205)
Direct investments- Other	70,000	35,241	41,185	(6,426)
Total	$1,004,379	$450,845	$561,182	$(7,648)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $33.6 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $11.3 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.6 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds, a private permanent capital vehicle and credit PE funds, which are subject to restrictions and to management's judgment regarding the optimal timing of the monetization of underlying investments, and to dates specified in our hedge funds' operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management's judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $391.1 million at December 31, 2014, our available draws under our credit facility of $72.3 million as of December 31, 2014, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to our investments in our funds, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make investments in our funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our credit arrangements, industry and market trends and performance, the availability of capital and our counterparties' policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price may also limit our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of December 31, 2014, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

Fortress has no obligation to satisfy the liabilities of New Media, New Senior or the Investment Company. Similarly, Fortress does not have the right to make use of New Media, New Senior or the Investment Company's assets to satisfy its obligations. Therefore, we do not believe New Media, New Senior or the Investment Company's liquidity, including cash requirements for working capital, debt obligations and capital expenditures, are material to our Class A Shareholders.

Capital Commitments

We determine whether to make capital commitments to our private equity funds, credit PE funds and private permanent capital vehicle in excess of the minimum required amounts based on a variety of factors, including estimates regarding our liquidity over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds which we are in the process of raising or are considering raising, and our general working capital requirements.

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

Our outstanding capital commitments as of December 31, 2014 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/ Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	11,940
MSR Opportunities Fund II B	94
MSR Opportunities MA I	2,861
Italian NPL Opportunities Fund	10,630
A&K Global Health	152

Private Permanent Capital Vehicle
WWTAI	3,264

Credit PE Funds
Credit Opportunities Fund	6,046
Credit Opportunities Fund II	3,336
Credit Opportunities Fund III	7,095
FCO Managed Accounts	28,710
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	85
Real Assets Fund	11,068
Japan Opportunity Fund	3,848
Japan Opportunity Fund II	9,124
Japan Opportunity Fund III	10,968
Net Lease Fund I	161
Global Opportunities Fund	711
Life Settlements Fund	60
Life Settlements Fund MA	39
Real Estate Opportunities Fund	900
Real Estate Opportunities Fund II	6,579
Real Estate Opportunities REOC Fund	65
Karols Development Co	6,818
Other	282
Total	$146,949

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

	Investment Manager	Non-Investment Manager
Year Ending December 31,
2015	$25,483	$6,800
2016	23,253	4,985
2017	12,462	4,801
2018	20,234	3,671
2019	19,612	1,450
Thereafter	279,382	3,449
Total (A)	$380,426	$25,156

(A)	Subsequent to December 31, 2014, we entered into new lease agreements which relate to our primary office space in New York and extends through October 2032.

Debt Obligations

Investment Manager

As of December 31, 2014, our debt obligations consisted of our credit agreement, as described below.

In February 2013, we entered into a $150.0 million revolving credit facility (the “Credit Agreement”) with a $15.0 million letter of credit subfacility. The Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the Credit Agreement, approximately $2.4 million of fees and expenses were incurred. In January 2014, in connection with the launch of the affiliated manager platform with the Fortress Asia Macro Funds, we entered into an amendment, consent, and waiver to the Credit Agreement. Pursuant to the amendment, the required lenders under the Credit Agreement consented to the Fortress Asia Macro Funds transaction and conforming amendments, primarily certain definitions relating to the financial covenants in order to account for the portion of the business in which we will retain an economic interest.

Increases in the interest rate on our debt obligations under the Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

			Contractual	Final	December 31, 2014
	Face Amount and Carrying Value		Interest	Stated	Amount
Debt Obligation	December 31, 2014	December 31, 2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$75,000	$—	LIBOR+2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of December 31, 2014.

(C)	Subject to unused commitment fees of 0.4% per annum.

During the year ended December 31, 2014, the average face amount of our outstanding debt was approximately $69.4 million and the highest face amount outstanding at one time during this period was $125.0 million.

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

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $756.6 million to FIG Corp., pursuant to a demand note, as amended. As of December 31, 2014, the outstanding balance was approximately $663.4 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of December 31, 2014.

	December 31, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,964	(A)
Consolidated Leverage Ratio	≤	2.00	0.22	(B)
Consolidated Interest Coverage Ratio	≥	4.00	101.89	(B)

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

December 31, 2014
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Year Ended December 31, 2014
(in millions)
Fortress Investment Group LLC net income	$100.0
Depreciation and amortization, interest expense and income taxes	30.2
Extraordinary or non-recurring gains and losses	(0.8)
Incentive Income Adjustment	93.7
Other Income Adjustment	(73.2)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	31.4
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	167.1
(Income) loss of excluded entities (as defined in the Credit Agreement)	0.8
Consolidated Fortress Fund adjustment	1.4
Consolidated EBITDA	$350.6
Interest charges	$3.4

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit hereto.

Non-Investment Manager

From time to time, our consolidated VIEs (New Media and New Senior) may incur debt or enter into other financing arrangements. Although such activities are reflected in the Non-Investment Manager section of our financial statements, they do not have any impact on Fortress's cash flows as reflected in the Investment Manager section of our consolidated financial statements included in Item 8, and Fortress, as the investment manager, have no obligation to satisfy any such liabilities and no right to make use of New Media's or New Senior's assets to satisfy any obligations reflected in the Investment Manager section of our financial statements.

The debt obligations of New Media and New Senior are not cross collateralized with the debt obligations of Fortress. The debt obligations of New Media and New Senior have no impact on the Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

New Media

As of December 31, 2014, New Media had an aggregate outstanding amount of $222.0 million, net of $7.4 million of original issue discount, in term loans and an additional $20.0 million in revolving loans were undrawn. In addition, New Media may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $225.0 million, of which $25.0 million has been exercised to date, subject to certain conditions. The term loans mature on June 4, 2020 and the maturity date for the revolving credit facility is June 4, 2019. As of December 31, 2014, loans under New Media's credit agreement had a weighted average interest rate of 7.21%. As of December 31, 2014, New Media was in compliance with all of the applicable covenants under the New Media's credit agreement. See Note 5 to our consolidated financial statements, included in Item 8, for more information.

In January 2015, New Media completed the acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $280.0 million. New Media incurred an incremental $152.0 million of additional term and revolving debt under its credit agreement to finance the Halifax acquisition. The term and revolving debt has an interest rate of LIBOR (with a minimum of 1%) plus 6.25% and original issue discount of $1.5 million. In addition, New Media assumed $18.0 million of term debt in connection with the Halifax acquisition, $10.0 million of which has a fixed interest rate of 5.25% and a maturity date of December 31, 2016, and $8.0 million of which has an interest rate of LIBOR plus 6.25% and a maturity date of March 31, 2019.

New Senior

As of December 31, 2014, New Senior had an aggregate outstanding amount of $1,259.4 million of mortgage notes related to certain senior housing properties. Mortgage notes related to certain senior housing properties contain various customary loan covenants, in some cases including a Debt Service Coverage Ratio and Project Yield, as defined in the agreements. New Senior was in compliance with all of the covenants as of December 31, 2014. See Note 5 to our consolidated financial statements, included in Item 8, for further information.

Dividends / Distributions

2014

On February 26, 2015 Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.30 per share resulting in total dividends of $0.38 for the fourth quarter of 2014. This dividend is payable on March 17, 2015 to holders of record of our Class A shares on March 12, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is approximately $86.4 million.

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

During the year ended December 31, 2014, Fortress Operating Group declared distributions of $136.7 million to the principals and a former senior employee.

2013

On February 26, 2014 Fortress declared a fourth quarter cash dividend of $0.08 per Class A share. This dividend is payable on March 14, 2014 to holders of record of our Class A shares on March 11, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is approximately $15.3 million.

On October 30, 2013, Fortress declared a third quarter cash dividend of $0.06 per Class A share. The dividend was payable on November 15, 2013 to holders of record of our Class A shares on November 12, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $14.8 million.

On July 31, 2013, we declared a second quarter cash dividend of $0.06 per Class A share. The dividend was payable on August 16, 2013 to shareholders of record of our Class A shares on August 13, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $14.7 million.

On May 1, 2013, we declared a first quarter cash dividend of $0.06 per Class A share. The dividend was payable on May 17, 2013 to holders of record of our Class A shares on May 14, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $14.5 million.

During the year ended December 31, 2013, Fortress Operating Group declared distributions of $77.9 million to the principals and a former senior employee.

2012

On February 26, 2013, we declared a fourth quarter cash dividend of $0.06 per Class A share. The dividend was payable on March 15, 2013 to holders of record of our Class A shares on March 12, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $13.9 million.

On November 1, 2012, we declared a third quarter cash dividend of $0.05 per Class A share. The dividend was payable on November 19, 2012 to holders of record of our Class A shares on November 14, 2012. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $11.3 million.

On August 1, 2012, we declared a second quarter cash dividend of $0.05 per Class A share. The dividend was payable on August 20, 2012 to holders of record of our Class A shares on August 15, 2012. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $11.3 million.

On May 2, 2012, we declared a first quarter cash dividend of $0.05 per Class A share. The dividend was payable on May 21, 2012 to holders of record of our Class A shares on May 16, 2012. The aggregate amount of this dividend payment was, including dividend equivalent payments paid to holders of restricted Class A share units, approximately $11.1 million.

During the year ended December 31, 2012, Fortress Operating Group declared distributions of $48.4 million to the principals and a former senior employee.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable. Fortress has no obligation to satisfy New Media, New Senior or the Investment Company's cash obligations and, similarly, does not have the right to make use of New Media, New Senior or the Investment Company's cash flows.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $239.9 million, $432.9 million and $142.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Activities — Comparative — 2014 vs. 2013

Investment Manager

Our cash flow provided by operating activities was $341.9 million, $432.9 million and $142.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Cash received for affiliate and non-affiliate management fees increased by $66.3 million from $527.2 million in 2013 to $593.5 million in 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2013 to 2014 (private equity funds decreased by $0.5 billion, permanent capital vehicles increased by $0.6 billion, liquid hedge funds increased by $1.5 billion, credit hedge funds increased by $0.3 billion, credit PE funds decreased by $0.1 billion, and Logan Circle increased by $6.3 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of approximately $4.4 million of previously past due fees.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based primarily on profitable realization events within private equity funds and credit PE funds. A $110.4 million increase in cash incentive income received was mainly due to the crystallization of incentive related to liquid hedge fund managed accounts in 2013 and paid in 2014.

Cash received as Distributions of Earnings from Equity Method Investments increased $26.4 million from 2013 as a result of realization events within certain funds.

Cash paid for compensation increased by $303.0 million from the twelve months ended December 31, 2013 to December 31, 2014. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2014 and 2013 primarily related to bonuses and profit sharing earned in 2013 and 2012, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

In addition, Fortress made a payment of $24.1 million under the tax receivable agreement, including interest, during the twelve months ended December 31, 2014, compared to $21.8 million during the twelve months ended December 31, 2013.

Cash flow provided by (used in) operating activities from the Investment Company - consolidated VIEs was $(149.3) million for the period from June 1, 2014 to December 31, 2014.

Non-Investment Manager:

Cash flow provided by (used in) operating activities from New Media was $42.8 million for the period from February 14, 2014 to December 31, 2014.

Cash flow provided by (used in) operating activities from New Senior was $4.5 million for the period from November 7, 2014 to December 31, 2014.

Operating Activities — Comparative - 2013 vs. 2012

Cash received for affiliate and non-affiliate management fees decreased by $14.1 million from $541.3 million in 2012 to $527.2 million in 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2012 to 2013 (private equity funds increased by $0.9 billion, permanent capital vehicles decreased by $(9.6) million, liquid hedge funds increased by $1.4 billion, credit hedge funds decreased by $(0.1) billion, credit PE funds increased by $0.8 billion, and Logan Circle increased by $4.8 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $38.0 million of management fees that were past due at December 31, 2013, as opposed to $31.5 million at December 31, 2012, as discussed in “— Liquidity and Capital Resources” above.

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

Cash paid for compensation decreased by $210.4 million from the twelve months ended December 31, 2012 to December 31, 2013. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2013 and 2012 primarily related to bonuses and profit sharing earned in 2012 and 2011, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

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

Investing Activities

Investment Manager:

Our net cash flow provided by (used in) investing activities was $373.6 million, $211.7 million and $66.5 million during the years ended December 31, 2014, 2013 and 2012 respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(36.1) million, $(37.1) million and $(63.8) million during the years ended December 31, 2014, 2013 and 2012 respectively, (ii) distributions of capital from equity method investees of $379.9 million, $281.5 million and $140.7 million during these periods, respectively, (iii) the purchase of $26.0 million of software and technology related assets during the year ended December 31, 2014, (iv)  purchases of fixed assets of $(12.4) million, $(11.5) million and $(10.4) million during these periods, respectively, (v) the purchase of $(16.7) million of securities during the year ended December 31, 2014 as compared to the purchase of securities and digital currency of $(40.0) million during the year ended December 31, 2013 and (vi) proceeds of $84.9 million from the sale of securities during the year ended December 31, 2014 as compared to the purchase of securities of $18.9 million during the year ended December 31, 2013.

Net cash provided by (used in) investing activities from the Investment Company - consolidated VIEs was $(12.0) million for the period June 1, 2014 to December 31, 2014 due to the outflow of existing cash on the deconsolidation date.

Non-Investment Manager:

Net cash provided by (used in) investing activities from New Media was $(57.4) million for the period from February 14, 2014 to December 31, 2014. This activity included $23.8 million of cash on hand on the consolidation date which was primarily offset by $(77.6) million used for acquisitions, net of cash acquired.

Net cash provided by (used in) investing activities from New Senior was $223.1 million for the period from November 7, 2014 to December 31, 2014. This activity included $245.2 million of cash on hand on the consolidation date which was primarily offset by $(15.7) million used for acquisitions, net of cash acquired.

Financing Activities

Investment Manager:

Our net cash flow provided by (used in) financing activities was $(638.9) million, $(384.3) million and $(437.4) million during the years ended December 31, 2014, 2013 and 2012, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(141.9) million, $(104.7) million and $(45.8) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(103.6) million, $(70.2) million and $(48.8) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.9 million, $0.4 million and $0.4 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(105.9) million, $(57.9) million and $(44.2) million, during these periods, respectively, and (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) our purchase of 60,568,275 Class A shares from Nomura for $(363.4) million, (vii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals, (viii) excess tax benefits from delivery of RSU's and (ix) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(3.6) million, $0.0 million and $(7.8) million during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, in 2012, Fortress paid $(30.0) million to a former Principal in exchange for all of his Class A shares, Class B shares and Fortress Operating Group units.

Net cash provided by (used-in) financing activities from the Investment Company - consolidated VIEs was $111.5 million for the period June 1, 2014 to December 31, 2014, due to cash contributions of $75.3 million in non-redeemable non-controlling interests in Investment Company contributions and $36.3 million in redeemable non-controlling interests.

Non-Investment Manager:

Net cash provided by (used in) financing activities from New Media was $138.4 million for the period from February 14, 2014 to December 31, 2014, due to net borrowing and debt repayment, including payments for debt issuance costs, $115.9 million of proceeds from a public offering partially offset by dividends paid of $(18.2) million.

Net cash provided by (used in) financing activities from New Senior was $(1.3) million for the period from November 7, 2014 to December 31, 2014 primarily due to debt repayments of $(1.4) million partially offset by capital contributions of $0.1 million.

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

As of December 31, 2014, the investment vehicles in which Fortress held an interest were comprised of 61 VIEs and 142 voting interest entities. For a more detailed discussion about our VIEs and other unconsolidated entities please see Note 4 to Part II, Item 8, "Financial Statements and Supplementary Data — Investments and Fair Value."

Investment Manager

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds, a private permanent capital vehicle and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, a private permanent capital vehicle or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, a private permanent capital vehicle or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

For profit sharing plans related to hedge funds and permanent capital vehicles, where incentive income is received on a quarterly or annual basis, the related compensation expense is accrued during the period for which the related payment is made. In addition, certain of Fortress's employees are granted partial rights in options it holds in the publicly traded permanent capital vehicles (the "tandem awards"). The fair value of the tandem awards are recorded as profit sharing compensation expense at that time. The related liability, included in accrued compensation and benefits, is marked to fair value through compensation expense until such time as the rights are exercised or expire.

For profit sharing plans related to private equity funds, a private permanent capital vehicle and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “— Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity funds, a private permanent capital vehicle and credit PE funds incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

In addition, our investments in our publicly traded permanent capital vehicles, including options, are held at fair value. The assumptions used in valuing the options include volatility, which is subject to judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

Private Equity Funds

Under the valuation policies and guidelines of our private equity funds and our private permanent capital vehicle, investments are categorized into two types of securities: those for which there is a market quotation and those for which there is no market quotation. Securities for which there is a market quotation are valued at their quoted market price. A discount may be applied to those securities with sale restrictions. Securities for which there is no market quotation are referred to as private securities and are valued at fair value. Our guidelines state that the fair values of private securities are generally based on the following methods:

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2014. As of December 31, 2014, operations of our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (C)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds (B)	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	2%	4%	80%	63%	3%	4%	30%
2. Other observable market parameters	32%	10%	20%	37%	8%	8%	14%
3. Significant unobservable market parameters (A)	66%	86%	—%	—%	89%	88%	56%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 95% and 87% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	For the purposes of the table above, includes our private permanent capital vehicle.

(C)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of December 31, 2014, $8.9 billion of investments in our private equity funds and private permanent capital vehicle, $0.8 billion of investments in our liquid hedge funds, $9.3 billion of investments in our credit hedge funds, and $9.0 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2014, consistent with the table above:

	Private Equity Funds (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.3 million or ($2.9 million) (B)	$0.6 million or ($0.6 million)	$17.3 million or ($17.3 million)	$0.1 million or ($0.6 million) (B)

Incentive income	N/A (C)	$0.0 million or ($0.0 million)	$88.1 million or ($80.9 million)	N/A (C)

Earnings from equity method investees	$50.4 million or ($50.4 million)	$7.1 million or ($7.1 million)	$9.5 million or ($9.5 million)	$14.5 million or ($14.5 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	For the purposes of the table above, includes our private permanent capital vehicle.

(B)
Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds, credit PE funds or of the private permanent capital vehicle is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2014, $2.9 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2014 is the current reset date.

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

2010	$77.6
2011	53.5
2012	80.9
2013	90.7
2014: Estimated	127.4
2015 - 2022: Average Required	$91.7

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

Non-Investment Manager

New Media

Purchase Accounting

The media assets and liabilities were recorded at fair value as of the date of consolidation. In determining the allocation of the purchase price between net tangible and identified intangible assets and liabilities, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets and liabilities based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

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

Revenue Recognition

Advertising revenue is recognized upon publication of the advertisement. Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Revenue for commercial printing is recognized upon delivery. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed and in the market, typically twelve months.

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

As of December 31, 2014, New Media had uncertain tax positions of $1.0 million which, if recognized, would impact its effective tax rate. New Media does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months. New Media did not record significant amounts of interest and penalties related to uncertain tax positions for the period from February 14, 2014 to December 31, 2014.

New Senior

Purchase Accounting

Property acquisitions subsequent to the consolidation of New Senior are accounted for as business combinations. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangibles assets and assumed liabilities at their respective fair values as of the respective transaction dates. Recognized intangible assets primarily include the fair value of in-place resident leases. In determining the allocation of acquisition consideration between net tangible and identified intangible assets acquired and liabilities assumed, management makes estimates as to the fair value of assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant.

Impairment of Investments in Senior Housing Real Estate and Intangible Assets

New Senior periodically evaluates long-lived assets, including definite lived intangible assets, primarily consisting of New Senior’s senior housing real estate, for impairment indicators. If indicators of impairment are present, New Senior evaluates the carrying value of the related senior housing real estate in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, market conditions and New Senior’s current intentions with respect to holding or disposing of the asset are considered. New Senior adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. An impairment loss is recognized at the time any such determination is made. New Senior did not record any impairment charges related to its senior housing real estate assets and related intangibles during the period from November 7, 2014 to December 31, 2014.

Revenue Recognition

Resident fees and services include monthly rental income, care income and ancillary income recognized from New Senior's managed property segment. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with thirty days’ notice. Ancillary income primarily relates to nonrefundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which is estimated to be approximately 24 months for AL/MC and CCRC properties, and approximately 33 months for IL-only properties.

Rental revenue from New Senior's triple net lease properties is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. New Senior's triple net lease arrangements provide for periodic and determinable increases in base rent. Recognizing rental revenue on a straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from New Senior's tenants during the first half of the lease term, creating a straight-line receivable that is included in Non-Investment Manager other assets. As of December 31, 2014, straight-line rent receivable (net of allowances) was $4.3 million.

Income Taxes

New Senior intends to elect and qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (“Code”). Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of New Senior’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. As of December 31, 2014 New Senior had no uncertain tax positions.

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

In February 2015, the FASB issued an accounting standard update on consolidation. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2. The standard amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. Fortress is currently assessing the impact of the standard and may elect to early adopt. Upon the adoption of the new standard, certain VIEs consolidated by Fortress may no longer be required to be consolidated.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

Investment Manager

As of December 31, 2014, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	Thereafter
Operating lease obligations (A)	$380,426	$25,483	$35,715	$39,846	$279,382
Debt obligations payable (B)	77,745	2,380	75,365	—	—
Deferred incentive income (C)	66,903	66,903	—	—	—
Service contracts	43,988	34,754	9,005	119	110
Tax receivable agreement obligations (D)	289,324	26,584	64,575	52,911	145,254
Capital commitments to Fortress Funds (E)	146,949	146,949	—	—	—
Total	$1,005,335	$303,053	$184,660	$92,876	$424,746

(A)
Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Subsequent to December 31, 2014, we entered into new lease agreements which relate to our primary office space in New York and extends through October 2032.

(B)
Includes interest and commitment fees to be paid over the maturity of the debt obligation which has been calculated assuming no repayments are made and the debt is held until its contractual due date. The future interest payments are calculated using effective rates as of the reporting date.

(C)
Incentive income received from private equity funds, a private permanent capital vehicle and credit PE funds may be subject to contingent repayment or clawback upon termination of each fund, depending on the overall performance of each fund. The amounts presented herein represent the amount of clawback that would be due based on a liquidation of the fund at its net recorded asset value as of the reporting date, which we refer to as intrinsic clawback. The period of payment is based on the contractual maturities of the funds including all available extensions. Based on the accounting method we have adopted, which requires us to record incentive income revenue only when all related contingencies are resolved, the amounts accrued as a deferred incentive income liability on our balance sheet exceed the intrinsic clawback.

(D)
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

(E)
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

Non-Investment Manager

The following table reflects a summary of New Media's and New Senior's contractual cash obligations, as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	Thereafter
Debt obligations (A)	$332,208	$18,987	$41,959	$49,393	$221,869
Mortgage notes payable (A)	1,570,877	68,837	347,808	425,970	728,262
Noncompete payments	850	250	400	200	—
Lease obligations	25,524	6,805	9,796	5,131	3,792
Letters of credit	5,182	5,182	—	—	—
Total	$1,934,641	$100,061	$399,963	$480,694	$953,923

(A)
Includes interest based on rates existing as of December 31, 2014, including both variable and fixed rates pursuant to the applicable debt agreements and assuming no prepayments are made and debt is held until its contractual due date.

The table above excludes future cash requirements for pension and postretirement obligations of New Media. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. New Media estimates cash requirements for these obligations in 2015 totaling approximately $1.6 million.

New Senior committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under a certain lease agreement and also agreed to make available an additional $9.0 million at certain intervals during the lease period, under the same lease agreements, to be used for further capital improvements.

New Media's and New Senior's contractual obligations have no impact on Fortress's cash flows or ability to meet its contractual obligations described under Investment Manager above.

Inflation

Non-Investment Manager

New Senior's triple net leases provide for either fixed increases in base rents and/or indexed escalators, based on the Consumer Price Index. With respect to New Senior's managed properties, resident agreements are generally month to month agreements affording New Senior the opportunity to increase prices subject to market and other conditions. New Senior believes that inflationary increases in costs and expenses will be offset, at least in part, by contractual rent and resident fee increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investment Manager

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2014, operations of our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

•
the investment process of our private equity funds and a private permanent capital vehicle involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of December 31, 2014 (in thousands):

Investment Manager
Assets:
Investments	$1,110,543
Investments in options	$45,734
Investment Company - consolidated VIEs
Investments, at fair value	$91,125

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2014, approximately 47% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

•
For private equity funds, a private permanent capital vehicle and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment or commitment period, with the exception of private equity funds formed after March 2006.  For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

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

•
Incentive income from our private equity funds, private permanent capital vehicle and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds, private permanent capital vehicle and credit PE funds where incentive income is subject to contingencies at December 31, 2014 would increase or decrease future incentive income by $218.5 million or $223.4 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

•
Incentive income from our publicly traded permanent capital vehicles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results in excess of specified returns to the company’s shareholders upon which the incentive income is calculated. Generally, operating results for purpose of computing incentive income excludes unrealized changes in the values of our publicly traded permanent capital vehicles’ investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on excess mortgage servicing rights or non-hedge derivatives).

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on December 31, 2014 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than our publicly traded permanent capital vehicles and consolidated VIEs, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2014 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity Funds (D)	$5.9	$ N/A	(E)	$66.6	$5.9	$ N/A	(E)	$ N/A
Permanent capital vehicles (D)(G)	N/A	N/A	(E)	0.5	N/A	N/A	(E)	N/A
Liquid Hedge Funds	13.2	114.3	(H)	16.6	13.2	114.3	(H)	16.1
Credit
Hedge Funds	11.8	101.2		5.7	11.8	101.2		3.3
PE Funds	0.2	N/A	(E)	17.7	0.2	N/A	(E)	N/A
Total	$31.1	$215.5		$107.1	$31.1	$215.5		$19.4

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity Funds (D)	$(6.4)	$ N/A	(E)	$(66.6)	$(6.4)	$ N/A	(E)(F)	$ N/A	(F)
Permanent capital vehicles (D)(G)	N/A	N/A	(E)	(0.5)	N/A	N/A	(E)(F)	N/A	(F)
Liquid Hedge Funds	(13.2)	(13.0)	(H)	(16.6)	(13.2)	(13.0)	(H)	(16.1)
Credit
Hedge Funds	(11.8)	(92.1)		(5.7)	(11.8)	(92.1)		(3.3)
PE Funds	(0.7)	N/A	(E)	(17.7)	(0.7)	N/A	(E)(F)	N/A	(F)
Total	$(32.1)	$(105.1)		$(107.1)	$(32.1)	$(105.1)		$(19.4)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds, private permanent capital vehicle or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.3 billion of such private equity fund, private permanent capital vehicle or credit PE fund portfolio companies were carried at or below their invested capital.

(C)	For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock.

(D)	The private equity Fortress Funds and private permanent capital vehicle held concentrated positions in certain industries as of December 31, 2014, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	34%
Financial Services and Assets	36%
Senior Living	19%
Real Estate	4%
Other	7%
100%

(E)
For GAAP Revenues, incentive income for private equity funds, credit PE funds and the private permanent capital vehicle would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity funds, credit PE funds and private permanent capital vehicle incentive income is based on realizations.

(F)
A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)
Our investments in our publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in our publicly traded permanent capital vehicles and options granted to us by our publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $15.8 million or decrease unrealized gains by $13.8 million. Compensation and benefits expense would increase by $2.3 million or decrease by $2.0 million. Furthermore, our publicly traded permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income). All amounts included above exclude shares held and options granted to Fortress by New Media and New Senior which are eliminated in consolidation.

(H)	Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

The changes presented in the table above do not include any effect related to our direct investment in equity securities. These investments are held at fair value. A 10% increase (decrease) in the value of the equity prices of the shares held by those accounts would affect our unrealized gains and losses by $1.8 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2014, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, Global Opportunities Fund, Japan Opportunity Funds, Italian NPL Opportunities Fund and Japanese investments are directly exposed to foreign exchange risk. As of December 31, 2014, we had a $3.9 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had a $0.4 million investment in Italian NPL Opportunities Fund, and $14.3 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2014, we estimate the gains and losses for the year ended December 31, 2014 on these investments would have an increase of approximately $1.9 million or a decrease of approximately $1.9 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of approximately $15.1 million or a decrease of approximately $17.7 million in our gains and losses. In addition, we held $22.0 million of foreign-denominated cash as of December 31, 2014.

Non-Investment Manager

Interest Rate Risk

New Media

As of December 31, 2014, New Media had $229.4 million of debt, before original issue discount, comprised of $224.4 million of term debt with a minimum variable rate plus a fixed margin and a $5.0 million revolving credit loan. The minimum variable rate on the term debt was 1.0% and the fixed margin was 6.25%. The revolving credit loan had a variable rate plus a fixed margin of 5.25%. New Media's primary exposure is to LIBOR. A 100 basis point change in LIBOR would change New Media's interest expense on an annualized basis by approximately $0.4 million based on average floating rate debt outstanding for the period February 14, 2014 to December 31, 2014 and after consideration of minimum variable rates.

New Senior

New Senior is exposed to market risk related to changes in interest rates on borrowings under our mortgage loans that are floating rate obligations. These market risks result primarily from changes in LIBOR or prime rates. New Senior continuously monitors its level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

For fixed rate debt, interest rate fluctuations generally affect the fair value, but do not impact New Senior's earnings or cash flows. Therefore, interest rate risk does not have a significant impact on New Senior's fixed rate debt obligations until such obligations mature or until New Senior elects to prepay and refinance such obligations. If interest rates have risen at the time New Senior's fixed rate debt matures or is refinanced, New Senior's future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower New Senior's overall borrowing costs.

For floating rate debt, interest rate fluctuations can affect the fair value, as well as earnings or cash flows. If market interest rates rise, New Senior's earnings and cash flows could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce New Senior's borrowing costs and improve our operational results.

At December 31, 2014 New Senior had $393.4 million of floating rate debt, representing approximately 31.3% of total New Senior indebtedness, with a weighted average rate of 4.0%. A 100 basis point change in interest rates, excluding the impact of the 1% LIBOR floor that the floating rate debt is subject to, would change annual interest expense by $3.9 million on an annualized basis.

Credit Risk

New Senior derives a portion of its revenue from long-term triple net leases in which the minimum rental payments are fixed with scheduled periodic increases. New Senior also earns revenue from senior housing properties operated pursuant to property management agreements. For these properties, rental rates may fluctuate due to lease rollovers and renewals and economic or market conditions.

Tenants of our triple net lease properties account for a significant portion of New Senior's total revenues and net operating income, and such concentration creates credit risk. New Senior could be adversely affected if the tenants become unable or unwilling to satisfy their obligations to New Senior. There is no assurance that the tenants or the related guarantors will have sufficient assets, income and access to financing to enable them to satisfy their obligations to New Senior.

Furthermore, although New Senior's leases, financing arrangement and other agreements with tenants and operators generally provide the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to New Senior, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or delay New Senior's ability to pursue such remedies.

Commodities

Certain operating expenses for New Media can be impacted by commodity price changes, including distribution expenses which are partially impacted by gasoline prices and newsprint which is impacted by paper prices. New Media manages this risk through outsourcing distribution to independent contractors and third party distributors, via contracts and with annual fixed price agreements for newsprint.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in New Media's operating costs of $0.5 million based on newsprint usage for the period from February 14, 2014 to December 31, 2014 of approximately 50,500 metric tons. As of December 31, 2014, 95% of New Media's newsprint is fixed through a pricing agreement, therefore only 5% of the usage would be impacted by a price increase.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

All other supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of New Media Investment Group Inc. (New Media) and New Senior Investment Group Inc. (New Senior), which are included in the 2014 consolidated financial statements of Fortress Investment Group LLC and constituted $3,384.4 million and $1,733.2 million of total and net assets, respectively, as of December 31, 2014 and $626.2 million and $2.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Fortress Investment Group LLC also did not include an evaluation of the internal control over financial reporting of New Media and New Senior.

In our opinion, Fortress Investment Group LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014, of Fortress Investment Group LLC and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2015

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2014	2013
Assets
Investment Manager
Cash and cash equivalents	$391,089	$364,583
Due from affiliates	320,318	407,124
Investments	1,110,543	1,253,266
Investments in options	45,734	104,338
Deferred tax asset, net	417,623	354,526
Other assets	173,476	190,595
Investment Company - consolidated VIEs
Cash and cash equivalents	303	—
Investments, at fair value	91,125	—
Other assets	231	—
	2,550,442	2,674,432
Non-Investment Manager - consolidated VIEs
Cash and cash equivalents	350,086	—
Investments in senior housing real estate, net	1,799,848	—
Fixed assets, net	283,786	—
Goodwill	370,375	—
Intangible assets, net	423,819	—
Other assets, net	156,530	—
	3,384,444	—
Total Assets	$5,934,886	$2,674,432

Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$372,745	$417,309
Due to affiliates	375,424	344,832
Deferred incentive income	304,526	247,556
Debt obligations payable	75,000	—
Other liabilities	87,987	49,830
Investment Company - consolidated VIEs
Other liabilities	103	—
	1,215,785	1,059,527
Non-Investment Manager - consolidated VIEs
Mortgage notes payable	1,259,430	—
Debt obligations payable	222,052	—
Deferred revenue	35,933	—
Accrued expenses and other liabilities	133,851	—
	1,651,266	—
Total Liabilities	2,867,051	1,059,527

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2014	2013
Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIEs	1,717	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 208,535,157
and 240,741,920 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
and 249,534,372 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Paid-in capital	1,996,137	2,112,720
Retained earnings (accumulated deficit)	(1,351,126)	(1,286,131)
Accumulated other comprehensive income (loss)	(2,426)	(1,522)
Total Fortress shareholders’ equity	642,585	825,067
Principals’ and others’ interests in equity of consolidated subsidiaries	638,360	789,838
Non-controlling interests in equity of Investment Company - consolidated VIEs	85,001	—
Non-controlling interests in equity of Non-Investment Manager - consolidated VIEs	1,700,172	—
Total Equity	3,066,118	1,614,905
Total Liabilities, Redeemable Non-controlling Interests and Equity	$5,934,886	$2,674,432

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Investment Manager
Management fees: affiliates	$527,922	$520,283	$456,090
Management fees: non-affiliates	68,948	62,795	45,617
Incentive income: affiliates	362,380	419,828	246,438
Incentive income: non-affiliates	1,734	44,383	26,162
Expense reimbursements: affiliates	205,045	206,452	186,592
Expense reimbursements: non-affiliates	13,429	7,209	4,580
Other revenues (affiliate portion disclosed in Note 7)	5,882	4,033	4,390
Investment Company - consolidated VIEs
Interest and dividend income	281	—	—
	1,185,621	1,264,983	969,869

Non-Investment Manager - consolidated VIEs
Advertising	346,613	—	—
Circulation	173,436	—	—
Commercial printing and other	64,062	—	—
Rental revenue, resident fees and services	42,085	—	—
	626,196	—	—
Total Revenues	1,811,817	1,264,983	969,869

Expenses
Investment Manager
Compensation and benefits	796,102	741,761	750,359
General, administrative and other	172,167	136,770	127,149
Depreciation and amortization	19,829	13,690	14,931
Interest expense	3,443	5,382	15,781
Investment Company - consolidated VIEs
Other	1,011	—	—
	992,552	897,603	908,220

Non-Investment Manager - consolidated VIEs
Media operating costs	327,130	—	—
General, administrative and other	188,901	—	—
Depreciation and amortization	61,395	—	—
Interest expense	23,718	—	—
Loss on extinguishment of debt	9,047	—	—
Property operating costs	11,067	—	—
	621,258	—	—
Total Expenses	1,613,810	897,603	908,220

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(8,313)	53,933	48,921
Tax receivable agreement liability adjustment	(33,116)	(8,787)	(8,870)
Earnings (losses) from equity method investees	78,193	136,866	156,530
Investment Company - consolidated VIEs
Gains (losses)	8,442	—	—
Total Other Income (Loss)	45,206	182,012	196,581

Income (Loss) Before Income Taxes	243,213	549,392	258,230
Income tax benefit (expense) - Investment Manager	(6,947)	(65,801)	(39,408)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIEs	(2,909)	—	—
Total Income Tax Benefit (Expense)	(9,856)	(65,801)	(39,408)
Net Income (Loss)	$233,357	$483,591	$218,822
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$138,960	$283,144	$140,538
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	(709)	—	—
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	9,737	—	—
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIEs	(14,593)	—	—
Net Income (Loss) Attributable to Class A Shareholders	99,962	200,447	78,284
	$233,357	$483,591	$218,822
Dividends declared per Class A share	$0.50	$0.24	$0.20

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.47	$0.83	$0.29
Net income (loss) per Class A share, diluted	$0.43	$0.79	$0.27
Weighted average number of Class A shares outstanding, basic	210,303,241	236,246,296	214,399,422
Weighted average number of Class A shares outstanding, diluted	455,154,136	500,631,423	524,900,132

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income (loss) (net of tax)
Net income (loss)	$233,357	$483,591	$218,822
Investment Manager
Foreign currency translation	(2,467)	(772)	(1,447)
Comprehensive income (loss) from equity method investees	—	4,136	(778)
Non-Investment Manager - consolidated VIEs
Actuarial gain (loss) and prior service cost, net	(4,926)	—	—
Total comprehensive income (loss)	$225,964	$486,955	$216,597
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$137,418	$285,243	$139,089
Comprehensive income (loss) attributable to redeemable non-controlling interests of Investment Company - consolidated VIE	(709)	—	—
Comprehensive income (loss) attributable to non-controlling interests in Investment Company - consolidated VIEs	9,737	—	—
Comprehensive income (loss) attributable to non-controlling interests of Non- Investment Manager - consolidated VIEs	(19,509)	—	—
Comprehensive income (loss) attributable to Class A shareholders	99,027	201,712	77,508
	$225,964	$486,955	$216,597

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$—	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	35,387	35,387
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(704)	—	—	—	(704)	(99,082)	(99,786)
Dividends declared	—	—	(42,378)	—	—	—	(42,378)	—	(42,378)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(712)	—	—	—	(712)	(1,027)	(1,739)
Conversion of Class B shares to Class A shares	17,467,232	(17,467,232)	22,362	—	—	(196)	22,166	(22,166)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	25,908	—	—	—	25,908	1	25,909
Director restricted share grant	257,918	—	344	—	—	—	344	500	844
Capital increase related to equity-based compensation (net of tax)	12,819,823	10,333,333	82,058	—	—	—	82,058	116,819	198,877
Dilution impact of Class A share issuance	—	—	59,513	—	—	(502)	59,011	(59,011)	—
Repurchase of Class A shares (Note 9)	(2,082,684)	—	—	—	(3,419)	—	(3,419)	(3,870)	(7,289)
Repurchase of Class B shares (Note 9)	—	(49,189,480)	—	(80,742)	—	—	(80,742)	(91,422)	(172,164)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	78,284	—	—	78,284	140,538	218,822
Foreign currency translation	—	—	—	—	—	(660)	(660)	(787)	(1,447)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(116)	(116)	(662)	(778)
Total comprehensive income (loss)							77,508	139,089	216,597
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	70,272	70,272
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(149,420)	(149,532)
Dividends declared	—	—	(56,340)	—	—	—	(56,340)	66	(56,274)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(531)	—	—	—	(531)	(845)	(1,376)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	13,315	—	—	—	13,315	(30)	13,285
Director restricted share grant	127,533	—	372	—	—	—	372	398	770
Capital increase related to equity-based compensation (net of tax)	9,912,027	10,333,334	17,037	—	—	—	17,037	18,123	35,160
Dilution impact of Class A share issuance	—	—	14,173	—	(15)	(153)	14,005	(14,005)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	200,447	—	—	200,447	283,144	483,591
Foreign currency translation	—	—	—	—	—	(232)	(232)	(540)	(772)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	1,497	1,497	2,639	4,136
Total comprehensive income (loss)							201,712	285,243	486,955
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$1,614,905

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Non-Controlling Interest in Equity of Investment Company and Non-Investment Manager	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$—	$1,614,905
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	125,497	—	125,497
Contributions for non-controlling interests in equity of Investment Company	—	—	—	—	—	—	—	—	75,265	75,265
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	—	(248,932)	—	(248,932)
Consolidation of New Media	—	—	—	—	—	—	—	—	383,040	383,040
Consolidation of New Senior	—	—	—	—	—	—	—	—	1,254,784	1,254,784
Issuance of New Media common stock (net of offering costs)	—	—	—	—	—	—	—	—	114,850	114,850
Dividends declared	—	—	(101,864)	—	—	—	(101,864)	—	(33,136)	(135,000)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(1,218)	—	—	—	(1,218)	(2,086)	—	(3,304)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	7,638	—	—	—	7,638	91	—	7,729
Director restricted share grant	89,390	—	312	—	—	—	312	348		660
Capital increase related to equity-based compensation (net of tax)	5,069,263	—	20,389	—	—	—	20,389	22,830	142	43,361
Dilution impact of equity transactions (Note 7)	—	—	(41,840)	—	—	31	(41,809)	41,809	—	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	—	186,551	—	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	—	(164,957)	(228,453)	—	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	—	(186,551)	—	—	(186,551)
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes $(0.7) million loss allocated to redeemable non-controlling interests)	—	—	—	99,962	—	—	99,962	138,960	(4,856)	234,066
Foreign currency translation	—	—	—	—	—	(925)	(925)	(1,542)	—	(2,467)
Non-Investment Manager actuarial gain (loss) and prior service cost (net of tax)	—	—	—	—	—	(10)	(10)	—	(4,916)	(4,926)
Total comprehensive income (loss)							99,027	137,418	(9,772)	226,673
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,351,126)	$—	$(2,426)	$642,585	$638,360	$1,785,173	$3,066,118
See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$233,357	$483,591	$218,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	19,829	13,690	14,931
Other amortization (included in interest expense)	781	900	2,942
(Earnings) losses from equity method investees	(78,193)	(136,866)	(156,530)
Distributions of earnings from equity method investees	110,967	84,548	59,785
(Gains) losses	8,313	(53,933)	(48,921)
Deferred incentive income	(171,387)	(107,276)	(77,993)
Deferred tax (benefit) expense	(18,044)	54,431	29,442
Options received from affiliates	(3,346)	(42,516)	(21,524)
Tax receivable agreement liability adjustment	33,116	8,787	8,870
Equity-based compensation	38,157	39,266	213,274
Options in affiliates granted to employees	1,442	8,190	10,134
Other	(537)	863	(895)
Investment Company - consolidated VIEs
(Gains) losses	(8,442)	—	—
Non-Investment Manager - consolidated VIEs
Depreciation and amortization	61,395	—	—
Loss on extinguishment of debt	5,949	—	—
Amortization (including deferred financing costs)	1,018	—	—
Deferred tax (benefit) expense	3,750	—	—
Deferred rental income	(4,348)	—	—
Other	1,047	—	—
Cash flows due to changes in
Investment Manager
Due from affiliates	(158,471)	(347,942)	(58,927)
Other assets	47,538	(18,082)	(20,398)
Accrued compensation and benefits	89,875	330,907	(75,390)
Due to affiliates	(34,138)	(2,667)	(18,241)
Deferred incentive income	216,493	118,765	65,361
Other liabilities	5,182	(1,765)	(2,792)
Investment Company - consolidated VIEs
Purchases of investments and payments to cover securities sold not yet purchased	(718,013)	—	—
Proceeds from sale of investments and securities sold not yet purchased	608,228	—	—
Receivables from brokers and counterparties	(44,904)	—	—
Other assets	(8,487)	—	—
Due to brokers and counterparties	12,031	—	—
Other liabilities	2,875	—	—
Non-Investment Manager - consolidated VIEs
Other assets	5,434	—	—
Due to affiliates	1,793	—	—
Deferred revenue	(426)	—	—
Accrued expenses and other liabilities	(19,969)	—	—
Net cash provided by (used in) operating activities	239,865	432,891	141,950

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2014	2013	2012
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(36,060)	(37,084)	(63,798)
Distributions of capital from equity method investees	379,940	281,481	140,712
Purchase of securities	(16,664)	(20,043)	—
Proceeds from sale of equity investments	84,852	18,849	—
Purchase of digital currency (Bitcoin)	—	(20,000)	—
Purchase of fixed assets	(12,445)	(11,471)	(10,375)
Purchase of software and technology-related assets	(25,976)	—	—
Investment Company - consolidated VIEs
Existing cash on deconsolidation date	(12,024)	—	—
Non-Investment Manager - consolidated VIEs
Existing cash on consolidation date	269,089	—	—
Purchase of fixed assets	(6,104)	—	—
Acquisitions, net of cash acquired	(77,618)	—	—
Acquisitions of real estate	(15,691)	—	—
Deposits paid for investments	(4,855)	—	—
Other	888	—	—
Net cash provided by (used in) investing activities	527,332	211,732	66,539
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	(149,453)	(261,250)
Borrowing under debt obligations	125,000	—	—
Payment of deferred financing costs	—	(2,367)	—
Proceeds from public offering (Note 9)	186,551	—	—
Repurchase of Class B shares (Note 9)	(186,551)	—	—
Repurchase of Class A shares (Note 9)	(363,410)	—	—
Repurchase of shares and RSUs (Note 9)	(3,611)	—	(37,776)
Dividends and dividend equivalents paid	(105,860)	(57,926)	(44,170)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	876	401	431
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(245,461)	(174,937)	(94,648)
Excess tax benefits from delivery of RSUs	3,538	—	—
Investment Company - consolidated VIEs
Redeemable non-controlling interests - contributions	36,252	—	—
Non-redeemable non-controlling interests in Investment Company - contributions	75,265	—	—
Non-Investment Manager - consolidated VIEs
Repayments of debt obligations	(199,969)	—	—
Borrowings under debt obligations	241,843	—	—
Payment of debt issuance costs	(2,569)	—	—
Proceeds from public offering (net of offering costs)	115,874	—	—
Capital contributions	142	—	—
Dividends and dividend equivalents paid	(18,212)	—	—
Net cash provided by (used in) financing activities	(390,302)	(384,282)	(437,413)
Net Increase (Decrease) in Cash and Cash Equivalents	376,895	260,341	(228,924)
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2014	2013	2012
Cash and Cash Equivalents, Beginning of Period	364,583	104,242	333,166
Cash and Cash Equivalents, End of Period	$741,478	$364,583	$104,242
Cash and Cash Equivalents - Investment Manager, End of Period	$391,089	$364,583	$104,242
Cash and Cash Equivalents - Investment Company - consolidated VIEs, End of Period	$303	$—	$—
Cash and Cash Equivalents - Non-Investment Manager - consolidated VIEs, End of Period	$350,086	$—	$—
Supplemental Disclosure of Cash Flow Information
Investment Manager
Cash paid during the period for interest	$1,789	$3,586	$13,689
Cash paid during the period for income taxes	$4,953	$6,468	$7,932
Investment Company - consolidated VIEs
Cash paid during the period for interest	$317	$—	$—
Non-Investment Manager - consolidated VIEs:
Cash paid during the period for interest	$18,051	$—	$—
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment Manager
Employee compensation invested directly in subsidiaries	$124,442	$66,779	$34,806
Investments of incentive receivable amounts into Fortress Funds	$258,023	$227,091	$80,523
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$5,160	$31,997
Investment Company - consolidated VIEs
Non-cash redeemable non-controlling interests - contributions	$20,519	$—	$—
Non-cash redeemable non-controlling interests - distributions - deconsolidation of Investment Company	$56,524	$—	$—
Exchange of promissory note for shares (Note 9)	$—	$—	$149,453

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Investment Manager

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress,” excluding consolidated variable interest entities, unless the context requires) is a leading, highly diversified global investment management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies, including related managed accounts (collectively, the “Fortress Funds”). Fortress generally makes investments in these funds.

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its investments in the funds. In the third quarter of 2014, Fortress reorganized its segments (see Note 11). The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and
b)    Entities which Fortress collectively refers to as "permanent capital vehicles" which includes (i) Newcastle Investment Corp. ("Newcastle"), New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media") and New Senior Investment Group Inc. ("New Senior"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles") and (ii) Worldwide Transportation and Infrastructure Investors, currently a private fund (the "private permanent capital vehicle") and FHC Property Management LLC, (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets and media assets and the private permanent capital vehicle invests in transportation and infrastructure assets. Fortress expects the private permanent capital vehicle will become a publicly traded company externally managed by Fortress.

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

In 2014, Fortress announced that it was launching an affiliated manager platform. On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first funds to join the new platform as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, L.P. ("Graticule Asset Management"). Fortress retained a perpetual minority interest in Graticule Asset Management amounting to 30% of earnings during 2015 and declining to approximately 27% of earnings over time. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule Asset Management. Fortress will record the results of this transaction at fair value. In the first quarter of 2015, Fortress expects to record a non-cash gain of approximately $135.0 million, non-cash expense of approximately $101.0 million related to the portion of our interest that transferred and approximately $34.0 million from its resulting retained interest as an equity method investment.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

4)
Logan Circle Partners, L.P. (“Logan Circle”), which represents Fortress's traditional asset management business providing institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In January 2015, Fortress's traditional asset management business concluded its growth equities investment strategies.

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

Investment Company - Consolidated VIEs

In 2014, Fortress formed a new liquid hedge fund and a new private equity fund and a reconsideration event occurred at a fund of the traditional asset management business. Fortress determined that these funds qualify as variable interest entities and that it was the primary beneficiary and therefore consolidated these funds. The new liquid hedge fund and the fund of the traditional asset management business allow investors to redeem their interests on a periodic basis at their net asset value. During December 2014, a reconsideration event occurred at the liquid hedge fund whereby the liquid hedge fund no longer qualified as a variable interest entity. The liquid hedge fund was deemed to be a voting interest entity and Fortress does not have control over the fund since the unrelated limited partners or members have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner or managing member without cause based on a simple unaffiliated majority vote. As such, Fortress deconsolidated the liquid hedge fund in December 2014. The deconsolidation of the liquid hedge fund resulted in a non-cash investing activity of $56.5 million in the statement of cash flows. Fortress retained a $48.5 million equity method investment in the liquid hedge fund. No gain or loss was recognized by Fortress in connection with the deconsolidation and the retained investment is included within the Investment Manager — Investments on the Consolidated Balance Sheet.

During the second quarter of 2014, certain credit hedge funds formed new investment vehicles. Fortress is the sub-advisor to the new entities but does not have a direct interest in the entities. Fortress determined that these investment vehicles qualify as variable interest entities and that it was the primary beneficiary and therefore consolidated the entities. The investment vehicles entered into a warehouse financing agreement with a third party lender which has agreed to lend the investment vehicles up to €300.0 million. As of December 31, 2014, the investment vehicles did not hold any assets or have any debt outstanding. Any debt obligations of the investment vehicles would not be cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of the investment vehicles. Similarly, Fortress does not have the right to make use of the assets of the investment vehicles to satisfy its obligations. Any debt obligations of the investment vehicles would not have an impact on the Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Under U.S. generally accepted accounting principles ("GAAP"), the funds and investment vehicles referred to above are investment companies and, as required, Fortress has retained the specialized accounting of these entities. Consequently, Fortress’s financial statements include the assets, liabilities, related operations and cash flows of these consolidated entities (collectively, the "Investment Company"). The ownership interests in the Investment Company which are not owned by Fortress and which are redeemable by an investor are reflected as Redeemable Non-controlling Interests in the accompanying consolidated financial statements and recorded at fair value.

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Year ended December 31, 2014
Beginning balance	$—
Capital contributions	56,771
Consolidation of Redeemable Non-Controlling interest of Investment Company	2,179
Redeemable Non-controlling Interests in income (loss) of Investment Company	(709)
Deconsolidation of Redeemable Non-Controlling interests in income (loss) of Investment Company	(56,524)
$1,717

The assets, liabilities, related operations and cash flows of Fortress’s asset management business and the Investment Company (as described above) are disclosed under the Investment Manager caption in the consolidated financial statements and accompanying footnotes; the consolidated Investment Company's related amounts are included under the Investment Company caption. Fortress also consolidates New Media and New Senior (as described below) whose assets, liabilities, related operations and cash flows are disclosed under the Non-Investment Manager caption in the consolidated financial statements and accompanying footnotes. The management fees and incentive income earned by Fortress from the Non-Investment Manager and the Investment Company are eliminated in consolidation; however, Fortress’s allocated share of the net income from the Non-Investment Manager and the Investment Company are increased by the amount of these eliminated fees. Accordingly, the consolidation of the Non-Investment Manager and the Investment Company have no material effect on Fortress’s earnings from the Non-Investment Manager and the Investment Company. For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 11.

Fortress has no obligation to satisfy the liabilities of the Non-Investment Manager or the Investment Company. Similarly, Fortress does not have the right to make use of the Non-Investment Manager or the Investment Company's assets to satisfy its obligations.

Non-Investment Manager

Consolidation of New Media

On February 14, 2014, Newcastle Investment Corp. ("Newcastle") (NYSE: NCT) completed the distribution of all of the common shares it held of New Media Investment Group Inc. ("New Media") (NYSE: NEWM), publishers of locally based print and online media in the United States, to its stockholders. Fortress entered into a management agreement with New Media and under the terms of the management agreement, Fortress manages the operations of New Media and in return receives a management fee of 1.5% per annum of New Media's Total Equity (as defined in the management agreement) and incentive income. In addition to these fees, in order to compensate Fortress for its successful efforts in raising capital for New Media, Fortress receives options to purchase shares of New Media's common stock in connection with each common stock offering. Fortress determined that New Media qualifies as a variable interest entity and, upon completion of Newcastle's distribution of New Media's common shares, that it was the primary beneficiary and therefore consolidates New Media. The operations of New Media consist of the consolidated operations of GateHouse Media, LLC ("GateHouse") and Local Media Group Holdings LLC ("Local Media"). Although New Media’s operating results impact net income, they do not have a material impact on the net income (loss) attributable to Fortress’s Class A shareholders, Class A basic and diluted earnings per share, or total Fortress’s shareholders’ equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of December 31, 2014, Fortress owned approximately 0.20% of New Media’s outstanding common stock.

The fiscal year of New Media ends on the Sunday closest to December 31.  Fiscal year 2014 includes 52 weeks.  New Media's fourth fiscal quarter ended on December 28, 2014, as such, all references to December 31, 2014 reflect New Media's interim

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

consolidated financial statements as of December 28, 2014, for the three months ended December 28, 2014 or for the period from February 14, 2014 to December 28, 2014, as applicable.

New Media is one of the largest publishers of locally based print and online media in the United States as measured by the number of daily publications. New Media operates in 379 markets across 27 states. New Media’s portfolio of products includes 452 community publications, 379 websites, 360 mobile sites, and six yellow page directories. New Media reaches over 14 million people per week and serves over 140,000 business customers.

For accounting purposes, the consolidation of New Media was treated as a business combination. The New Media assets and liabilities were recorded at their estimated fair values as of the date of consolidation. Any excess estimated over the New Media fair value was allocated to goodwill.

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

During the period from February 14, 2014 to December 31, 2014, New Media completed five acquisitions of regional media assets (which include publications and newspapers) for a total purchase price of $77.8 million. The related assets and liabilities were recorded at their estimated fair values as of the date of each acquisition. In January 2015, New Media completed the acquisition of substantially all of the assets from Halifax Media Group ("Halifax") for an aggregate purchase price of $280.0 million. New Media incurred an incremental $152.0 million of additional term and revolving debt under the New Media Credit Agreement that will mature on June 4, 2020 and June 4, 2019, respectively, to finance the Halifax acquisition. The term and revolving debt has an interest rate of LIBOR (with a minimum of 1%) plus 6.25% and original issue discount of $1.5 million was assumed related to this debt. In addition, New Media assumed $18.0 million of term debt in connection with the Halifax acquisition, $10.0 million of which has a fixed interest rate of 5.25% and a maturity date of December 31, 2016, and $8.0 million of which has an interest rate of LIBOR plus 6.25% and a maturity date of March 31, 2019.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Consolidation of New Senior

On November 7, 2014, Newcastle distributed the common shares of New Senior Investment Group Inc. ("New Senior", NYSE: SNR) to its shareholders. The Company entered into a management agreement as of the distribution date with New Senior in which it receives a management fee of 1.5% per annum of New Senior's Total Equity (as defined in the management agreement) and incentive income. The Company determined that New Senior qualifies as a variable interest entity and, upon completion of Newcastle's distribution of New Senior's common shares, that it is the primary beneficiary. As a result, the Company consolidated New Senior as of November 7, 2014. The Company has property management agreements to manage certain senior living properties owned by New Senior for which it receives property management fees ranging from 6% to 7% of revenues (as defined in the agreements) and reimbursements of certain expenses, including the compensation expense of all on-site employees.

New Senior invests in a diversified portfolio of senior housing properties across 27 states in the continental United States. New Senior was formed as Newcastle Senior Living Holdings LLC, a Delaware limited liability company in 2012 and was a wholly owned subsidiary of Newcastle. New Senior converted to a Delaware corporation on May 30, 2014 and changed its name to New
Senior Investment Group Inc. effective June 16, 2014. New Senior is currently headquartered in New York, NY.

New Senior owns 100 senior housing properties as of December 31, 2014. New Senior leases 57 of these properties to two tenants (the tenant for the "Holiday Portfolios" and the tenant for the "LCS Portfolio") under triple net lease agreements and engages three property managers — Holiday Acquisitions Holdings LLC (‘‘Holiday’’), a portfolio company that is majority owned by private equity funds managed by FIG LLC, FHC Property Management LLC (together with its subsidiaries, ‘‘Blue Harbor’’), and Jerry Erwin Associates, Inc. ("JEA") to manage 43 properties on a day-to-day basis (these properties are referred to herein as "Managed Properties"). The properties leased to the tenant for the Holiday Portfolios and the tenant for the LCS Portfolio consist of 52 dedicated independent living ("IL-only") properties, four continuing care retirement community ("CCRC") properties and one property with a combination of assisted living/memory care ("AL/MC"). New Senior's Managed Properties consist of four IL-only properties and 39 AL/MC properties.

For accounting purposes, the consolidation of New Senior was treated as a business combination. New Senior's assets and liabilities were recorded at their estimated fair values as of the date of consolidation. Any excess estimated over New Senior's fair value was allocated to goodwill.

Significant assumptions used in estimating fair values included the following:

•
Investments in senior housing real estate — The fair value of each senior housing property was determined using an income approach that required an estimation of net operating income for each property. Estimated net operating income for each property was based on information such as projected revenue, average occupancy, and average rental rates, and was converted to a value via the use of a discounted cash flow analysis. The fair value of each property was further allocated to (i) buildings, site improvements, and furniture fixtures and equipment via a cost approach, (ii) land via a market approach, and (iii) intangibles, as described below.

•
Intangible assets — Management estimated the fair value of in-place leases for each property by comparing the net present value of cash flows using as-is projections to the net present value of cash flows using lease-up projections. Lease-up projections were based on assumptions of gross income, expenses, and unit lease-up rates per month. Above or below market lease intangibles were valued using a discounted cash flow analysis that compared contract rent and market rent over the remaining lease term for each leased property.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the allocation of the estimated New Senior fair value to identifiable assets and liabilities as of the date of consolidation:

As of November 7, 2014
Cash and cash equivalents	$245,244
Investments in senior housing real estate	1,792,166
Goodwill	243,402
Intangibles assets	282,059
Other assets	35,932
Total assets	2,598,803
Less:
Mortgage notes payable	1,260,633
Accrued expenses and other liabilities	56,653
Net assets	$1,281,517
Non-controlling interests in equity of New Senior	$1,254,784

During the period from November 7, 2014 to December 31, 2014, New Senior completed one acquisition of an AL/MC property for a total purchase price of $15.7 million. The related assets and liabilities were recorded at their estimated fair values as of the date of acquisition. In January 2015, New Senior completed the acquisition of one portfolio containing four IL-only properties for a total purchase price of $36.3 million.

If New Media, New Senior and related completed acquisitions had been consolidated as of January 1, 2013, total revenue would have increased by approximately $789.4 million and $1,367.7 million for the twelve months ended December 31, 2014 and 2013, respectively. In addition, net income would have increased (decreased) by $(75.3) million and $697.5 million (including net gain on reorganization and bankruptcy plan adjustments of $844.1 million and impairment charges of $159.3 million) for the twelve months ended December 31, 2014 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s investments in the Fortress Funds.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations and Mortgage Notes Payable	5	The balance outstanding on the Investment Manager's and New Media's credit agreement and New Senior's mortgage notes payable.

The debt obligations of New Media, New Senior and the Investment Company are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of New Media, New Senior or the Investment Company. Similarly, Fortress does not have the right to make use of New Media, New Senior or the Investment Company's assets to satisfy its obligations.

New Media, New Senior and the Investment Company’s debt obligations have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Principals' and Others' Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals' and a former senior employee's ownership interests in Fortress Operating Group as well as employees' ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation
Gains (Losses)	4
The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the publicly traded permanent capital vehicles and publicly traded portfolio company).

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

Income tax benefit (expense) for the Investment Manager and Non-Investment Manager are calculated separately and the taxable income (loss) of the Non-Investment Manager does not impact the amount of income tax benefit (expense) for the Investment Manager (and vice versa).

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

In February 2015, the FASB issued an accounting standard update on consolidation. The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2. The standard amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. Fortress is currently assessing the impact of the standard and may elect to early adopt. Upon the adoption of the new standard, certain VIEs consolidated by Fortress may no longer be required to be consolidated.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Non-controlling interests in equity of Non-Investment Manager represent the interests in New Media and New Senior that are not owned by Fortress.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Options Received - Fully vested options are issued to Fortress by certain of the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the publicly traded permanent capital vehicles' option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as Gains (Losses). Any options held by Fortress in consolidated VIEs (New Media and New Senior) are eliminated in consolidation.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

Resident Fees and Services - Resident fees and services include monthly rental revenue, care income and ancillary income earned by New Senior. Resident fees and services are recognized monthly as services are provided. Lease agreements with residents are cancelable by the resident with thirty days’ notice. Ancillary income primarily relates to non-refundable community fees. Non-refundable community fees are recognized on a straight-line basis over the average length of stay of residents, which New Senior estimates to be approximately 24 months for AL/MC and CCRC properties, and approximately 33 months for IL-only properties.

Rental Revenue - Rental revenue from New Senior's triple net lease properties is recognized on a straight-line basis over the applicable term of the lease when collectability is reasonably assured. New Senior's triple net lease arrangements provide for periodic and determinable increases in base rent. Recognizing rental revenue on straight-line basis typically results in recognizing revenue in excess of cash amounts contractually due from New Senior's tenants during the first half of the lease term, creating a straight line receivable that is included in Non-Investment Manager other assets. As of December 31, 2014, straight-line rent receivable was $4.3 million.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectable amounts of $2.3 million and $3.3 million as of December 31, 2014 and 2013, respectively, and changes thereto were recorded as General and Administrative expense.

	Other Assets			Other Liabilities
	December 31,			December 31,
	2014	2013		2014	2013
Fixed assets	$154,525	$115,392	Current taxes payable (Note 6)	$4,204	$1,941
Accumulated depreciation	(99,412)	(81,548)	Accrued expenses and accounts payable	25,634	16,790
Receivables	24,997	65,545	Deferred rent	7,459	7,531
Equity securities	17,627	23,005	Unearned income	10,694	10,811
Digital currency (Bitcoin)	6,828	16,298	Derivatives	932	1,820
Prepaid compensation, net	13,091	16,626	Accrued fee liability (Note 9)	30,000	—
Prepaid expense	17,418	14,486	Miscellaneous liabilities	9,064	10,937
Goodwill and intangibles	10,417	9,421		$87,987	$49,830
Accumulated amortization	(8,345)	(8,264)
Derivatives	27,105	9,749
Miscellaneous assets, net	9,225	9,885
	$173,476	$190,595

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

-
Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. During the year ended December 31, 2014, Fortress recognized an impairment charge of $11.5 million. Fortress recorded a $1.7 million unrealized loss in the fourth quarter of 2014.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value.

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in Gains (Losses). Net payments under these derivatives are similarly recorded, but as realized.

In order to reduce interest rate risk, Fortress has and may enter into interest rate hedge agreements. To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (1) the items to be hedged expose Fortress to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Fortress’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, the transaction is probable. In addition, the hedging relationship must be properly documented. Effectiveness is periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and the items being hedged. Fortress did not enter into any interest rate swaps during 2014, 2013 and 2012.

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

Fortress did not have any derivatives designated as hedges for 2014, 2013 and 2012.

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

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2014	2013
Direct - Investment Manager
Net foreign currency translation adjustments	$(2,416)	$(1,522)
Direct - Non-Investment Manager - consolidated VIEs
Other	(10)	—
Accumulated other comprehensive income (loss)	$(2,426)	$(1,522)

The amounts reclassified from accumulated other compensative income (loss) to components of net income (loss), if any, were immaterial for each period presented.

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2014, 2013 and 2012.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

For profit sharing plans related to hedge funds and permanent capital vehicles, where incentive income is received on an annual basis, the related compensation expense is accrued during the period for which the related payment is made. In addition, certain of Fortress's employees are granted partial rights in options it holds in the publicly traded permanent capital vehicles (the "tandem options"). The fair value of these rights are recorded as profit sharing compensation expense at that time. The related liability, included in accrued compensation and benefits, is marked to fair value through compensation expense until such time as the rights are exercised or expire.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

General

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

Goodwill and Intangibles - Intangible assets related to New Media consist of advertiser, customer and subscriber relationships, mastheads and trade names. These intangible assets are recorded at fair value at the date of acquisition. New Media estimates the fair value of the advertiser, customer and subscriber relationships and the trade names using the multi-period excess earnings method under the income approach. This valuation method is based on first forecasting revenue for the existing customer base and then applying expected attrition rates. Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

Intangible assets related to New Senior consist of above or below market lease intangibles, in-place lease intangibles and other intangibles.

Above or below market lease intangibles related to the senior housing business primarily reflect the difference between contract rent and market rent over the remaining lease term for each leased property, on a discounted basis. Above/below market lease intangibles also include ground lease intangibles that are amortized over the contractual lives of the leases.

New Senior estimates the fair value of in-place leases as (i) the present value of the estimated rental revenue that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant, and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period. The acquisition date fair value of in-place lease intangibles is amortized over the average length of stay of the residents at the senior housing properties on a straight-line basis, which is estimated to be 24 months for AL/MC and CCRC properties and 33 months for IL-only properties.

Other intangibles are primarily comprised of non-compete intangibles. Non-compete intangibles reflect the fair value of non-compete agreements at acquisition. New Senior estimates the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place. The acquisition date fair value of the non-compete intangibles is amortized over the non-compete period on a straight-line basis.

Amortization of intangible assets is included within depreciation and amortization on the consolidated statements of operations and is calculated using the straight-line method based on the following estimated useful lives:

New Media
Advertiser relationships	14 - 16 years
Customer relationships	14 - 16 years
Subscriber relationships	13 - 16 years
Trade names	10 years
Non-compete agreements	5 years

New Senior
Above or below market lease	17 - 82 years
In-place lease intangibles	2 - 3 years
Other intangibles	5 - 13 years

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Goodwill and intangible assets consisted of the following:

	December 31, 2014
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Amortized intangible assets, New Media:
Advertiser relationships	$64,271	$(3,445)	$60,826
Customer relationships	7,763	(369)	7,394
Subscriber relationships	38,923	(2,084)	36,839
Trade name	262	(24)	238
Non-compete agreements	200	—	200
Total New Media	111,419	(5,922)	105,497

Amortized intangible assets, New Senior:
Above or below market lease intangibles	32,950	(262)	32,688
In-place lease intangibles	245,675	(16,121)	229,554
Other intangibles	4,426	(91)	4,335
Total New Senior	283,051	(16,474)	266,577
Total	$394,470	$(22,396)	$372,074

Nonamortized intangible assets:
Mastheads			51,245
Other			500
Total intangible assets, net			$423,819
Goodwill			$370,375

As of December 31, 2014, the weighted average amortization periods for amortizable intangible assets are 15.7 years for advertiser relationships, 15.9 years for customer relationships, 15.9 years for subscriber relationships, 10.0 years for trade names and 5.0 years for non-compete agreements. The weighted average amortization period in total for all amortizable intangible assets is 15.8 years.

As of December 31, 2014, the weighted average amortization periods for amortizable intangible assets are 23.5 years for above or below market lease intangibles, 2.0 years for in-place lease intangibles, and 8.5 years for other intangibles. The weighted average amortization period in total for all amortizable intangible assets is 4.9 years.

Amortization expense related to amortizable intangible assets for the period from February 14, 2014 to December 31, 2014 was $22.4 million. Estimated future amortization expense as of December 31, 2014, is as follows:

	New Media	New Senior
2015	$7,195	$112,217
2016	7,195	101,203
2017	7,195	23,283
2018	7,195	2,187
2019	7,195	2,069
Thereafter	69,522	25,618
Total	$105,497	$266,577

Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in New Media’s or New Senior's stock price. An annual impairment assessment is performed on each of New Media's or New Senior's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the amount of impairment is calculated as the excess of the carrying value of goodwill over its implied fair value. In June 2014, New Media performed an impairment assessment of its goodwill and intangible assets for each of its reporting units. Based on its assessment, no impairment was identified.

Impairment of Senior Housing Real Estate, Property, Plant and Equipment and Finite-lived Intangible Assets - The recoverability of long-lived assets, including fixed assets and definite lived intangible assets, is estimated whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable.

In the case of New Media, impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for New Media’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.

New Senior periodically evaluates its long-lived assets, including definite lived intangible assets, primarily consisting of senior housing real estate, for impairment indicators. If indicators of impairment are present, New Senior evaluates the carrying value of the related senior housing real estate in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, New Senior considers market conditions and its current intentions with respect to holding or disposing of the asset. New Senior adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. New Senior recognizes an impairment loss at the time it makes any such determination.

New Media did not record any impairment charges related to its fixed assets and related intangibles for the period from February 14, 2014 to December 31, 2014.

New Senior did not record any impairment charges related to its real estate assets and related intangibles for the period from November 7, 2014 to December 31, 2014.

The newspaper industry and New Media have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, this may require impairment charges to be recorded in the future.

Cash Equivalents - Cash equivalents represent certificates of deposit which have original maturities of three months or less.

Other Assets and Other Liabilities - Other assets are presented net of allowances for uncollectible amounts of $5.0 million as of December 31, 2014. Other assets and liabilities of the Non-Investment Manager are comprised of the following:

	Other Assets		Other Liabilities
	December 31, 2014		December 31, 2014
Accounts receivable, net	$87,659	Accounts payable and accrued expenses	$59,617
Deferred financing costs	3,252	Security deposits payable	22,695
Prepaid expenses	12,346	Dividends payable	15,284
Escrows held by lender	10,768	Pension and other post retirement benefit obligations	13,794
Deposits	8,582	Miscellaneous liabilities	22,461
Inventory	9,824		$133,851
Miscellaneous assets, net	24,099
	$156,530

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Other Assets

-
Accounts Receivable - Accounts receivable are stated at amounts due from customers and tenants, net of an allowance for uncollectible accounts. Allowance for uncollectible accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required.

-	Deferred Financing Costs - New Media amortizes deferred financing costs as a component of interest expense over the terms of the related borrowings using the effective interest rate method.

-	Prepaid Expenses - Prepaid expenses consists primarily of prepaid insurance and prepaid rent and are expensed over the useful lives of the goods or services.

-
Escrows held by lender - Escrows held by lender represent amounts deposited in tax, insurance, and replacement reserve escrow accounts that are related to mortgage notes collateralized by New Senior's properties.

-	Deposits - Deposits consist primarily of workers compensation premiums and health care insurance funds related to New Media.

-
Inventory - Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2014, New Media purchased approximately 95% of newsprint from one vendor.

Other Liabilities

-
Accounts Payable and Accrued Liabilities - Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued liabilities reflect invoices that have not yet been received.

-
Security Deposits Payable - Security deposits payable relate to deposits made by tenants for the triple net lease properties. Security deposits are due to the tenants at the end of the initial terms of the leases, which range from approximately 15 to 17 years.

-	Dividends Payable - Dividends payable represent dividends declared and payable to New Senior common stockholders.

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

The following provides information on the components of net periodic benefit cost (income) and other changes in plan assets and benefit obligations recognized in other comprehensive income for the pension plans and postretirement medical and life insurance plans for the period from February 14, 2014 to December 31, 2014:

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Period from February 14, 2014
	to December 31, 2014
Components of net periodic benefit cost (income):	Pension	Postretirement
Service cost	$300	$21
Interest cost	1,191	245
Expected return on plan assets	(1,624)	—
Net periodic benefit cost (income)	$(133)	$266

Components of changes in plan assets and benefit obligations recognized in other comprehensive income:	Pension	Postretirement
Net actuarial (gain) loss	$4,549	$377

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

New Media

Deferred Revenue - Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until services are performed or the product is delivered.

Fixed Assets - Fixed assets are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives, principally 21 to 38 years for buildings, 4 to 10 years for buildings improvements, 1 to 15 years for machinery and equipment, and 1 to 9 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Fixed assets for New Media consisted of the following:

December 31, 2014
Land	$25,813
Buildings and improvements	127,428
Machinery and equipment	144,203
Furniture, fixtures, and computer software	15,051
Construction in progress and other non-depreciating assets	2,063
314,558
Less: accumulated depreciation	(30,772)
Total	$283,786

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Depreciation expense related to fixed assets of New Media for the period from February 14, 2014 to December 31, 2014, was $30.8 million.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Media has determined that it is more likely than not that its existing deferred tax assets will not be realized, and accordingly has provided a full valuation allowance. Any changes in the scheduled reversals of deferred taxes may require an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

New Media accounts for uncertain tax positions under the provisions of ASC 740. New Media does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. New Media recognizes penalties and interest relating to uncertain tax positions in tax expense.

New Senior

Investments in Senior Housing Real Estate, Net - Real estate investments are recorded at cost less accumulated depreciation. New Senior accounts for acquisitions using the acquisition method and allocate the consideration for the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangible assets primarily include the value of in-place resident leases. Transaction costs are expensed as incurred and included within Non-Investment Manager - General, administrative and other expenses on the consolidated statements of operations. In allocating the acquisition consideration between net tangible and identified intangible assets acquired and liabilities assumed, New Senior makes estimates of the fair value of the tangible and intangible assets acquired and liabilities assumed using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The fair value of the buildings acquired is determined on an as-if-vacant basis.

Depreciation is calculated on a straight-line basis using estimated remaining useful lives not to exceed forty years for buildings, three to ten years for building improvements and three to five years for other fixed assets. Expenditures for repairs and maintenance are expensed as incurred.

Income Taxes - New Senior intends to elect and qualify as a REIT under the requirements of the Code. Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of New Senior’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain of New Senior's activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the consolidated statements of operations. As of December 31, 2014, New Senior had no uncertain tax provisions.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Management fees, incentive income and Fortress's investments and options held in connection with Investment Company and Non-Investment Manager are eliminated in consolidation.

The Fortress Funds are divided into segments and Fortress's agreements with each are detailed below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2014	2013	2012
Private Equity
Private Equity Funds
Management fees: affil.	$135,549	$133,725	$118,617
Management fees: non-affil.	364	493	394
Incentive income: affil.	22,094	27,790	2,612

Permanent capital vehicles
Management fees: affil.	59,178	58,206	53,355
Management fees, options: affil.	3,346	42,516	21,524
Management fees: non-affil.	2,910	3,807	3,902
Incentive income: affil.	56,299	15,653	—

Liquid Hedge Funds
Management fees: affil.	116,526	85,807	63,509
Management fees: non-affil.	21,365	24,815	14,023
Incentive income: affil.	15,835	107,463	43,089
Incentive income: non-affil.	232	43,238	24,556

Credit Funds
Credit Hedge Funds
Management fees: affil.	113,712	101,699	100,835
Management fees: non-affil.	146	191	359
Incentive income: affil.	120,255	190,581	126,832
Incentive income: non-affil.	—	—	130

Credit PE Funds
Management fees: affil.	96,586	95,787	98,250
Management fees: non-affil.	129	138	143
Incentive income: affil.	147,897	78,341	73,905
Incentive income: non-affil.	1,396	1,145	1,476

Logan Circle
Management fees: affil.	3,025	2,543	—
Management fees: non-affil.	44,034	33,351	26,796
Incentive income: non-affil.	106	—	—

Total
Management fees: affil.	$527,922	$520,283	$456,090
Management fees: non-affil.	$68,948	$62,795	$45,617
Incentive income: affil. (A)	$362,380	$419,828	$246,438
Incentive income: non-affil.	$1,734	$44,383	$26,162

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $108.7 million, $271.2 million and $184.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, Fortress recognized $147.9 million, $78.3 million and $72.6 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2012	$894,278		$(662,432)	$231,846	$527,432
Fortress Funds which matured (no longer subject to clawback)	(2,180)		2,180	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	293,663
Distribution of private equity funds and Credit PE funds incentive income	124,235		N/A	124,235	(124,235)
Distribution of private permanent capital vehicle incentive income	527		N/A	527	(527)
Recognition of previously deferred incentive income	N/A		(107,276)	(107,276)	N/A
Changes in foreign exchange rates	(1,776)		—	(1,776)	N/A
Deferred incentive income as of December 31, 2013	$1,015,084		$(767,528)	$247,556	$696,333
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	399,213
Distribution of private equity funds and Credit PE funds incentive income	226,780		N/A	226,780	(226,780)
Distribution of private permanent capital vehicle incentive income	217		N/A	217	(217)
Recognition of previously deferred incentive income	N/A		(171,387)	(171,387)	N/A
Changes in foreign exchange rates	1,360		—	1,360	N/A
Deferred incentive income as of December 31, 2014	$1,243,441	(E)	$(938,915)	$304,526	$868,549	(E)
Deferred incentive income including Fortress Funds which matured	$1,297,097		$(992,571)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At December 31, 2014, the net undistributed incentive income is comprised of $935.4 million of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2014 at their net asset values.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

(D)
From inception to December 31, 2014, Fortress has paid $578.4 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of December 31, 2014, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $935.4 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $479.1 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2014
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		621,356
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		103,855
Distributed incentive income - Private Permanent Capital Vehicle in Investment Period or Commitment Period		744
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,243,441

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2014
Undistributed incentive income - Private Equity Funds		$15,910
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		1,777
Undistributed incentive income - Credit PE Funds		574,448
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		249,945
Undistributed incentive income - Private Permanent Capital Vehicle in Investment Period or Commitment Period		6,266
Undistributed incentive income - Hedge Funds (total)		87,106
Undistributed incentive income - Logan Circle		—
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$868,549

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2014, 2013 and 2012, management fees of $6.0 million, $4.7 million and $3.9 million, respectively, and incentive income, exclusive of tax distributions, of $4.0 million, $6.0 million and $4.9 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of December 31, 2014:
Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$ N/A	$ N/A	$ N/A
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	N/A	344,939	N/A	N/A	N/A
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	2,875	1,471,477	—	N/A	566	288,840	—	—	—
Fund III (2004)	Jan-15	2,762,992	(2,138,525)	1,346,591	722,124	2,023,927	1,301,803	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(225,188)	71,586	23,125	239,034	215,909	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,311,000)	2,767,275	438,714	2,729,927	2,291,213	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(257,811)	459,208	(45,677)	583,050	628,727	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,354,986)	4,647,500	1,898,773	2,424,873	579,099	4,599	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(173,409)	491,723	(325,348)	651,340	976,688	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(62,741)	(787,261)	605,276	1,392,537	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(541,152)	1,927,349	925,038	1,165,531	240,493	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(344)	976,402	(6,033)	751,758	757,791	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	332,966	(109,339)	312,781	89,154	—	N/A	8,606	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	80,781	(26,479)	75,699	21,397	—	N/A	2,139	—	—	—	—
								$15,910	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
MSR Opportunities II A (2013)	Jul-23	$55,761	$(10,492)	$54,944	$9,675	$—	$ N/A	$1,430	$—	$—	$—	$—
MSR Opportunities II B (2013)	Jul-23	797	(149)	778	130	—	N/A	19	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	12,785	(2,409)	12,600	2,224	—	N/A	328	—	—	—	—
Italian NPL Opportunities (2013)	Sep-24	36,199	(3,417)	29,972	(2,810)	616	3,426	—	—	—	—	—
								$1,777	$—	$—	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(89,887)	$310,314	$132,876	$146,299	$13,423	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(147,790)	202,378	75,888	114,886	38,998	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(272,641)	201,352	130,837	—	N/A	17,835	6,473	—	—	—
LDVF Patent Fund (2007)	Nov-27	40,664	(37,913)	35,316	32,565	—	N/A	1,640	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(335,000)	131,430	107,406	—	N/A	11,439	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,548,858	(6,964,273)	1,259,585	2,675,000	—	N/A	183,519	342,110	148,313	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,266,715	(2,348,963)	1,092,635	1,174,883	—	N/A	136,472	93,964	25,089	—	—
FCO Managed Account (2010)	Jun-22	576,608	(553,732)	338,493	315,617	—	N/A	47,585	12,347	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(35,747)	15,098	39,845	—	N/A	2,537	4,949	—	—	—
Japan Opportunity Fund (2009)	Jun-19	907,787	(1,313,907)	553,606	959,726	—	N/A	89,132	116,662	19,771	—	—
Net Lease Fund I (2010)	Feb-20	152,851	(225,489)	1,646	74,284	—	N/A	221	9,528	5,896	—	—
Real Estate Opportunities Fund (2011)	Sep-24	534,278	(243,376)	420,747	129,845	—	N/A	9,432	1,906	490	—	—
Global Opportunities Fund (2010)	Sep-20	327,399	(154,539)	244,829	71,969	—	N/A	12,053	1,979	1,979	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	651,640	(233,544)	623,193	205,097	—	N/A	32,556	9,811	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	633,667	(215,901)	628,910	211,144	—	N/A	28,906	11,812	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	56,692	(36,018)	39,612	18,938	—	N/A	1,121	2,647	1,257	—	—
								$574,448	$621,356	$202,795	$—	$—

Credit PE Funds in Investment Period or Commitment Period
Credit Opportunities Fund III (2011)	Mar-24	$3,088,327	$(1,284,092)	$2,386,123	$581,888	$—	$ N/A	$93,056	$20,852	$—	$—	$—
FCO Managed Accounts (2008-2012)	Apr-22 to Mar-27	3,843,062	(2,679,311)	2,379,452	1,215,701	—	N/A	156,889	83,003	34,084	—	—
Life Settlements Fund (2010)	Dec-22	397,361	(299,330)	72,534	(25,497)	74,266	99,763	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	32,525	(24,482)	5,731	(2,312)	6,100	8,412	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	147,138	—	147,190	52	4,021	3,969	—	—	—	—	—
								$249,945	$103,855	$34,084	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Permanent Capital Vehicle in Investment Period or Commitment Period
WWTAI (2011)	Jan-25	$699,189	$(117,824)	$653,724	$72,360	$—	N/A	$6,266	$744	$744	$—	$—

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$839,147	$ (F)	$41,283
Eurocastle Investment Limited ("Eurocastle")	488,562	178,400	39,217
New Residential Investment Corp. ("New Residential")	1,372,498	—	71,952
New Media (W)	492,807	—	198
New Senior (W)	811,782	4,824	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,501,833	$20,016	19.9%	$—	$2,647
Single investor funds	991,070	17,998	16.4%	—	1,142
Sidepocket investments (R)	10,545	8,053	N/A	147	334
Sidepocket investments - redeemers (S)	115,567	65,589	N/A	982	1,217
Managed accounts	543,196	19,393	0.4%	—	17

Asia Macro Funds (T)
Main fund investments	3,019,082	14,238	58.5%	—	8,892
Managed accounts	289,840	2,280	40.6%	—	172

Fortress Convex Asia Funds (T)
Main fund investments	183,679	9,806	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	21,915	10,911	0.2%	—	1,354
Sidepocket investments (R)	91,106	4,576	N/A	5,440	—

Fortress Centaurus Global Funds (T)
Main fund investments	32,628	—	100.0%	—	173

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,711,782	$—	100.0%	$—	$90,797
Sidepocket investments (R)	65,899	7	N/A	4,974	—
Sidepocket investments - redeemers (S)	193,687	49,014	N/A	5,679	1,217
Main fund investments (liquidating) (U)	511,918	—	100.0%	69,884	24,833
Managed accounts	3,674	46,214	0.0%	—	—

Worden Funds
Main fund investments	259,111	590	91.7%	—	3,445

Fortress Japan Income Fund
Main fund investments	44,362	N/A	0.0%	—	—

Value Recovery Funds (V)
Managed accounts	8,523	8,199	0.0%	—	—

Logan Circle
Main fund investments	$68,088	$—	0.0%	$—	$—
Managed accounts	277,986	3,347	20.4%	—	106

(A)	Vintage represents the year in which the fund was formed.

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
DECEMBER 31, 2014
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

(F)
Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the company's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of December 31, 2014, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of December 31, 2014, a portion of Fund V's capital is above the incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2014, Fortress held $32.1 million of such amounts on behalf of employees related to all of the private equity funds.

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

(O)
Represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned is excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)
Represents the amount of incentive income Fortress has earned which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at December 31, 2014, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at December 31, 2014, the undistributed incentive income from the Macro main fund would not be impacted.

(S)
Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (Q) above).

(T)	Includes onshore and offshore funds. In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule Asset Management on the affiliated manager platform.

(U)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(V)
Excludes the Value Recovery Funds which had a NAV of $191.0 million at December 31, 2014. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

(W)
Fortress has a management agreement with New Media and New Senior whereby it may earn incentive income. New Media and New Senior are VIEs consolidated by Fortress (see Note 1) and as a result any incentive income earned by Fortress is eliminated in consolidation. However, Fortress has included New Media and New Senior in the above tables solely for informational purposes.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2014, which included the private equity fund that was consolidated and included under the Investment Company caption.

Fortress and
Total Original Capital	Affiliates Original Capital	Carrying Value	Percent of Capital	Longest Capital Commitment	Longest Fund	Annual	Incentive	Incentive Income
Commitments	Commitments	of Fortress's	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)
$20,059,994	$2,238,688	$677,365	88.4%	Sep-2016	Sep-2024	1.0% - 1.5%	10% - 20%	8% - 10%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2014 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$165,637	$568,102	$819,106	$1,552,845	$685,843	$2,238,688

(C)	Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)
Expressed as a percentage. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For certain funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted average (by AUM) management fee rate as of December 31, 2014 was approximately 1.2%.

(E)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted average (by AUM) incentive income rate as of December 31, 2014 was approximately 19.7%, and the weighted average (by AUM) threshold rate was approximately 8.2%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the private equity funds. As of December 31, 2014, for funds where Fortress is entitled to incentive income and profit sharing has been assigned, this portion was equal to approximately 26.5%, based on a weighted average by total capital commitments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

During 2014, certain PE Funds (Fund II, FRID and FRIC) substantially liquidated their respective remaining investments. These funds distributed a majority of the sale of proceeds to their respective investors and final liquidation was completed in November and December 2014 for FRID and FRIC, respectively. During 2014, Fortress received additional net incentive income of $0.9 million from Fund II and returned $16.4 million to FRID representing prior net incentive income distributions received ($10.0 million net of employee amounts). No remaining clawback amount exists for these funds.

Permanent Capital Vehicles

The publicly traded permanent capital vehicles are comprised of Newcastle (NYSE: NCT), New Residential (NYSE: NRZ), New Media (NYSE: NEWM), New Senior (NYSE: SNR) and Eurocastle (NYSE Euronext, Amsterdam: ECT). Fortress also manages a private permanent capital vehicle, WWTAI. The table below includes New Media and New Senior which are eliminated in consolidation.

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress's Investments (C)
1.25% - 1.5%	10% - 25%	8% - 10%	$19,456

(A)	Expressed as a percent of gross equity, as defined, or fee paying assets under management.

(B)
The incentive income from publicly traded capital vehicles is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company's gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from Newcastle has been discontinued for an indeterminate period of time. The incentive income from the private permanent capital vehicle is expressed as a percentage of the total return of the fund. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the private permanent capital vehicle and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to the private permanent capital vehicle if, upon liquidation, such amounts exceeded the actual amount of incentive income due.

(C)	The carrying value of Fortress's Investments includes the equity value of New Media and New Senior shares held by Fortress of $4.6 million, which is eliminated in consolidation.

The management agreements between Fortress and the publicly traded permanent capital vehicles provide for initial terms of up to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the publicly traded permanent capital vehicles' boards of directors.

As of December 31, 2014, the private permanent capital vehicle had a total original capital commitment of $994.6 million, of which $8.0 million represented Fortress's original capital commitment. As of December 31, 2014, 59.9% of the capital commitments had been drawn and the fund's capital commitment period will end in January 2016.

Fortress owns a senior living property management subsidiary (Blue Harbor). As of December 31, 2014, this subsidiary had agreements to manage 24 senior living properties, including 22 which are owned by New Senior and two which are owned by a third party. Fortress generally receives management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years of the agreements and 7.0% thereafter. In addition, Fortress receives reimbursement for certain expenses, including all of the compensation expense associated with the 1,674 on-site employees.

In addition, Fortress raised equity within Newcastle, New Residential, New Media and Eurocastle as described in Note 4.

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

Management fees, incentive income and expense reimbursements earned by Fortress from New Media and New Senior, as applicable, are eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, including related managed accounts, as of December 31, 2014.

Assets Under	Carrying Value of	Annual	Incentive
Management (AUM) (A)	Fortress's Investments (A)	Management Fee (A) (B)	Income (A) (C)
$8,127,688	$167,630	1% - 2%	15% - 25%

(A)
Includes certain information relating to the Fortress Asia Macro Funds, including related managed accounts which transitioned to a new asset management business on the affiliated manager platform in January 2015.

(B)
Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2014 was approximately 1.8%.

(C)
Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2014 was approximately 20.0%.

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2014.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
Fortress Originated	$5,973,116	$57,224	1% - 2.75%	10% - 20%
Non-Fortress Originated	200,285	—	1%	5%

(A) For Fortress originated AUM, expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2014 was approximately 2%. For non-Fortress originated AUM, management fees are equal to 1% of realized proceeds.

(B) For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold.

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds, including related managed accounts, as of December 31, 2014.

Total	Fortress and	Carrying	Percent of	Longest	Longest			Incentive
Original	Affiliates	Value	Capital	Capital	Fund	Annual		Income
Capital	Original Capital	of Fortress's	Commitments	Commitment	Termination	Management	Incentive	Threshold
Commitments (A)	Commitments (B)	Investments	Drawn	Period Ends (C)	Date (D)	Fee (E)	Income (F)	Return (F)
$15,855,192	$933,002	$183,127	67.3%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0% - 9%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2014 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$97,164	$160,720	$405,404	$663,288	$269,714	$933,002

(C)	Only $1.1 billion of the total capital commitments extend beyond December 2017.

(D)
Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board. $1.9 billion of the total commitments extend beyond December 2024.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

(E)
Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2014 was approximately 1.4%.

(F)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2014 was approximately 19.9% and the weighted average threshold was approximately 7.6%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the credit PE funds. As of December 31, 2014, for funds where profit sharing has been assigned, this portion was equal to approximately 51.4%, based on a weighted average by total capital commitments.

Traditional Asset Management Business

Logan Circle is an asset manager with approximately $32.3 billion in assets under management as of December 31, 2014, which Fortress acquired in April 2010. As of December 31, 2014, the Logan Circle AUM pays an average annual management fee of approximately 0.16%.

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” — see Note 8).

During the year ended December 31, 2014, Logan Circle began managing two new fixed income funds which had a total net asset value of $110.5 million as of December 31, 2014.

4. INVESTMENTS AND FAIR VALUE

Investment Manager

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31, 2014	December 31, 2013
Equity method investees	$1,099,948	$1,174,878
Equity method investees, held at fair value (A)	10,595	78,388
Total equity method investments	$1,110,543	$1,253,266
Options in equity method investees (B)	$45,734	$104,338

(A)
Includes publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014), as well as the publicly traded permanent capital vehicles (Newcastle, New Residential and Eurocastle). Does not include New Media and New Senior which are eliminated in consolidation.

(B)	Does not include options held by Fortress in New Media and New Senior which are eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Gains (losses) can be summarized as follows:

	Year Ended December 31,
	2014		2013	2012
Net realized gains (losses)	$(939)		$1,247	$1,101
Net realized gains (losses) from affiliate investments	47,624	(A)	12,030	(80)
Net unrealized gains (losses)	19,790		6,273	332
Net unrealized gains (losses) from affiliate investments	(74,788)	(A)	34,383	47,568
Total gains (losses)	$(8,313)		$53,933	$48,921

(A)	Includes the impact of the sale of GAGFAH which was completed in June 2014.

These gains (losses) were generated as follows:

	Year Ended December 31,
	2014	2013	2012
Mark to fair value on affiliate investments and options	$(26,768)	$46,371	$47,506
Mark to fair value on derivatives	26,715	8,402	264
Mark to fair value on equity securities	1,395	2,962	—
Gains (losses) on digital currency (Bitcoin)	(9,470)	(3,702)	—
Other	(185)	(100)	1,151
Total gains (losses)	$(8,313)	$53,933	$48,921

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with investments also in Western Europe and Asia. There are some concentrations, mainly in the private equity funds, in the financial services, transportation and infrastructure, leisure and gaming, real estate (including Florida commercial real estate, media and senior living sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and borrowings.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2014, which comprised approximately 26% of its equity method investments, is in a fund with a single investment which focuses on the U.S. rail transportation and real estate sectors.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	December 31,	December 31,	Year Ended December 31,
	2014	2013	2014	2013	2012
Private equity funds, excluding NIH	$677,309	$786,093	$36,407	$82,024	$104,562
NIH	—	—	—	(554)	230
Publicly traded portfolio companies (A)(B)	1,035	63,001	N/A	N/A	N/A
WWTAI	5,284	3,801	70	456	183
Newcastle (B)	776	5,953	N/A	N/A	N/A
New Residential (B)	6,622	6,928	N/A	N/A	N/A
Eurocastle (B)	2,162	2,506	N/A	N/A	N/A
Total private equity	693,188	868,282	36,477	81,926	104,975
Liquid hedge funds	167,630	158,920	3,844	13,124	17,505
Credit hedge funds	57,224	58,825	8,236	12,242	11,469
Credit PE funds	183,127	159,044	28,693	29,824	22,176
Other	9,374	8,195	943	(250)	405
	$1,110,543	$1,253,266	$78,193	$136,866	$156,530

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014).

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Private Equity
	NIH	Other Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment - December 31, 2012	$1,177	$715,742	$67,312	$14,118	$180,664	$58,507	$166,482	$7,682	$1,211,684
Earnings from equity method investees	(554)	82,024	N/A	456	13,124	12,242	29,824	(250)	136,866
Other comprehensive income from equity method investees	12	—	N/A	—	—	—	—	—	12
Contributions to equity method investees (B)	—	18,242	320	(1,018)	61,084	166,457	40,251	910	286,246
Distributions of earnings from equity method investees	—	(27,721)	N/A	(560)	(22,159)	(12,365)	(21,731)	(12)	(84,548)
Distributions of capital from equity method investees (B)	(635)	(5,193)	N/A	(153)	(73,793)	(166,016)	(54,994)	(135)	(300,919)
Total distributions from equity method investees	(635)	(32,914)	N/A	(713)	(95,952)	(178,381)	(76,725)	(147)	(385,467)
Mark to fair value - during period (C)	N/A	802	11,561	6,150	N/A	N/A	N/A	N/A	18,513
Translation adjustment	—	—	2,633	195	—	—	(764)	—	2,064
Dispositions	—	—	(18,825)	—	—	—	(24)	—	(18,849)
Reclassification to Due to Affiliates (D)	—	2,197	—	—	—	—	—	—	2,197
Investment - December 31, 2013	—	786,093	63,001	19,188	158,920	58,825	159,044	8,195	1,253,266
Earnings from equity method investees	—	36,407	N/A	70	3,844	8,236	28,693	943	78,193
Other comprehensive income from equity method investees	—	—	N/A	—	—	—	—	—	—
Contributions to equity method investees (B)	—	2,944	—	5,640	89,324	168,699	43,331	596	310,534
Distributions of earnings from equity method investees	—	(70,409)	N/A	(79)	(4,487)	(7,483)	(28,477)	(32)	(110,967)
Distributions of capital from equity method investees (B)	—	(78,155)	N/A	(4,148)	(128,505)	(171,053)	(17,124)	(118)	(399,103)
Total distributions from equity method investees	—	(148,564)	N/A	(4,227)	(132,992)	(178,536)	(45,601)	(150)	(510,070)
Mark to fair value - during period (C)	N/A	(1,795)	5,200	(1,268)	N/A	N/A	N/A	N/A	2,137
Translation adjustment	—	(8)	(742)	(279)	—	—	(2,338)	—	(3,367)
Dispositions	—	—	(66,424)		—	—	(2)	(210)	(66,636)
Reclassification to Due to Affiliates (D)	—	2,232	—	—	—	—	—	—	2,232
Consolidation of Non-Investment Manager (E)	—	—	—	(4,280)	—	—	—	—	(4,280)
Deconsolidation of Investment Company (F)	—	—	—	—	48,534	—	—	—	48,534
Investment - December 31, 2014	$—	$677,309	$1,035	$14,844	$167,630	$57,224	$183,127	$9,374	$1,110,543

Undistributed earnings - December 31, 2014	$—	$51,882	$—	$—	$1,110	$2,739	$9,440	$2,885	$68,056

(A)
Fortress elected to record its investments in publicly traded private equity portfolio companies and the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments. The amounts in the table do not include New Media and New Senior which are eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Year Ended December 31,
	2014		2013
	Contributions	Distributions of Capital	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$36,060	$(379,940)	$37,084	$(281,481)
Investments of incentive receivable amounts into Fortress Funds	258,023	—	227,091	—
Change in distributions payable out of Fortress Funds	—	172	—	(184)
Net funded*	16,451	(16,451)	18,714	(18,714)
Consolidation of private equity liquidating entity	—	—	2,553	—
Other	—	(2,884)	804	(540)
Per Above	$310,534	$(399,103)	$286,246	$(300,919)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(C)	Recorded to Gains (Losses).

(D)	Represents a portion of the general partner liability discussed in Note 10.

(E)	Represents the elimination of Fortress's direct investment in New Media and New Senior, consolidated VIEs, as of the dates of consolidation.

(F)	In December 2014, Fortress deconsolidated a liquid hedge fund (see Note 1) and the amount disclosed represents Fortress’s investment in the fund as of the date of deconsolidation.

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

	Private Equity Funds excluding NIH (B)
	December 31, (or year then ended)
	2014	2013	2012
Assets	$13,399,280	$16,982,954
Debt	(3,251)	(1,626)
Other liabilities	(143,328)	(185,144)
Equity	$13,252,701	$16,796,184
Fortress’s Investment	$677,309	$786,093
Ownership (A)	5.1%	4.7%

Revenues and gains (losses) on investments	$721,512	$2,335,934	$3,382,194
Expenses	(194,189)	(208,301)	(187,580)
Net Income (Loss)	$527,323	$2,127,633	$3,194,614
Fortress’s equity in net income (loss)	$36,407	$82,024	$104,562

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds			Credit Hedge Funds
	December 31, (or year then ended)
	2014	2013	2012	2014	2013	2012
Assets	$13,132,531	$13,167,316		$11,349,879	$10,226,023
Debt	—	—		(4,621,360)	(3,918,692)
Other liabilities	(5,733,970)	(6,735,989)		(283,818)	(332,510)
Non-controlling interest	—	—		(14,406)	(6,470)
Equity	$7,398,561	$6,431,327		$6,430,295	$5,968,351
Fortress’s Investment	$167,630	$158,920		$57,224	$58,825
Ownership (A)	2.3%	2.5%		0.9%	1.0%

Revenues and gains (losses) on investments	$220,958	$838,506	$579,050	$1,011,969	$1,295,945	$1,244,449
Expenses	(219,303)	(159,892)	(130,466)	(340,373)	(255,222)	(271,565)
Net Income (Loss)	$1,655	$678,614	$448,584	$671,596	$1,040,723	$972,884
Fortress’s equity in net income (loss)	$3,844	$13,124	$17,505	$8,236	$12,242	$11,469

	Credit PE Funds (B) (C)
	December 31, (or year then ended)
	2014	2013	2012
Assets	$11,992,369	$10,544,754
Debt	(67,618)	(161,225)
Other liabilities	(824,837)	(311,538)
Non-controlling interest	(4,852)	(3,461)
Equity	$11,095,062	$10,068,530
Fortress’s Investment	$183,127	$159,044
Ownership (A)	1.7%	1.6%

Revenues and gains (losses) on investments	$2,381,032	$1,835,118	$2,011,139
Expenses	(369,653)	(325,436)	(312,549)
Net Income (Loss)	$2,011,379	$1,509,682	$1,698,590
Fortress’s equity in net income (loss)	$28,693	$29,824	$22,176

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the periods ended September 30, 2014, 2013 and 2012, respectively). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

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

As of December 31, 2014, Fortress had interests in 203 entities, 142 of which were entities, primarily Fortress Funds, classified as voting interest entities. These entities generally provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

A Fortress Fund is generally the primary beneficiary of each of these investing vehicles because it is the entity most closely associated with the VIE based on the applicable consolidation guidance. Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the VIEs in which it holds an interest, except as described below. No reconsideration events occurred during the years ended December 31, 2014, 2013 or 2012 which caused a change in Fortress’s accounting, except as described in Note 1.

The following tables set forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2014 and 2013, respectively. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	December 31, 2014
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes (I)
Private Equity Funds	1	$460	$—	$—	(C)
Permanent Capital Vehicles	3	11,711,522	8,854,725	117,329	(C)
Liquid Hedge Funds	2	3,070,203	432,580	7,094	(D)
Credit Hedge Funds	9	2,132,650	152,806	25,474	(D) (E)
Credit PE Funds	33	801,877	143,743	5,985	(D) (E)
Logan Circle	5	441,905	—	384	(C)

	Fortress is not Primary Beneficiary
	December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes (I)
Private Equity Funds	1	$789	$—	$155	(C)
Permanent Capital Vehicles	3	13,950,294	9,804,741	145,472	(C)
Liquid Hedge Funds	2	4,897,650	2,343,406	40,816	(D)
Credit Hedge Funds	6	1,966,802	370,607	50,945	(D) (E)
Credit PE Funds	33	1,229,250	362,642	5,350	(D) (E)
Logan Circle	1	244,828	—	144	(D)

	Fortress is Primary Beneficiary
	December 31, 2014
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes (I)
Private Equity Funds	2	$131,393	$—	$10,380	(F) (H)
Permanent Capital Vehicles	2	3,384,444	1,481,482	36,977	(G)
Credit Hedge Funds	3	—	—	—	(G)
Logan Circle	1	6,566	—	4,783	(G)

	Fortress is Primary Beneficiary
	December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes (I)
Private Equity Funds	1	$52,976	$—	$15,868	(H)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

Of the financial obligations represented herein as of December 31, 2014, for VIEs where Fortress is not the primary beneficiary, $8,430.0 million, $151.7 million, and $143.7 million represent financial borrowings which have weighted average maturities of 1.2 years, 7.6 years, and 2.3 years for the permanent capital vehicles, credit hedge funds, and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2013, $9,381.9 million, $289.4 million, and $362.6 million represent financial borrowings which have weighted average maturities of 1.7 years, 6.6 years, and 1.4 years for the permanent capital vehicles, credit hedge funds, and credit PE funds, respectively.
Of the financial obligations represented herein as of December 31, 2014, for VIEs where Fortress is the primary beneficiary, $1,481.5 million represent financial borrowings which have weighted average maturities of 5.5 years for the permanent capital vehicles.

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

(F)       Includes entities that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is determined to be most closely associated with, and thus is the primary beneficiary of, these VIEs. As of December 31, 2014, includes $85.1 million of gross assets of a consolidated private equity fund, which is disclosed under Investment Company-consolidated VIEs in the consolidated financial statements.

(G)
Includes entities that are a VIE because (i) the entity's equity investment at-risk is determined to be insufficient and/or (ii) the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the decision making is through a management contract that is not an at-risk equity investment. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits from the VIE that potentially could be significant to the entity. Included in credit hedge funds are investment vehicles formed during the second quarter of 2014. As of December 31, 2014, the credit hedge fund investment vehicles did not hold any assets or have any debt outstanding. As of December 31, 2014, includes $6.6 million of gross assets of a consolidated fund of the traditional asset management business, which is disclosed under Investment Company - consolidated VIEs in the consolidated financial statements.

(H)
Includes an entity that is a VIE because the entity’s equity investment at risk is determined to be insufficient.  Fortress, as a result of directing the operations of the entity through its management contracts with certain funds, and providing financial support to the entity, was deemed to be its primary beneficiary.

(I)
As of December 31, 2014, for VIEs where Fortress is not the primary beneficiary, Fortress's investment included: (i) management fees receivable of $4.7 million which is comprised of $3.3 million, $0.5 million, $0.5 million and $0.4 million from the permanent capital vehicles, credit hedge funds, credit PE funds and Logan Circle, respectively, (ii) incentive income receivable of $79.6 million which is comprised of $55.1 million, $2.6 million and $21.9 million from the permanent capital vehicles, liquid hedge funds and credit hedge

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

funds, respectively and (iii) expense reimbursements, dividends and other receivables of $8.7 million which is comprised of $3.7 million, $3.8 million, $1.1 million and $0.1 million from the permanent capital vehicles, liquid hedge funds, credit hedge funds and credit PE funds, respectively.
As of December 31, 2013, for VIEs where Fortress is not the primary beneficiary, Fortress's investment included: (i) management fees receivable of $5.6 million which is comprised of $4.8 million, $0.7 million, less than $0.1 million and $0.1 million from the permanent capital vehicles, credit hedge funds, credit PE funds and Logan Circle, respectively, (ii) incentive income receivable of $100.9 million which is comprised of $15.7 million, $37.6 million and $47.6 million from the permanent capital vehicles, liquid hedge funds and credit hedge funds, respectively and (iii) expense reimbursements, dividends and other receivables of $9.5 million which is comprised of $5.3 million, $2.6 million, $0.9 million and $0.7 million from the permanent capital vehicles, liquid hedge funds, credit hedge funds and credit PE funds, respectively.
As of December 31, 2014, for VIEs where Fortress is the primary beneficiary, Fortress's investment included: (i) management fees receivable of $2.9 million which is comprised of $2.8 million and less than $0.1 million from the permanent capital vehicles and Logan Circle, respectively, (ii) incentive income receivable of $0.2 million from one of the permanent capital vehicles and (iii) expense reimbursements, advances and other receivables of $13.5 million which is comprised of $10.3 million and $3.2 million from an operating subsidiary of one of the private equity funds and permanent capital vehicles, respectively. These receivables and advances are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.
As of December 31, 2013, for a VIE where Fortress was the primary beneficiary, Fortress's investment included advances of $15.9 million to an operating subsidiary of one of the private equity funds. These advances are eliminated in consolidation but still represent Fortress's economic exposure to the VIE.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	December 31, 2014	December 31, 2013
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares (A)	$9,560	$15,387	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,035	63,001	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$10,595	$78,388
Newcastle, New Residential and Eurocastle options (A)	$45,734	$104,338	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	27,105	9,749	Level 2 - See below
Equity Securities (B)	17,627	23,005	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees (A)	(6,393)	(16,390)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	(932)	(1,820)	Level 2 - See below

(A)	Does not include common shares or options held in New Media and New Senior which are eliminated in consolidation.

(B)	The equity investments are held at fair value and classified as trading.

In July 2013, Fortress sold 862,383 shares of GAGFAH (Note 4) and realized a gain of $5.5 million. From inception through June 30, 2013, Fortress had recorded a cumulative unrealized gain of $6.2 million in its investment income relating to these shares sold, resulting in a $0.7 million loss in the third quarter of 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

In December 2013, Fortress sold 641,465 shares of GAGFAH (Note 4) and realized a gain of $5.4 million. From inception through September 30, 2013, Fortress recorded a cumulative unrealized gain of $4.7 million in its investment income relating to these shares sold, resulting in a $0.7 million gain in the fourth quarter of 2013.

During June 2014, Fortress sold 4,190,761 shares of GAGFAH (Note 4) and realized a gain of approximately $44.7 million. From inception through March 31, 2014, Fortress recorded a cumulative unrealized gain of approximately $41.0 million in its investment income, resulting approximately in a $3.7 million gain in June 2014.

Publicly Traded Permanent Capital Vehicle Options

During 2012, Fortress granted rights, which Fortress refers to as tandem options, in 0.5 million of the options it holds in Newcastle (Note 4) to certain of its employees. The value of these rights as of the grant date was $8.1 million and was recorded as accrued profit sharing compensation expense at that time. The related liability is marked to fair value through compensation expense until such time as the rights are exercised or expire.

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

In January 2014, Fortress granted tandem options in 0.3 million and 1.1 million of the options it holds in Newcastle and New Residential, respectively, to certain employees. The estimated value as of the grant date of these Newcastle and New Residential tandem options was $1.5 million and $2.6 million, respectively, and was recorded as accrued compensation expense in the first quarter of 2014. The related liability is marked to fair value through the compensation expense until such time as the rights are exercised or expire.

In November 2014, Newcastle distributed all of the common shares of its subsidiary, New Senior to its shareholders. In connection with this transaction, Fortress's options, including tandem options held by employees, in Newcastle were exchanged for options in both Newcastle and New Senior; this resulted in no change to their aggregate strike price. As a result, Fortress owns an investment and options in New Senior, which it has elected to record at fair value, and are eliminated in consolidation. Fortress entered into a management agreement with New Senior on substantially the same terms as Newcastle.

Options held by Fortress in New Media are recorded at fair value and are eliminated in consolidation.

The assumptions used in valuing the options at December 31, 2014 were:

	Risk-Free Rate	Dividend Yield (A)	Volatility
Newcastle	0.26% - 2.29%	9.17% - 15.85%	25.93% - 28.00%
New Residential	0.26% - 2.27%	0.00% - 15.88%	22.52% - 24.26%
New Media	2.30%	3.10%	34.17%
New Senior	0.26% - 2.29%	3.38% - 7.07%	19.85% - 25.24%
Eurocastle	0.16% - 0.67%	3.64% - 7.11%	25.30% - 27.78%

(A)	Options which are due to expire prior to the expected payment of future dividends are valued using a 0.00% dividend yield.

All of the Newcastle, New Residential, New Media and New Senior options were fully vested on issuance and become exercisable over thirty months and have a ten-year term. With the exception of Eurocastle’s May 2013 options grant, which became exercisable from October 2013, all of the Eurocastle options were fully vested and exercisable on issuance, and have a ten-year term. All of the options held by Fortress in the publicly traded permanent capital vehicles incorporate effects of reverse stock splits or spin-offs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following table summarizes certain Newcastle options held by Fortress.

	Options Issued at Grant Date			As of December 31, 2014
Grant Date		Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
March 2011	287,500	$1.88	$657	182,527	—	182,527
September 2011	431,250	1.07	525	283,305	—	283,305
April 2012	316,250	2.00	525	306,991	56,330	250,661
May 2012	383,333	2.29	715	372,440	69,163	303,277
July 2012	421,667	2.27	777	411,589	74,495	337,094
January 2013	958,333	3.76	1,685	958,331	85,803	872,528
February 2013	383,333	4.39	784	383,331	34,320	349,011
June 2013	670,833	4.67	795	670,829	60,059	610,770
November 2013	965,849	5.01	1,249	965,847	86,475	879,372
August 2014	765,416	5.45	360	765,416	—	765,416

The following table summarizes certain New Residential options held by Fortress.

				As of December 31, 2014
Grant Date	Options Issued at Grant Date	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
March 2011	838,417	$6.58	$3,843	547,583	—	547,583
September 2011	1,269,917	4.98	3,055	849,916	—	849,916
April 2012	948,750	6.82	3,070	920,983	169,000	751,983
May 2012	1,150,000	7.34	4,160	1,117,333	207,500	909,833
July 2012	1,265,000	7.34	4,538	1,234,783	223,500	1,011,283
January 2013	2,875,000	10.24	9,845	2,874,998	786,070	2,088,928
February 2013	1,150,000	11.48	4,583	1,149,998	314,427	835,571
April 2014	1,437,500	12.20	1,604	1,437,500	—	1,437,500

The following table summarizes certain New Senior options and held by Fortress. Fortress's investments in New Senior options are eliminated in consolidation.

				As of December 31, 2014
Grant Date	Options Issued at Grant Date	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
March 2011	287,500	$7.18	$2,521	182,527	—	182,527
September 2011	431,250	4.09	2,014	283,305	—	283,305
April 2012	316,250	7.66	2,013	306,991	56,330	250,661
May 2012	383,333	8.75	2,743	372,440	69,163	303,277
July 2012	421,667	8.71	2,983	411,589	74,495	337,094
January 2013	958,333	14.42	6,468	958,331	85,803	872,528
February 2013	383,333	16.85	3,009	383,331	34,320	349,011
June 2013	670,833	17.89	3,054	670,829	60,059	610,770
November 2013	965,849	19.23	4,797	965,847	86,475	879,372
August 2014	765,416	20.89	1,383	765,416	—	765,416

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following table summarizes New Media options held by Fortress. Fortress's investments in New Media options are eliminated in consolidation:

				As of December 31, 2014
Grant Date	Options Issued at Grant Date	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
September 2014	745,062	$16.25	$2,963	745,062	—	745,062

The following table summarizes select Eurocastle options held by Fortress.

				As of December 31, 2014
Grant Date	Options Issued at Grant Date	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
May 2013	1,500,000	€7.25	€4,807	1,500,000	—	1,500,000

The following table summarizes options in the permanent capital vehicles held as of December 31, 2014, which were issued prior to 2011:

Entity	Weighted Average Option Strike Price	Options held by Fortress
Newcastle	$14.69	157,791
New Senior	$14.69	157,791
New Residential	$31.49	473,377
Eurocastle	€5,833.59	21,407

In January 2015, Fortress granted tandem options in 0.3 million and 0.1 million of the options it holds in New Residential and New Media, respectively, to certain employees. The estimated value of these New Residential and New Media tandem options are $0.3 million and $0.6 million, respectively.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	December 31, 2014 (or year ended)			Maturity
	line item (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$24,864	¥39,309,229	$21,283	Jun-15 - Nov-17
Foreign exchange option contracts	Other Liabilities	$(841)	¥1,223,582	$12	Dec-15
Foreign exchange forward contracts	Other Assets	$2,241	¥2,853,587	$2,241	Jun-15 - Jun-16
Foreign exchange forward contracts	Other Liabilities	$(91)	¥912,500	$(91)	Dec-17

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $26.7 million, $8.4 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012.

Fortress's quarterly average derivative trading volume, based on the underlying notional amounts was $362.5 million as of December 31, 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following tables summarizes the fair value of Fortress's derivative contacts on a gross basis and any amount of offset as permitted by netting agreements as of December 31, 2014.

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Assets	December 31, 2014	December 31, 2014	December 31, 2014
Foreign exchange option contracts	$27,795	$(2,931)	$24,864
Foreign exchange forward contracts	2,241	—	2,241
	$30,036	$(2,931)	$27,105

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Liabilities	December 31, 2014	December 31, 2014	December 31, 2014
Foreign exchange option contracts	$(870)	$29	$(841)
Foreign exchange forward contracts	(91)	—	(91)
	$(961)	$29	$(932)

The counterparty on the outstanding derivatives is Citibank N.A.

Investment Company

Investments, at fair value, consist primarily of financial instruments held by the Investment Company, and are comprised of the following:

	December 31, 2014		Percentage of
	Cost	Fair Value	Investment Company
Investments in affiliates (A)	74,730	84,792	93%
Investments in fixed income securities	6,758	6,333	7%

(A)	Represents equity investments in private portfolio companies.
At December 31, 2014, investments, at fair value are predominantly concentrated in North America.

The following summarizes the assets held by the Investment Company measured at fair value, on a recurring basis within the fair value hierarchy as of December 31, 2014.

	Financial assets as of December 31, 2014
	Level 1 (A)	Level 2 (B)	Level 3 (C)	Total
Investments in affiliates	—	—	84,792	84,792
Investments in fixed income	—	6,333	—	6,333

(A)	Level 1 - Fair value is determined using quoted unadjusted prices in active markets for identical assets or liabilities.

(B)
Level 2 - Fair value is determined using quotations received from dealers making a market for these assets or liabilities, valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

(C)
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

Reconciliation of Fair Value Measurements Categorized within Level 3

The Investment Company assumes that any transfers between Level 1, Level 2 or Level 3, if any, occur at the beginning of the reporting period presented.
The following table summarizes the changes in the Investment Company’s Level 3 assets and liabilities for the year ended December 31, 2014:

						Net Realized and
						Unrealized Gains	Balance as of
	Balance as of			Investment	Investment	(Losses) of	December 31,
	January 1, 2014	Transfers In	Transfers Out	Purchases	Sales	Investment Company	2014
Investments in affiliates	$—	$—	$—	$74,730	$—	$10,062	$84,792

There were no transfers between Levels 1 and 2 during the period presented above.

Information about Significant Inputs Used in Fair Value Measurements Categorized within Level 3

The table below summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Investment Company as of December 31, 2014.

	Fair Value at
	December 31, 2014	Valuation
Type of Investment	(in thousands)	Technique	Unobservable Input	Range
Investments in affiliates	$25,772	Market approach	Last round of financing	N/A
	59,020	Discounted cash flow	Discount rate	22.5%
			Enterprise value/EBITDA Multiple or NOI exit multiple	9.6x - 10.0x

Gains (losses) can be summarized as follows:

	Year Ended December 31,
	2014	2013
Net realized gains (losses)	$(7,492)	$—
Net unrealized gains (losses)	15,934	—
	$8,442	$—

These gains (losses) were generated as follows:

	Year Ended December 31,
	2014	2013
Mark to fair value on investments and options	$9,633	$—
Mark to fair value on derivatives	(1,191)	—
	$8,442	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

New Senior

Investments in Senior Housing Real Estate, Net

Changes in gross carrying amount and accumulated depreciation for New Senior's real estate assets are as follows:

Gross carrying amount
Balance as of November 7, 2014	$1,792,166
Acquisition of real estate investments	14,209
Additions to real estate investments	1,560
Balance as of December 31, 2014	$1,807,935

Accumulated depreciation
Balance as of November 7, 2014	$—
Depreciation expense	8,087
Balance as of December 31, 2014	$8,087
Investments in senior housing real estate, net	$1,799,848

Depreciation expense for the period from November 7, 2014 to December 31, 2014 was $8.1 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS AND MORTGAGE NOTES PAYABLE

Investment Manager

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	December 31, 2014
	December 31,		Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$75,000	$—	LIBOR+2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

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

Management believes the fair value of its outstanding debt was approximately $75.1 million as of December 31, 2014 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Fortress was in compliance with all of its debt covenants as of December 31, 2014. The following table sets forth the financial covenant requirements as of December 31, 2014.

	December 31, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,964	(A)
Consolidated Leverage Ratio	≤	2.00	0.22	(B)
Consolidated Interest Coverage Ratio	≥	4.00	101.89	(B)

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

Fortress's compliance with its debt covenants is not impacted by or dependent on the activities of New Media or New Senior or on the terms and conditions of the New Media Credit Agreement.

The debt obligations of New Media and New Senior are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of New Media or New Senior. Similarly, Fortress does not have the right to make use of the assets of New Media or New Senior to satisfy its obligations.

New Media's debt obligations have no impact on the Investment Manager's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $756.6 million to FIG Corp. pursuant to a demand note, as amended. As of December 31, 2014, the outstanding balance was approximately $663.4 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Non-Investment Manager

New Media

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200.0 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25.0 million senior secured revolving credit facility (of which $5.0 million was drawn as of December 31, 2014), with a $5.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swing loans (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75.0 million (the "Incremental Facility") subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200.0 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of amendment to $225.0 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

During September 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25.0 million (such term loans, the "Incremental Term Loan," and such amendment, the "Incremental Amendment"). The Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the Incremental Term Loan as of the effective date of the Incremental Amendment.

During the twelve months ended December 31, 2014, New Media paid $0.9 million of deferred financing costs related to the GateHouse Credit Facilities and Local Media Credit Facility and $1.7 million related to the New Media Credit Agreement.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

Fair Value

As of December 31, 2014, the estimated fair value of long-term debt under the New Media Credit Agreement was $229.4 million, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including New Media's credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, New Media's long-term debt under the New Media Credit Agreement is classified within Level 3 of the fair value hierarchy.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Payment Schedule

As of December 31, 2014, scheduled principal payments of New Media's outstanding debt are as follows:

Amount
2015	$2,250
2016	2,250
2017	2,250
2018	2,250
Thereafter	220,437
229,437
Less: Original issue discount	(7,385)
Total New Media debt obligations	$222,052

New Senior

The following table presents certain information regarding New Senior’s mortgage notes payable as of December 31, 2014:

	December 31, 2014
					Weighted
	Outstanding		Final	Stated	Average
	Face	Carrying	Stated	Interest	Maturity
	Amount	Value	Maturity	Rate	(years)
Debt obligation
Managed Properties
Fixed rate (A)(B)	$156,763	$157,623	Aug 2018 - Mar 2020	1.60% to 4.93%	4.32
Floating rate (C)	278,424	278,424	Aug 2016 - Sep 2019	LIBOR+2.75% to LIBOR+3.75%	3.32
Triple Net Lease Properties
Fixed rate (D)	708,383	708,383	Jan 2021 - Jan 2024	3.83% to 8.00%	7.05
Floating rate	115,000	115,000	Oct 2017	LIBOR+3.25%	2.80
Total	$1,258,570	$1,259,430			5.50

(A)
Includes a loan with an outstanding face amount of $11.4 million, as of December 31, 2014, which has an interest rate is based on the applicable US Treasury Security rates for the first two years. The interest rate is 4.5%, 4.75% and 5.0% for years 3 through 5, respectively.

(B)
Includes loans with an outstanding face amount of $40.6 million, as of December 31, 2014, for which the Company bought down the interest rate to 4.0% for the first two years. The interest rate will range from 5.99% to 6.76% thereafter.

(C)	Includes floating rate mortgage loans with a total carrying value of $165.0 million, as of December 31, 2014, which have a LIBOR floor of 1%.

(D)
Includes loans with an outstanding face amount of $356.8 million and $312.2 million, as of December 31, 2014, for which the Company bought down the interest rates to 4.00% and 3.83%, respectively, through January 2019. The interest rates will increase to 4.99% and 4.56%, respectively, thereafter.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The carrying value of the collateral relating to the fixed rate and floating rate mortgages was $1,382.0 million and $659.0 million as of December 31, 2014, respectively.

New Senior’s mortgage notes payable contain various customary financial and other covenants, in some cases including Debt Service Coverage Ratio and Projected Yield, as defined in the agreements. New Senior was in compliance with all of the covenants in its mortgage notes payable agreements as of December 31, 2014.

The fair value of mortgage notes payable as of December 31, 2014 is $1,283.1 million.

The disclosed fair value of mortgage notes payable, classified as level 3 within the fair value hierarchy, is based on a discounted cash flow valuation model. Significant inputs in the model include amount and timing of expected future cash flows and market yields which are constructed based on inputs implied from similar debt offerings.

Payment Schedule

As of December 31, 2014, scheduled principal payments of New Senior's outstanding debt are as follows:

Amount
2015	$17,046
2016	42,302
2017	204,128
2018	206,774
2019	140,657
Thereafter	647,663
Total New Senior debt obligations	$1,258,570

6. INCOME TAXES AND TAX RELATED PAYMENTS

Investment Manager

Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income is earned by the corporate subsidiary and subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

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

The equity-based compensation resulted in $7.8 million, $26.0 million and $13.9 million of recognized current tax benefit for the years ended December 31, 2014, 2013 and 2012, respectively.

At each tax deduction date, Fortress is required to compare the amount of the actual income tax benefit to the estimated amount recognized earlier.  Excess tax benefits associated with RSUs and RPUs are credited to stockholders' equity to the extent that the actual tax benefit is greater than what was previously estimated. If the actual tax benefit is less than that estimated, which will occur if the price of the stock has declined during the vesting period, Fortress has a “tax shortfall.”  The tax shortfall must be charged to income tax expense to the extent Fortress does not have prior excess tax benefits (i.e., prior actual tax benefits associated with RSUs and RPUs that were greater than the estimated benefits).

For the year ended December 31, 2014, Fortress recorded $3.5 million, to paid in capital for excess tax benefits from RSUs delivered during these periods and as a financing activity on the consolidated statements of cash flows.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Based on the value of the RSUs and RPUs which vested during the years ended December 31, 2013 and 2012, Fortress has tax shortfalls of $24.6 million and $32.1 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current
Federal income tax expense (benefit)	$7,558	$1,185	$(223)
Foreign income tax expense (benefit)	12,258	8,875	9,550
State and local income tax expense (benefit)	5,175	1,310	639
	24,991	11,370	9,966
Deferred
Federal income tax expense (benefit)	(1,051)	47,953	27,559
Foreign income tax expense (benefit)	1,115	65	1,718
State and local income tax expense (benefit)	(18,108)	6,413	165
	(18,044)	54,431	29,442
Total expense (benefit)	$6,947	$65,801	$39,408

For the years ended December 31, 2014, 2013 and 2012, deferred income taxes of $0.5 million, $(0.7) million and $0.2 million were credited (debited) to other comprehensive income, primarily related to foreign currency translation. Current income tax benefits of $0.7 million, $0.0 million and $0.6 million were credited to paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

Fortress established deferred tax assets in connection with its initial public offering and related transactions in 2007, as well as in connection with its subsequent public offering of shares. These transactions resulted in increases to the tax basis of FIG Corp.'s ownership interests in the assets owned by Fortress Operating Group. Fortress established these deferred tax assets for the expected tax benefits associated with the difference between the financial reporting basis of net assets and the tax basis of net assets. The establishment of the deferred tax assets increased additional paid in capital. These deferred tax assets reflect the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

FIG Corp. decreased its ownership in the underlying Fortress Operating Group entities during the year ended December 31, 2014 as a result of the purchase of Class A shares from the Nomura. This decrease was offset by an increase from the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during 2013 and 2012 through (i) the exchanges by the Principals and a former senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9), (ii) the delivery of vested RSUs and RPUs (Note 8), and (iii) the repurchase of Fortress Operating Group units and Class B shares from a former Principal (Note 9). As a result of the changes in ownership, the deferred tax asset was increased (decreased) by $(8.0) million, $2.7 million and $16.0 million with offsetting increases (decreases) of $(3.5) million, $0.5 million and $0.8 million to the valuation allowance (described below), in 2014, 2013 and 2012, respectively. In addition, the deferred tax asset was increased by $48.5 million, $12.1 million and $11.7 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with offsetting increases in the valuation allowance of $0.9 million, $0.9 million and $1.0 million, while the liability for the tax receivable agreement was increased by $39.1 million, $0.1 million and $0.1 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2014, 2013 and 2012 respectively. Furthermore, deferred income taxes of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries in 2013. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

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
DECEMBER 31, 2014
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

2010	$77.6
2011	53.5
2012	80.9
2013	90.7
2014: Estimated	127.4
2015 - 2022: Average Required	$91.7

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2014	2013

Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$235,372	$239,910
Other assets	19,161	19,341
Principals’ (and a former senior employee’s) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	76,390	31,788
Other assets	2,417	1,558
Public offering basis difference	(922)	15,725
Compensation and benefits	11,017	8,557
Options in affiliates	3,558	6,975
Partnership basis differences (A)	77,158	70,581
Other	15,008	26,592
Gross deferred tax assets	439,159	421,027
Less:
Valuation allowance	(13,072)	(49,805)
Deferred tax liabilities (B)	(8,464)	(16,696)
Deferred tax assets, net	$417,623	$354,526

(A)	Difference in book and tax basis from underlying partnership investments.

(B)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from certain Permanent Capital Vehicles (Note 4). Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2012	$83,025
Due to FIG Corp. ownership change	1,461
Net decreases (A)	(34,681)
Valuation Allowance at December 31, 2013	$49,805
Due to FIG Corp. ownership change	(2,575)
Net decreases (A)	(34,158)
Valuation Allowance at December 31, 2014	$13,072

(A)
Primarily related to the write-off of certain fully reserved deferred tax assets associated with funds in the process of liquidation, and by the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
(Income) loss passed through to stockholders	(17.95)%	(13.30)%	(25.66)%
State and local income taxes	6.08%	4.33%	3.52%
Change in tax rate on certain deferred tax benefits (A)	(16.08)%	(0.60)%	(2.06)%
Tax receivable agreement liability adjustment (B)	10.74%	1.16%	2.64%
Foreign taxes	6.54%	1.55%	7.03%
Deferred tax asset write-off (C)	14.00%	8.41%	24.29%
Valuation allowance (D)	(31.65)%	(11.95)%	(9.02)%
Other	(0.24)%	0.11%	(2.26)%
Effective income tax rate (E)	6.44%	24.71%	33.48%

(A)	Primarily related to enacted legislative changes to New York State corporate taxation, which increased the value of certain future tax benefits.

(B)	Relates to the tax receivable agreement discussed below, which is not tax deductible and represents a significant permanent tax/GAAP difference.

(C)
In 2014, write-off of deferred tax assets relating to public offering basis difference, fully offset by a reversal of the related valuation allowance. For the years 2013 and 2012, write-off of deferred tax assets relating to the tax shortfall created by the vesting of RSUs and RPUs.

(D)
Primarily attributable to the reduction of the valuation allowance related to certain deferred tax assets associated with funds in the process of liquidation and by the change to the portion of the valuation allowance related to the deferred tax asset that is expected to be realized in connection with future capital gains.

(E)
The Effective income tax rate is computed by dividing Income tax benefit (expense) for the period by the sum of (i) Income (Loss) Before Income Taxes less (ii) Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries for the period.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one Class A share. Certain Fortress Operating Group entities have made an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchange may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp., a wholly-owned Fortress subsidiary) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions that occurred prior to Fortress’s initial public offering, and related tax effects, a $393.0 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on transactions of the nature described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2013, 2012 and 2011, $23.9 million (paid in 2014), $21.6 million (paid in 2013) and $16.5 million (paid in 2012) was paid to the Principals under the tax receivable agreement, respectively. For the tax year ended December 31, 2014, the payment which is expected to become due pursuant to the tax receivable agreement is approximately $26.6 million subject to the finalization of Fortress’s 2014 tax return. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced. For the year ending December 31, 2014, an expense of $33.1 million was recognized as a result of an increase in the tax receivable agreement liability mainly attributable to (i) reversal of the valuation allowance associated with certain tax benefits expected to generate future payments under the tax receivable agreement and (ii) the change to the estimated effective tax rate applicable to future benefits as a result of enacted legislative changes to New York State corporate taxation.

Non-Investment Manager

New Media

Income tax expense (benefit) consists of the following:

Period from
February 14, 2014 to
December 31, 2014
Current
Federal income expense (benefit)	$—
State and local income expense (benefit)	(108)
(108)
Deferred
Federal income expense (benefit)	2,256
State and local income expense (benefit)	565
2,821
Total New Media income tax expense (benefit)	$2,713

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities, included in other liabilities, net on the consolidated balance sheets, as of December 31, 2014 are presented below:

December 31, 2014

Definite and indefinite lived intangible assets	$65,729
Net operating losses	79,522
Other	27,696
Total deferred tax assets	172,947
Less:
Valuation allowance	(138,316)
Deferred tax liabilities (A)	(37,452)
Deferred tax liabilities, net	$(2,821)

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

As of December 31, 2014, the valuation allowance was $138.3 million.

As of December 31, 2014, New Media had tax effected net operating loss carryforwards for federal and state income tax purposes of approximately $79.5 million, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2033. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

As of December 31, 2014, New Media had uncertain tax positions of $1.0 million which, if recognized, would impact its effective tax rate. New Media does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months. New Media did not record significant amounts of interest and penalties related to uncertain tax positions for the period from February 14, 2014 to December 31, 2014.

New Media files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2011 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

New Senior

Income tax expense (benefit) consists of the following:

Period from
November 7, 2014 to
December 31, 2014
Current
Federal income expense (benefit)	$(766)
State and local income expense (benefit)	33
$(733)

Deferred
Federal income expense (benefit)	$927
State and local income expense (benefit)	2
$929

Total New Senior income tax expense (benefit)	$196

New Senior intends to elect and qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of New Senior’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain of New Senior's activities are conducted through a taxable REIT subsidiary (“TRS”) and therefore are subject to federal and state income taxes. Further, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Senior recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. As of December 31, 2014, New Senior had no uncertain tax positions.

The tax effects of temporary differences that give rise to significant portions of New Senior's deferred tax assets as of December 31, 2014 are presented below:

December 31, 2014
Deferred tax assets:
Depreciation and amortization	$1,123
Prepaid fees and rent	1,170
Net operating loss	2,838
Other	22
Total deferred tax assets	$5,153
Less valuation allowance	—
Net deferred tax assets	$5,153

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

On the consolidated balance sheets, deferred tax assets are recorded within Non-Investment Manager - Other assets, net.

In assessing the recoverability of deferred tax assets, New Senior considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. New Senior has not recorded a valuation allowance against its deferred tax assets as of December 31, 2014, as New Senior believes that it is more likely than not that its deferred tax assets will be realized.

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Investment Manager

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge	PE	Logan
December 31, 2014	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other	Total
Management fees and incentive income (A)	$35,970	$62,008	$15,634	$96,996	$18,393	1,089	$—	$230,090
Expense reimbursements (A)	1,335	3,202	12,940	9,264	10,077	164	—	36,982
Expense reimbursements - FCF (B)	34,660	49	—	—	—	—	—	34,709
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	1,346	—	—	—	—	16,896	18,242
Total	$71,965	$66,900	$28,574	$106,260	$28,470	$1,253	$16,896	$320,318

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge	PE	Logan
December 31, 2013	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other	Total
Management fees and incentive income (A)	$40,456	$21,701	$89,400	$144,749	$18,143	$689	$—	$315,138
Expense reimbursements (A)	2,599	4,905	6,437	7,118	14,656	64	—	35,779
Expense reimbursements - FCF (B)	42,872	100	—	—	—	—	—	42,972
Dividends and distributions	—	405	—	—	—	—	—	405
Other	—	698	—	—	4	—	12,128	12,830
Total	$85,927	$27,809	$95,837	$151,867	$32,803	$753	$12,128	$407,124

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.6 million at December 31, 2014, respectively, and of $12.2 million and $6.3 million as of December 31, 2013, respectively. Allowances are recorded as General and Administrative expenses. As of December 31, 2014, excludes $3.0 million of management fees and incentive income due from New Media and New Senior and $3.2 million of expense reimbursements due from New Media and New Senior, which are eliminated in consolidation.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE.

As of December 31, 2014, amounts due from Fortress Funds recorded in due from affiliates on the consolidated balance sheets included $33.6 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $11.3 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.6 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from a fund and the amounts represent less than 5% of such fund's NAV.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	December 31, 2014	December 31, 2013
Principals - tax receivable agreement - Note 6	$289,324	$241,006
Principals - Principal Performance Payments - Note 8	30,659	45,524
Distributions payable on Fortress Operating Group units	—	5,160
Other	11,411	11,345
General partner liability - Note 10	44,030	41,797
	$375,424	$344,832

Other Related Party Transactions

For the years ended December 31, 2014, 2013 and 2012, other revenues on the consolidated statements of operations included approximately $2.4 million, $1.7 million and $2.5 million, respectively, of revenues from affiliates, primarily interest and dividends.

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

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2014, 2013 and 2012, Fortress waived $1.5 million, $1.8 million and $3.8 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds.  In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of less than $0.1 million during 2014, and $0.1 million and $0.1 million during 2013 and 2012, respectively.

The principals and certain executive officers of Fortress may also serve as directors and/or officers of each of the publicly traded permanent capital vehicles and of certain Portfolio Companies and may have investments in these entities as well as in other Fortress Funds.

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

From time to time, Fortress makes advances to senior employees (who are not officers). These advances may be due on a certain date, at termination or upon the maturity of a Fortress Fund (generally when the advances are to finance employee fund investments). Outstanding advances can be summarized as follows:

	December 31,
	2014	2013
Amount outstanding	$4.7 million	$3.9 million
Range of interest rates	LIBOR +4% to LIBOR +4.25%	LIBOR +4% to LIBOR + 4.25%

Subsequent to December 31, 2014, Fortress made an advance of $1.8 million to a senior employee (who is not an officer) at an interest rate equal to LIBOR plus 4.0%.

In connection with its initial public offering, Fortress entered into a tax receivable agreement with the Principals, as described in Note 6, and the Principals entered into a forfeiture agreement with each other, as described in Note 8. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds and Portfolio Companies.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The Principals have guaranteed payment on a several basis to certain Fortress private equity funds and credit PE funds of any contingent repayment (clawback) obligation with respect to such private equity fund or credit PE fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, with respect to such fund.

In March 2012, as a result of the repeal of the exemption from registration under the Investment Advisers Act of 1940 for family offices, Fortress hired the personnel of the Principals’ family offices and entered into investment management agreements with the family offices.  Pursuant to these agreements, these individuals work solely on the Principals’ personal financial matters, and the Principals reimburse Fortress for their compensation expense attributable to them.  The total amount of such expenses was $3.5 million, $3.1 million and $2.7 million in 2014, 2013 and 2012, respectively.

Two of the Principals leased or indirectly owned aircraft that Fortress chartered from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the funds, depending on the purposes of the trip, paid market rates for the charters. With respect to one of the Principals, these amounts totaled $2.2 million, $1.8 million and $1.8 million in 2014, 2013 and 2012, respectively.  With respect to the other Principal, these amounts totaled $0.6 million, $0.4 million and $0.3 million in 2014, 2013 and 2012, respectively. The operators remitted a portion of these amounts to the Principals.

In January 2012, Fortress subleased an aircraft from one of its Principals for approximately two months, primarily to ensure compliance with regulations of the Federal Aviation Administration. During the term of the lease, Fortress used the aircraft for business purposes. The amount due to the Principal for the sublease was $0.1 million.

In addition to the other transactions discussed above, the Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets and personnel for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.4 million, $0.0 million and $0.2 million in 2014, 2013 and 2012, respectively.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2014	2013
Fortress Operating Group units held by the principals and a former senior employee	$555,724	$725,424
Employee interests in majority owned and controlled fund advisor and general partner entities	80,333	62,381
Other	2,303	2,033
Total	$638,360	$789,838

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2014	2013
Fortress Operating Group equity (Note 13)	$2,935,460	$1,489,701
Less: Others' interests in equity of consolidated subsidiaries (Note 13)	(82,636)	(64,414)
Non-controlling interests in equity of Investment Company - consolidated VIEs	(85,001)	—
Non-controlling interests in equity of Non-Investment Manager - consolidated VIEs	(1,700,172)	—
Total Fortress shareholders' equity in Fortress Operating Group	$1,067,651	$1,425,287
Fortress Operating Group units outstanding (A)	226,331,513	249,534,372
Class A shares outstanding	208,535,157	240,741,920
Total	434,866,670	490,276,292
Fortress Operating Group units as a percent of total (B)	52.0%	50.9%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$555,724	$725,424

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.0% and 49.1% of Fortress Operating Group as of December 31, 2014 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2014	2013	2012
Fortress Operating Group units held by the Principals and a former senior employee	$134,033	$276,683	$132,950
Employee interests in majority owned and controlled fund advisor and general partner entities	4,657	6,456	7,402
Other	270	5	186
Total	$138,960	$283,144	$140,538

The Fortress Operating Group portion of these interests is computed as follows:

	Year Ended December 31,
	2014	2013	2012
Fortress Operating Group net income (loss) (Note 13)	$256,174	$545,623	$255,770
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries (Note 13)	(4,927)	(6,461)	(7,588)
Redeemable Non-controlling interests in (income) loss of Investment Company - consolidated VIE	709	—	—
Non-controlling interests in (income) loss of Investment Company - consolidated VIEs	(9,737)	—	—
Non-controlling interests (income) loss of Non-Investment Manager - consolidated VIEs	14,593	—	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$256,812	$539,162	$248,182
Fortress Operating Group as a percent of total (A)	52.2%	51.3%	53.6%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$134,033	$276,683	$132,950

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

The following represents the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2014	2013	2012
Net Income (loss) attributable to Class A shareholders	$99,962	$200,447	$78,284
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and a former senior employee	—	10,143	22,166
Increase in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units from one Principal	—	—	44,242
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	5,835	14,005	14,769
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	53,510	—	—
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	(101,156)	—	—
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$58,151	$224,595	$159,461

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

8. EQUITY-BASED AND OTHER COMPENSATION

Investment Manager

Fortress’s total compensation and benefits expense, excluding Principals Agreement Compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Equity-based compensation, per below	$38,157	$39,266	$213,274
Profit-sharing expense, per below	269,903	263,436	154,658
Discretionary bonuses	239,561	220,114	197,677
Other payroll, taxes and benefits	248,481	218,945	184,750
	$796,102	$741,761	$750,359

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 181,593,848 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2014. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met.

		Service	Entitled to		December 31, 2014
	Type of	Conditions	Dividends		Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	7,196,292
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	12,957,454
	RPUs (C)	Yes (C)	Yes (C)	Fair value at grant date expensed over service period.	—
Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	1,045,134
Non- Employees (employees of affiliates and former employee)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	396,874

(A)
Generally, employee awards made at the time of the initial public offering vested 25% at the end of each of the third through sixth years of service (with a final vesting in January 2013). Subsequent employee awards made through December 31, 2011 generally vest over 2.5 years, 33 1/3% at each of three annual dates. Employee awards made during 2012, 2013 and 2014 generally vest over 3 years, 50% each in years two and three. Certain employees have different vesting schedules. Vesting of awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

(B)
Vested Class A shares are delivered to employee grant recipients within no more than six months after vesting or, in certain circumstances, on an agreed schedule. Director restricted shares are delivered effective on the grant date.  Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.

(C)
Represents FOG restricted partnership units ("RPUs") granted to a former senior employee. In connection with the grant of these interests, the employee received partnership distribution equivalent payments on such units with economic effect as from January1, 2008. The RPUs vest into full capital interests in newly issued Fortress Operating Group units. One third of the RPUs vested in each of January 2011, January 2012 and January 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic forfeiture and turnover rates within Fortress, adjusted for the expected effects of the grants on turnover, the actual price of Fortress’s shares, the economic environment and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date. These reviews resulted in changes in estimated forfeiture factors in 2014 and 2013, but not in 2012, which caused increases in equity-based compensation expense of $2.2 million and $1.2 million, respectively.

The estimated forfeiture factors which Fortress has used for the periods December 31, 2014, 2013 and 2012 were (i) a range of 38% to 39% for non-dividend paying RSUs granted prior to 2010, (ii) a range of 8% to 30% for non-dividend paying RSUs granted from 2010 to 2014 and (iii) a range of 8% to 25% for dividend paying RSUs granted in 2010 and 2013.

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

	Range of Assumptions
	2014	2013	2012
Initial dividend rate	4.00%	5.00%	6.00%
Dividend growth rate	5.00%	3.64%	0.00%
Risk-free discount rate	0.28%	0.18%	0.13%

Each of these elements, particularly the forfeiture factor and the dividend growth rate used in valuing certain awards, are subject to judgment and variability.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2011	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75
2012
Issued	6,821,847	2.96	—	—	257,918	3.18	—	—
Transfers	(1,794,043)	3.09	1,794,043	3.09	—	—	—	—
Converted to Class A shares	(13,496,889)	11.60	(1,293,693)	5.62	—	—	(4,340,000)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,446,835)	3.68	(40,990)	8.03	—	—	—	—
Outstanding at December 31, 2012	21,754,544	9.44	1,246,406	5.51	828,211	5.29	10,333,334	13.75

2013
Issued	8,950,696	5.10	—	—	127,533	6.21	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(10,762,805)	12.52	(1,231,906)	5.53	—	—	(10,333,334)	13.75
Forfeited	(713,969)	3.72	—	—	—	—	—	—
Outstanding at December 31, 2013	19,228,466	4.14	14,500	3.12	955,744	5.41	—	—

2014
Issued	8,415,043	7.19	237,498	7.18	89,390	7.38	—	—
Transfers	(152,313)	5.09	152,313	5.64	—	—	—	—
Converted to Class A shares	(5,591,854)	3.81	(7,437)	3.28	—	—	—	—
Forfeited	(1,745,596)	3.87	—	—	—	—	—	—
Outstanding at December 31, 2014 (B)	20,153,746	$5.52	396,874	$6.51	1,045,134	$5.58	—	$—

	Year Ended December 31,
	2014	2013	2012
Expense incurred (B)
Employee RSUs	$22,925	$22,869	$116,339
Non-Employee RSUs	1,428	1	734
Principal Performance Payments (C)	13,307	16,396	5,422
Granted Class A Shares (D)	497	—	—
Restricted Shares (D)	—	—	24
RPUs	—	—	90,755
Total equity-based compensation expense	$38,157	$39,266	$213,274

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of December 31, 2014 of $53.2 million, with a weighted average recognition period of 2.2 years. This does not include contingent amounts.

(C)	A total of approximately 0.5 million, 3.2 million and 2.9 million RSUs were awarded as Principal Performance Payments based on 2014, 2013 and 2012 results, respectively.

(D)	Represents expense associated with vested Class A shares granted during the year ended December 31, 2014.

(E)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012 respectively) and therefore are not included above.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Principal Performance Payments are comprised of a mix of cash and equity-based compensation, with the equity component becoming larger as performance, and the size of the payments, increases. Specifically the plan calls for payments of: (i) 20% of the incentive income earned from existing flagship hedge fund AUM and 20% of the fund management distributable earnings above a threshold for publicly traded permanent capital vehicles existing at January 1, 2012, as well as (ii) either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in new businesses and 20% of fund management distributable earnings for new flagship hedge fund AUM. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals' respective businesses, are made in cash, and payments in excess of this threshold are made in RSUs that will vest in equal increments over three years.

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

The expense for Principal Performance Payments was comprised of the following:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Equity-Based Compensation	Profit Sharing Expense	Total	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$5,588	$5,588	$—	$2,401	$2,401
Liquid hedge fund business	3,730	1,591	5,321	5,019	12,548	17,567
Credit business	9,577	22,202	31,779	11,377	19,664	31,041
Total	$13,307	$29,381	$42,688	$16,396	$34,613	$51,009

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through December 31, 2014, no compensation expense was recognized under this plan as the satisfaction of the performance condition and amount of the award were not considered to be probable.

In January 2012, Fortress’s CEO announced his resignation effective in February 2012. In connection with this resignation, Fortress has recorded $5.0 million of equity-based compensation expense in 2012, primarily related to 1.8 million RSUs which will vest pursuant to his separation agreement. As a result of this resignation, approximately 4.0 million RSUs were forfeited.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Private equity funds	$303	$2,135	$966
Permanent capital vehicles	13,962	10,690	10,134
Liquid hedge funds	29,347	51,886	21,350
Credit hedge funds	59,819	95,229	65,298
Credit PE funds	137,091	68,883	36,759
Principal Performance Payments (A)	29,381	34,613	20,151
Total	$269,903	$263,436	$154,658

(A)	Relates to all applicable segments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $4.8 million to the 401(K) Plan in 2015 related to employee contributions made in 2014. Similarly, Fortress contributed $4.2 million and $3.9 million related to employee contributions in 2013 and 2012, respectively.

Non-Investment Manager

New Media

401(K) Plan

New Media maintains the New Media Investment Group, Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of New Media and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the period from February 14, 2014 to December 31, 2014, New Media’s matching contributions to the New Media 401(k) Plan were $1.0 million. New Media did not make nonelective contributions for the twelve months ended December 31, 2014.

Stock Option and Incentive Award Plan

In February 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to FIG LLC and to the directors, officers, employees, service providers, consultants and advisors of FIG LLC who perform services for New Media and to New Media’s directors, officers, service providers, consultants and advisors.

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

New Senior

Stock Option and Incentive Award Plan

Effective upon New Senior's spin-off from Newcastle, New Senior has a Nonqualified Stock Option and Incentive Award Plan (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to FIG LLC and to the directors, officers, employees, service providers, consultants and advisors of FIG LLC who perform services for New Senior and to New Senior’s directors, officers, service providers, consultants and advisors.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

9. EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress's potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress's subsidiary, Fortress Operating Group, that are owned by the Principals (and a former senior employee) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by GAAP to each of its outstanding equity instruments as shown below.

Substantially all of Fortress's business is conducted at the Fortress Operating Group (“FOG”) level and FOG’s net income (loss) is allocated pro rata between the Fortress Operating Group units held by the Registrant, on the one hand, and the Principals and a former senior employee, on the other hand. The FOG income allocated to the Principals and a former senior employee is not subject to corporate income tax. A substantial portion of the Registrant’s income is allocated to FIG Corp. and is subject to U.S federal and state income taxation (taxed at prevailing rates), while the remainder of the Registrant’s portion of FOG income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The primary difference between basic and diluted earnings per share (“EPS”), if any, is income tax related. If the Principals and a former senior employee converted all of their Fortress Operating Group units into Class A shares, their portion of FOG’s income would become subject to corporate level taxation. Certain permanent differences in the Registrant’s tax calculation are not based on FIG Corp.’s ownership percentage of FOG. Thus, the effective tax rate changes when more income or loss is allocated to FIG Corp. This change in the effective tax rate results in incremental per share income or loss in the diluted EPS calculation, depending on whether the Registrant has income tax expense or benefit for the period. The comparison of the Registrant’s effective tax rate and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and a former senior employee.

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2014
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	207,907,352	207,907,352
Fully vested restricted Class A share units with dividend equivalent rights	1,379,649	1,379,649
Fully vested restricted Class A shares	1,016,240	1,016,240
Fortress Operating Group units exchangeable into Class A shares (1)	—	231,162,793
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	4,670,736
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	9,017,366
Total weighted average shares outstanding	210,303,241	455,154,136
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$99,962	$99,962
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(1,296)	(1,296)
Add back Principals’ and others’ interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	96,867
Net income (loss) available to Class A shareholders	$98,666	$195,533
Weighted average shares outstanding	210,303,241	455,154,136
Basic and diluted net income (loss) per Class A share	$0.47	$0.43

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

(1)
The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and a former senior employee) are exchangeable into Class A shares on a one-to-one basis (fully vested RPUs would first have to be exchanged for Fortress Operating Group units and Class B shares). These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

dilutive using the if-converted method, which includes the income tax effects of nondiscretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units and fully vested RPUs. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive. The final vesting of the RPUs occurred on January 1, 2013.

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

Period	Share Units
Year Ended December 31, 2014	13,310,978

Year Ended December 31, 2013	15,321,401

Year Ended December 31, 2012	18,419,024

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

The Principals and a former senior employee exchanged an aggregate of 10,333,334, and 17,467,232, Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2013 and 2012, respectively.

In 2012, Fortress paid $7.8 million of statutory withholding tax on behalf of employees and, therefore, issued only 3.7 million Class A shares in satisfaction of 5.6 million RSUs. In 2014, Fortress paid $3.6 million of statutory withholding tax on behalf of employees and, therefore, issued only 0.5 million Class A shares in satisfaction of 1.1 million RSUs. These payments are treated as a financing activity on the statements of cash flows since it had the same accounting effect as if Class A shares were repurchased.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
Class A shares (public shareholders)	207,907,352	233,117,423	210,467,733	207,490,023	239,786,176
Restricted Class A shares (directors)	1,016,240	921,261	749,007	1,045,134	955,744
Restricted Class A share units (employees) (A)	1,379,649	2,207,612	3,194,380	194,287	6,704
Restricted Class A share units (employees) (B)	7,017,047	4,883,186	6,609,155	7,002,003	5,232,536
Fortress Operating Group units (Principals and a former senior employee)	231,162,793	249,534,372	299,559,853	226,331,513	249,534,372
Fortress Operating Group RPUs (a former senior employee)	—	2,434,703	12,817,851	—	—
Total	448,483,081	493,098,557	533,397,979	442,062,960	495,515,532

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. All of the purchased Class A shares (and underlying Fortress Operating Group units) were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed for each year, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services and/or pay Nomura certain annual sums in lieu thereof equal to the difference, if any, between (i) $12.0 million minus (ii) all fees earned or received by Nomura for the services provided to Fortress and its affiliates during each year.

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded an estimated liability (included in Other liabilities within the Investment Manager caption on the consolidated balance sheets) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Dividends and distributions during the years ended December 31, 2014 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2014:
Dividends on Class A shares	$—	$101,864	$—	$101,864
Dividend equivalents on restricted Class A share units	—	3,996	—	3,996
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	5,160	136,748	—	136,748
Total distributions	$5,160	$242,608	$—	$242,608

2013:
Dividends on Class A shares	$—	$56,274	$—	$56,274
Dividend equivalents on restricted Class A share units	—	1,652	—	1,652
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	30,725	72,295	5,160	77,455
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,272	401	—	401
Total distributions	$31,997	$130,622	$5,160	$135,782

2012:
Dividends on Class A shares	$—	$42,378	$—	$42,378
Dividend equivalents on restricted Class A share units (A)	—	1,795	—	1,795
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	27,561	15,895	30,725	46,620
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,862	540	1,272	1,812
Total distributions	$29,423	$60,608	$31,997	$92,605

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee) and the RPU holder (a former senior employee).

The dividends related to each of the first three quarters of 2014 and the fourth quarter of 2013, were $0.08 per share. In addition to the base quarterly dividend at $0.08 per Class a share, a special cash dividend of $0.18 per Class A share was declared for the second quarter of 2014. The dividends related to the fourth quarter of 2014, declared on February 26, 2015, were $0.08 per Class A share and a special dividend of $0.30 per share was declared resulting in total dividends of $0.38 per share for the fourth quarter of 2014. This dividend will be paid on March 17, 2015 to holders of record of Class A shares on March 12, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is approximately $86.4 million. The dividends related to each of the first three quarters of 2013 and the fourth quarter of 2012 were $0.06 per share.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

10. COMMITMENTS AND CONTINGENCIES

Investment Manager

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

General Partner Liability — Certain of Fortress’s consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 3), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on Fortress's balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment.  See “Litigation” below.

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at December 31, 2014 and 2013 was $44.0 million and $41.8 million, respectively.

Litigation - Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2014, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Regulatory Matters - In the ordinary course of business, Fortress and its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund, Private Permanent Capital Vehicle and Credit PE Fund Capital Commitments - Fortress has remaining capital commitments, which aggregated $146.9 million as of December 31, 2014, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment - Incentive income received from certain Fortress Funds, primarily the private equity funds, private permanent capital vehicle and credit PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11.

Private Equity Fund Operating Expense Limit - Fortress is contingently liable, under an agreement with the operating subsidiary of its private equity funds, for any expenses of such subsidiary in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ investors). Fortress monitors these expenses and does not expect to make any payments related thereto.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Debt Covenants - Fortress’s debt agreements contain various customary loan covenants (Note 5). Fortress was in compliance with all of its existing credit agreement covenants as of December 31, 2014.

Minimum Future Rentals - Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Various dates through October 2032	Various dates through April 2019
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	5 - 12 months	1 - 16.5 months
Leasehold improvement incentives	$12,499	$2,351
Renewal periods	Up to 5 years - some have none	Up to 5 years - some have none

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

Investment Manager
Year Ending December 31,
2015	$25,483
2016	23,253
2017	12,462
2018	20,234
2019	19,612
Thereafter	279,382
Total	$380,426

Rent expense, including operating expense escalations, during the years ended December 31, 2014, 2013 and 2012 was $23.7 million, $23.6 million and $24.4 million respectively, and was included in General, Administrative and Other Expense.

Subsequent to December 31, 2014 we entered into new lease agreements which relate to our primary office space in New York and extends through October 2032.

In 2013 and 2012, Fortress sublet a portion of its office space at a loss. In connection with this, Fortress recorded lease related charges of $0.8 million and $3.3 million to General, Administrative, and Other expense in 2013 and 2012, respectively.

Non-Investment Manager

New Media

Minimum future rental payments (excluding expense escalations) related to New Media’s non-cancelable operating lease commitments are as follows:

2015	$6,800
2016	4,985
2017	4,801
2018	3,671
2019	1,450
Thereafter	3,449
Total minimum lease payments	$25,156

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Rent expense under operating leases for New Media for the period from February 14, 2014 to December 31, 2014 was $6.7 million and was primarily included in operating costs on the consolidated statements of operations.

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

New Senior

Certain Obligations, Liabilities and Litigation

New Senior may be subject to various obligations, liabilities and litigation assumed in connection with or arising out of its acquisitions or otherwise arising in connection with its on-going business. Some of these liabilities may be indemnified by third parties. However, if these liabilities are greater than expected or were not known to New Senior at the time of acquisition, if New Senior is not entitled to indemnification, or if the responsible third party fails to indemnify New Senior for these liabilities, such obligations, liabilities and litigation could have a material adverse effect on New Senior. In addition, in connection with the sale or leasing of properties, New Senior may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a material adverse effect on our financial position, cash flows and results of operations.

Proceedings Indemnified and Defended by Third Parties

From time to time, New Senior is party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold them harmless. While New Senior is presently not being defended by any tenant and other obligated third parties in these matters, there is no assurance that its tenants, their affiliates or other obligated third parties will continue to defend New Senior in these matters, or that such parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to New Senior.

Environmental Costs

As a commercial real estate owner, New Senior is subject to potential environmental costs. As of December 31, 2014, New Senior's management is not aware of any environmental concerns that would have a material adverse effect on New Senior's financial position or results of operations.

As of December 31, 2014, New Senior believes there are no material contingencies that would affect its results of operations, cash flows or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

11. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle.

In the third quarter of 2014, Fortress reorganized its segments by:

(1)
Reclassifying its investments in and resulting pre-tax distributable earnings from the Fortress Funds, which were previously presented under the principal investments segment, to each of the other segments that the investment relates to, and

(2)
Reclassifying one of its private equity funds, WWTAI, from its private equity funds segment to its permanent capital vehicles segment, as Fortress expects that WWTAI will become a publicly traded company externally managed by Fortress.

For segment results of operations, the reclassifications were made to reflect changes in the way the business is reviewed and assessed by Fortress's chief operating decision maker ("CODM"). All of Fortress’s internal reports have been changed to reflect this reorganization and Fortress’s allocable expenses are now allocated amongst the segments based on this reorganization. Prior period amounts have been reclassified to reflect the segment reorganization described above.

The amounts not allocated to a segment consist primarily of interest income, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

Management assesses Fortress’s segments on a Fortress Operating Group (with the Non-Investment Manager and Investment Company on an unconsolidated basis) and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (primarily held by the Principals) and income tax expense.

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

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i)                  a.            for Fortress Funds which are private equity funds, a private permanent capital vehicle and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.         for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the receipt of cash or proceeds from the sale of shares received pursuant to the exercise of options in the publicly traded permanent capital vehicles, in excess of their strike price,

d.
adding the incentive income earned by Fortress in connection with New Media, New Senior and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media, New Senior and the Investment Company,

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income and expense reimbursement earned by Fortress in connection with New Media, New Senior and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media, New Senior and the Investment Company,

Expenses

(v)	adding or subtracting, as necessary, the employee profit portion of the incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the STIP),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units,

(ix)	subtracting the income (or adding the loss) of the Non-Investment Manager and Investment Company allocable to the Class A shareholders, and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. As such, fund management DE is presented with the Non- Investment Manager business and Investment Company on an unconsolidated Basis. Fortress defines its segment operating margin to be equal to fund management DE divided by segment revenues.

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
DECEMBER 31, 2014
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

(iv)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling items in (i)(b) above.

(v)	Fortress's investment in, options and receivables from the Non-Investment Manager - consolidated VIEs

(vi)	total assets of the Non-Investment Manager - consolidated VIEs

(vii)	Fortress's investment in and receivables from the Investment Company - consolidated VIEs

(viii)	Total assets of the Investment Company - consolidated VIEs

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes a private permanent capital vehicle and hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, permanent capital vehicles and credit PE funds.

Pursuant to the definition of Distributable Earnings (“DE”) above, impairment is taken into account in the calculation in two ways: first, in section (i)(a) regarding private equity and credit PE incentive income, and, second, in section (ii)(a) regarding equity method investments in private equity funds. Pursuant to section (ii)(a), distributable earnings does not include unrealized losses from investments in private equity funds, unless an impairment is required to be recognized.

DE is Fortress’s segment measure of operating performance and is defined by Fortress’s “chief operating decision maker” (“CODM”), which is its management committee. The CODM receives performance reports on Fortress’s segments on a DE basis pursuant to their requirements for managing Fortress’s business.

Investments in Private Equity Funds and Credit PE Funds

Unrealized changes in the value of investments in private equity funds and credit PE funds are not recorded through distributable earnings, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value (“NAV”) of a fund or the fair market value of the publicly traded permanent capital vehicle attributable to Fortress’s investment is less than its cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the “other than temporary” impairment criteria in a manner similar to the one specified for accounting for certain debt and equity securities under GAAP. As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis.

Private Equity and Credit PE Incentive Income

For DE purposes, incentive income is recognized from private equity funds and credit PE funds as it is realized, subject to a reserve for potential clawback if the likelihood of clawback is determined to be greater than remote by the CODM. Incentive income from the private equity funds and Credit PE funds is paid to Fortress as particular investments are realized. However, it is subject to contingent repayment (or clawback) if the fund as a whole does not meet certain performance criteria.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

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
Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds, credit PE funds and the private permanent capital vehicle, which are subject to contingent clawback, as of December 31, 2014:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund II	$—	N/A	$1,334	$(1,999)	$(1,334)	$—	(C)
Fund III	45,108	28 Quarters	45,108	—	—	45,108	(D)
FRID	N/A	N/A	10,041	(16,447)	(10,041)	—	(E)
Total	$45,108		$56,483	$(18,446)	$(11,375)	$45,108

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the Fortress CODM has determined no clawback reserve is necessary: WWTAI, Credit Opportunities Fund, Credit Opportunities Fund II, certain FCO Managed Accounts, Real Estate Opportunities Fund, Real Estate Opportunities REOC Fund, Net Lease Fund I, Global Opportunities Fund and Japan Opportunity Fund.

(B)	See Note 3.

(C)
Based on the criteria determined by the CODM, management determined that a net reversal of $1.3 million of clawback reserve was appropriate. The fund is in process of liquidation and no clawback exists as of December 31, 2014.

(D)	The potential clawback on this fund has been fully reserved in prior periods.

(E)	During the second quarter of 2014, Fortress returned all prior net incentive income distributions received from the fund. The fund is in liquidation and no clawback exists as of December 31, 2014.

Impairment Determination and Embedded Gain/Loss

During the years ended December 31, 2014, 2013 and 2012 Fortress recorded $2.7 million, $1.1 million and $1.3 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes. During the year, Fortress recognized an impairment charge of $11.5 million related to its holdings of digital currency (Bitcoin). As of December 31, 2014, Fortress had $7.6 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2014, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $553.5 million, representing net unrealized gains.

During the years ended December 31, 2014, 2013 and 2012, Fortress recorded aggregate net (reversals) of $(1.3) million, $(4.7) million and $(5.4) million, respectively, of net clawback reserves previously recorded for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2014 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses for DE purposes of approximately $7.6 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Embedded Incentive Income

As of December 31, 2014, Fortress had $935.4 million of gross undistributed incentive income, or $868.5 million net of intrinsic clawback (Note 3). In addition, if Fortress had exercised all of its in-the-money options it holds in the permanent capital vehicles(Note 4) and sold all of the resulting shares at their December 31, 2014 closing price, it would have recorded $64.0 million of gross additional distributable earnings, or $55.9 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

	Private Equity			Credit
	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated		Total
December 31, 2014 and the Year then Ended
Segment revenues
Management fees	$136,110	$69,360	$137,908	$113,825	$96,715	$46,996	$—		$600,914
Incentive income	2,854	65,448	16,067	121,768	254,461	106	—		460,704
Segment revenues - total	$138,964	$134,808	$153,975	$235,593	$351,176	$47,102	$—		$1,061,618

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$88,081	$44,577	$25,443	$106,346	$111,442	$(6,582)	$—		$369,307

Fund management distributable earnings (loss)	$88,081	$38,990	$23,851	$87,244	$108,765	$(6,582)	$—		$340,349

Pre-tax distributable earnings (loss)	$183,078	$40,976	$22,371	$85,988	$121,669	$(5,267)	$(2,757)		$446,058

Total segment assets	$763,115	$173,627	$235,409	$143,428	$277,907	$63,413	$869,859	(A)	$2,526,758

(A)	Unallocated assets include cash of $382.2 million and deferred tax assets of $417.6 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Private Equity			Credit
	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
December 31, 2013 and the Year then Ended
Segment revenues
Management fees	$134,176	$61,200	$110,622	$101,890	$95,925	$35,833	$—	$539,646
Incentive income	13,211	18,101	150,700	190,846	120,137	—	—	492,995
Segment revenues - total	$147,387	$79,301	$261,322	$292,736	$216,062	$35,833	$—	$1,032,641

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$95,547	$32,235	$125,482	$139,339	$57,299	$(11,819)	$—	$438,083

Fund management distributable earnings (loss)	$95,547	$29,834	$112,934	$120,863	$56,112	$(11,819)	$—	$403,471

Pre-tax distributable earnings (loss)	$109,089	$31,319	$116,488	$127,450	$63,766	$(8,542)	$(5,184)	$434,386

Total segment assets	$950,195	$160,877	$316,173	$185,677	$245,655	$59,783	$783,017	$2,701,377

December 31, 2012 and the Year then Ended
Segment revenues
Management fees	$118,990	$56,757	$77,531	$101,194	$98,393	$26,796	$—	$479,661
Incentive income	10,993	242	67,645	130,305	68,568	—	—	277,753
Segment revenues - total	$129,983	$56,999	$145,176	$231,499	$166,961	$26,796	$—	$757,414

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$87,952	$27,306	$50,316	$105,999	$34,599	$(9,793)	$576	$296,955

Fund management distributable earnings (loss)	$87,952	$26,246	$45,284	$92,523	$34,015	$(9,793)	$576	$276,803

Pre-tax distributable earnings (loss)	$88,962	$27,310	$48,533	$97,525	$38,394	$(9,793)	$(13,420)	$277,511

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Year Ended December 31,
	2014	2013	2012
Fund management distributable earnings	$340,349	$403,471	$276,803
Investment income (loss)	108,914	36,082	16,211
Interest expense	(3,205)	(5,167)	(15,503)
Pre-tax distributable earnings	446,058	434,386	277,511

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle and credit PE funds, subject to contingent repayment	(255,533)	(126,479)	(71,181)
Incentive income received from third parties, subject to contingent repayment	(652)	(264)	(3,023)
Incentive income accrued from private equity funds, the private permanent capital vehicle and credit PE funds, not subject to contingent repayment	171,387	107,276	77,993
Incentive income related to the Non-Investment Manager - consolidated VIEs	(198)	—	—
Incentive income received from the sale of shares related to options	(8,735)	(1,921)	(242)
Reserve for clawback, gross (see discussion above)	(1,999)	(7,397)	(8,380)
	(95,730)	(28,785)	(4,833)
Adjust other income
Distributions of earnings from equity method investees*	(71,888)	(15,316)	(6,028)
Earnings (losses) from equity method investees*	68,452	124,401	141,697
Equity method (earnings) losses earned by Fortress in the Investment Company - consolidated VIEs	1,595	—	—
Gains (losses) on options in equity method investees	(27,758)	25,295	6,040
Gains (losses) on other investments	(14,401)	14,774	41,224
Impairment of investments (see discussion above)	2,701	1,117	1,338
Adjust income from the receipt of options	3,346	42,516	21,524
	(37,953)	192,787	205,795
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(31,351)	(45,947)	(221,975)
Adjust employee portion of incentive income from private equity funds, private permanent capital vehicle and credit PE funds, accrued prior to the realization of incentive income	(5,550)	(790)	3,015
	(36,901)	(46,737)	(218,960)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(81)	(46)	(46)
Adjust non-controlling interests related to Fortress Operating Group units	(134,033)	(276,683)	(132,950)
Adjust tax receivable agreement liability	(33,116)	(8,787)	(8,870)
Adjust income taxes - Investment Manager	(6,845)	(65,688)	(39,363)
Adjust consolidated Non-Investment Manager income (loss) allocable to Class A Shareholders	158	—	—
Adjust consolidated Investment Company income (loss) allocable to Class A Shareholders	(1,595)	—	—
Total adjustments	(346,096)	(233,939)	(199,227)
Net Income (Loss) Attributable to Class A Shareholders	99,962	200,447	78,284
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	138,960	283,144	140,538
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	(709)	—	—
Non-controlling Interests in Income (Loss) of Investment Company -consolidated VIEs	9,737	—	—
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIEs	(14,593)	—	—
Net Income (Loss) (GAAP)	$233,357	$483,591	$218,822

*	This adjustment relates to all of the private equity, private permanent capital vehicle, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31,
	2014	2013
Total Segment Assets	$2,526,758	$2,701,377
Adjust equity investments from segment carrying amount	(37,169)	(42,811)
Adjust investments gross of employees' and others' portion	33,847	38,621
Adjust intangible assets to cost	(22,837)	(22,755)
Less: Fortress's investment in, options and receivables from Non-Investment Manager - consolidated VIEs	(36,977)	—
Less: Fortress's investment in and receivables from Investment Company - consolidated VIEs	(4,839)	—
Add: Total assets of Non-Investment Manager - consolidated VIEs	3,384,444	—
Add: Total assets of Investment Company - consolidated VIEs	91,659	—
Total assets (GAAP)	$5,934,886	$2,674,432

	December 31,
	2014	2013	2012
Segment revenues	$1,061,618	$1,032,641	$757,414
Adjust management fees	1,349	917	522
Adjust management fees for Non-Investment Manager - consolidated VIEs	(8,460)	—	—
Adjust management fees for Investment Company - consolidated VIEs	(279)	—	—
Adjust incentive income*	(96,590)	(28,785)	(5,153)
Adjust income from the receipt of options	3,346	42,516	21,524
Adjust other revenues (including expense reimbursements)**	224,356	217,694	195,562
Add: Total revenues - Non-Investment Manager - consolidated VIEs	626,196	—	—
Add: Total revenues - Investment Company - consolidated VIEs	281	—	—
Total revenues (GAAP)	$1,811,817	$1,264,983	$969,869

*
Incentive income received from third parties, not subject to contingent repayment of $0.9 million, $0.0 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012 are included in segment measures as part of incentive income, while included in GAAP as part of other revenues.

**
Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment prior to the allocation of corporate and intra-segment depreciation and amortization expenses to the business segments was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Private Equity			Credit
Year Ended December 31,	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Corporate	Total
2014
Depreciation	$1,585	$851	$7,436	$5,462	$1,125	$334	$2,955	$19,748
Amortization	—	—	—	—	—	81	—	81
Total	$1,585	$851	$7,436	$5,462	$1,125	$415	$2,955	$19,829

2013
Depreciation	$1,525	$606	$2,223	$5,557	$422	$271	$3,040	$13,644
Amortization	—	—	—	—	—	46	—	46
Total	$1,525	$606	$2,223	$5,557	$422	$317	$3,040	$13,690

2012
Depreciation	$1,868	$484	$2,218	$5,996	$386	$329	$3,604	$14,885
Amortization	—	—	—	—	—	46	—	46
Total	$1,868	$484	$2,218	$5,996	$386	$375	$3,604	$14,931

12. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2014 (referred to as "subsequent events") through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

Additional subsequent events are described in Notes 1, 4, 7 and 9.

Subsequent to December 31, 2014, Fortress granted 11.3 million RSUs to its employees, of which 6.5 million are dividend paying. These RSUs generally vest over a period of three to six years. Furthermore, 6.7 million existing RSUs vested in January 2015 and the related Class A shares will be delivered within six months pursuant to the plan documents. A portion of these Class A shares may be sold to cover withholding tax requirements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

13. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP, certain consolidated entities (Non-Investment Manager and Investment Company) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the years ended December 31, 2014, 2013 and 2012.

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

The consolidating balance sheet information as of December 31, 2014 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Investment Manager
Cash and cash equivalents	$389,782	$950	$—	$—	$357	$—	$391,089
Due from affiliates	326,230	2,654	—	(8,566)	—	—	320,318
Investments	1,115,212	2,175	—	(6,844)	511,927	(511,927)	1,110,543
Investments in options	71,844	—	—	(26,110)	—	—	45,734
Deferred tax asset, net	—	—	—	—	417,623	—	417,623
Other assets	174,201	2,020	—	(4,747)	2,002	—	173,476
Investment Company - consolidated VIEs
Cash and cash equivalents	—	—	303	—	—	—	303
Investments, at fair value	—	—	91,125	—	—	—	91,125
Other assets	—	—	231	—	—	—	231
	2,077,269	7,799	91,659	(46,267)	931,909	(511,927)	2,550,442
Non-Investment Manager - consolidated VIEs
Cash and cash equivalents	—	—	350,086	—	—	—	350,086
Investments in senior housing real estate, net	—	—	1,799,848	—	—	—	1,799,848
Fixed assets, net	—	—	283,786	—	—	—	283,786
Goodwill	—	—	370,375	—	—	—	370,375
Intangible assets, net	—	—	423,819	—	—	—	423,819
Other assets, net	—	—	156,530	—	—	—	156,530
	—	—	3,384,444	—	—	—	3,384,444
Total Assets	$2,077,269	$7,799	$3,476,103	$(46,267)	$931,909	$(511,927)	$5,934,886

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Liabilities
Investment Manager
Accrued compensation and benefits	$371,563	$3,146	$—	$(1,964)	$—	$—	$372,745
Due to affiliates	86,100	2,274	—	(2,274)	289,324	—	375,424
Deferred incentive income	304,526	—	—	—	—	—	304,526
Debt obligations payable	75,000	—	—	—	—	—	75,000
Other liabilities	87,905	82	—	—	—	—	87,987
Investment Company - consolidated VIEs
Other liabilities	—	—	138	(35)	—	—	103
	925,094	5,502	138	(4,273)	289,324	—	1,215,785
Non-Investment Manager - consolidated VIEs
Mortgage notes payable	—	—	1,259,430	—	—	—	1,259,430
Debt obligations payable	—	—	222,052	—	—	—	222,052
Deferred revenue	—	—	35,933	—	—	—	35,933
Accrued expenses and other liabilities	—	—	140,108	(6,257)	—	—	133,851
	—	—	1,657,523	(6,257)	—	—	1,651,266
Total Liabilities	925,094	5,502	1,657,661	(10,530)	289,324	—	2,867,051

Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIEs	—	—	—	1,717	—	—	1,717

Equity
Paid-in capital	5,747,295	5,628	1,830,566	(1,832,794)	1,996,137	(5,750,695)	1,996,137
Retained earnings (accumulated deficit)	(4,670,253)	(3,331)	(7,198)	5,251	(1,351,126)	4,675,531	(1,351,126)
Accumulated other comprehensive income (loss)	(7,503)	—	(4,926)	4,916	(2,426)	7,513	(2,426)
Total Fortress shareholders’ equity (D)	1,069,539	2,297	1,818,442	(1,822,627)	642,585	(1,067,651)	642,585
Principals’ and others’ interests in equity of consolidated subsidiaries	82,636	—	—	—	—	555,724	638,360
Non-controlling interests in equity of Investment Company - consolidated VIEs	—	—	—	85,001	—	—	85,001
Non-controlling interests in equity of Non- Investment Manager - consolidated VIEs	—	—	—	1,700,172	—	—	1,700,172
Total Equity	1,152,175	2,297	1,818,442	(37,454)	642,585	(511,927)	3,066,118
Total Liabilities Redeemable Non-controlling Interests and Equity	$2,077,269	$7,799	$3,476,103	$(46,267)	$931,909	$(511,927)	$5,934,886

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes the Principals’ (and one former senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2014 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Investment Manager
Management fees: affiliates	$534,293	$5,330	$—	$(11,701)	$—	$—	$527,922
Management fees: non-affiliates	68,649	299	—	—	—	—	68,948
Incentive income: affiliates	362,578	—	—	(198)	—	—	362,380
Incentive income: non-affiliates	1,734	—	—	—	—	—	1,734
Expense reimbursements: affiliates	180,563	32,485	—	(8,003)	—	—	205,045
Expense reimbursements: non-affiliates	10,376	3,053	—	—	—	—	13,429
Other revenues (affiliate portion disclosed in Note 7)	5,962	—	—	(80)	—	—	5,882
Investment Company - consolidated VIEs
Interest and dividend income	—	—	281	—	—	—	281
	1,164,155	41,167	281	(19,982)	—	—	1,185,621
Non-Investment Manager - consolidated VIEs
Advertising	—	—	346,613	—	—	—	346,613
Circulation	—	—	173,436	—	—	—	173,436
Commercial printing and other	—	—	64,062	—	—	—	64,062
Rental revenue, resident fees and services	—	—	42,085	—	—	—	42,085
	—	—	626,196	—	—	—	626,196
Total Revenues	1,164,155	41,167	626,477	(19,982)	—	—	1,811,817

Expenses
Investment Manager
Compensation and benefits	755,680	39,681	—	741	—	—	796,102
General, administrative and other	169,922	2,246	—	—	(1)	—	172,167
Depreciation and amortization	19,756	73	—	—	—	—	19,829
Interest expense	3,214	55	—	(53)	227	—	3,443
Investment Company - consolidated VIEs
Other	—	—	1,289	(278)	—	—	1,011
	948,572	42,055	1,289	410	226	—	992,552
Non-Investment Manager - consolidated VIEs
Media operating costs	—	—	327,130	—	—	—	327,130
General, administrative and other	—	—	198,129	(9,228)	—	—	188,901
Depreciation and amortization	—	—	61,395	—	—	—	61,395
Interest expense	—	—	23,718	—	—	—	23,718
Loss on extinguishment of debt	—	—	9,047	—	—	—	9,047
Property operating costs	—	—	18,500	(7,433)	—	—	11,067
	—	—	637,919	(16,661)	—	—	621,258
Total Expenses	948,572	42,055	639,208	(16,251)	226	—	1,613,810

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(10,269)	—	—	1,956	—	—	(8,313)
Tax receivable agreement liability adjustment	—	—	—	—	(33,116)	—	(33,116)
Earnings (losses) from equity method investees	76,731	—	—	1,462	122,779	(122,779)	78,193
Investment Company - consolidated VIEs
Gains (losses)	—	—	8,442	—	—	—	8,442
Total Other Income (Loss)	66,462	—	8,442	3,418	89,663	(122,779)	45,206

Income (Loss) Before Income Taxes	282,045	(888)	(4,289)	(313)	89,437	(122,779)	243,213
Income tax benefit (expense) - Investment Manager	(17,465)	(7)	—	—	10,525	—	(6,947)
Income tax benefit (expense) - Non- Investment Manager - consolidated VIE	—	—	(2,909)	—	—	—	(2,909)
Total Income Tax Benefit (Expense)	(17,465)	(7)	(2,909)	—	10,525	—	(9,856)
Net Income (Loss)	$264,580	$(895)	$(7,198)	$(313)	$99,962	$(122,779)	$233,357
Allocation of Net Income (Loss)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$4,927	$—	$—	$—	$—	$134,033	$138,960
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	—	—	—	(709)	—	—	(709)
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	—	—	—	9,737	—	—	9,737
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIE	—	—	—	(14,593)	—	—	(14,593)
Net Income (Loss) Attributable to Class A Shareholders (D)	259,653	(895)	(7,198)	5,252	99,962	(256,812)	99,962
	$264,580	$(895)	$(7,198)	$(313)	$99,962	$(122,779)	$233,357

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes the net income (loss) attributable to the Principals’ (and a former senior employee's) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2014 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$264,580	$(895)	$(7,198)	$(313)	$99,962	$(122,779)	$233,357
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	19,756	73	—	—	—	—	19,829
Other amortization (included in interest expense)	781	—	—	—	—	—	781
(Earnings) losses from equity method investees	(76,731)	—	—	(1,462)	(122,779)	122,779	(78,193)
Distributions of earnings from equity method investees	110,967	—	—	—	—	—	110,967
(Gains) losses	10,269	—	—	(1,956)	—	—	8,313
Deferred incentive income	(171,387)	—	—	—	—	—	(171,387)
Deferred tax (benefit) expense	1,527	—	—	—	(19,571)	—	(18,044)
Options received from affiliates	(6,310)	—	—	2,964	—	—	(3,346)
Tax receivable agreement liability adjustment	—	—	—	—	33,116	—	33,116
Equity-based compensation	38,157	—	—	—			38,157
Options in affiliates granted to employees	701	—	—	741	—	—	1,442
Other	(616)	—	—	79	—	—	(537)
Investment Company - consolidated VIEs
(Gains) losses	—	—	(8,442)	—	—	—	(8,442)
Non-Investment Manager - consolidated VIEs
Depreciation and amortization	—	—	61,395	—	—	—	61,395
Loss on extinguishment of debt	—	—	5,949	—	—	—	5,949
Amortization (including deferred financing costs)	—	—	1,018	—	—	—	1,018
Deferred tax (benefit) expense	—	—	3,750	—	—	—	3,750
Deferred rental income	—	—	(4,348)	—	—	—	(4,348)
Other	—	—	1,047	—	—	—	1,047
Cash flows due to changes in
Investment Manager
Due from affiliates	(166,016)	(790)	—	8,335	—	—	(158,471)
Other assets	44,370	(1,546)	—	(53)	4,767	—	47,538
Accrued compensation and benefits	89,014	861	—	—	—	—	89,875
Due to affiliates	(10,285)	2,043	—	(2,043)	(23,853)	—	(34,138)
Deferred incentive income	216,493	—	—	—	—	—	216,493
Other liabilities	5,164	18	—	—	—	—	5,182
Investment Company - consolidated VIEs
Purchases of investments and payments to cover securities sold not yet purchased	—	—	(718,013)	—	—	—	(718,013)
Proceeds from sale of investments and securities sold not yet purchased	—	—	608,228	—	—	—	608,228
Receivables from brokers and counterparties	—	—	(44,904)	—	—	—	(44,904)
Other assets	—	—	(8,487)	—	—	—	(8,487)
Due to brokers and counterparties	—	—	12,031	—	—	—	12,031
Other liabilities	—	—	2,910	(35)	—	—	2,875
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIEs
Other assets	—	—	5,434	—	—	—	5,434
Due to affiliates	—	—	1,793	—	—	—	1,793
Deferred revenue	—	—	(426)	—	—	—	(426)
Accrued expenses and other liabilities	—	—	(13,712)	(6,257)	—	—	(19,969)
Net cash provided by (used in) operating activities	370,434	(236)	(101,975)	—	(28,358)	—	239,865
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(86,113)	—	—	50,053	(36,876)	36,876	(36,060)
Distributions of capital from equity method investees	379,940	—	—	—	126,414	(126,414)	379,940
Purchase of securities	(16,664)	—	—	—	—	—	(16,664)
Proceeds from sale of equity investments	84,852	—	—	—	—	—	84,852
Purchase of fixed assets	(12,445)	—	—	—	—	—	(12,445)
Purchase of software and technology-related assets	(25,976)	—	—	—	—	—	(25,976)
Investment Company - consolidated VIEs
Existing cash on deconsolidation date	—	—	(12,024)	—	—	—	(12,024)
Non-Investment Manager - consolidated VIEs
Existing cash on consolidation date	—	—	269,089	—	—	—	269,089
Purchase of fixed assets	—	—	(6,104)	—	—	—	(6,104)
Acquisitions, net of cash acquired	—	—	(77,618)	—	—	—	(77,618)
Acquisitions of real estate	—	—	(15,691)	—	—	—	(15,691)
Deposits paid for investments	—	—	(4,855)	—	—	—	(4,855)
Other	—	—	888	—	—	—	888
Net cash provided by (used in) investing activities	323,594	—	153,685	50,053	89,538	(89,538)	527,332
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	—	—	—	—	—	(50,000)
Borrowing under debt obligations	125,000	—	—	—	—	—	125,000
Proceeds from public offering (Note 9)	—	—	—	—	186,551	—	186,551
Repurchase of Class B shares (Note 9)	—	—	—	—	(186,551)	—	(186,551)
Issuance (purchase) of Class A shares (RSU settlements)	(36,876)	—	—	—	36,876	—	—
Repurchase of Class A shares (Note 9)	(363,260)	(150)	—	—	—	—	(363,410)
Repurchase of shares and RSUs (Note 9)	(3,611)	—	—	—	—	—	(3,611)
Capital contributions (distributions)	36,876	—	—	—	—	(36,876)	—
Dividends and dividend equivalents paid	(130,410)	—	—	—	(101,864)	126,414	(105,860)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	876	—	—	—	—	—	876
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(245,461)	—	—	—	—	—	(245,461)
Excess tax benefits from delivery of RSUs	—	—	—	—	3,538	—	3,538
Investment Company - consolidated VIEs
Redeemable non-controlling interests - contributions	—	—	86,255	(50,003)	—	—	36,252
Non-redeemable non-controlling interests in Investment Company - contributions	—	—	75,315	(50)	—	—	75,265

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIEs
Repayments of debt obligations	—	—	(199,969)	—	—	—	(199,969)
Borrowings under debt obligations	—	—	241,843	—	—	—	241,843
Payment of debt issuance costs	—	—	(2,569)	—	—	—	(2,569)
Proceeds from public offering (net of offering costs)	—	—	115,874	—	—	—	115,874
Capital contributions	—	—	142	—	—	—	142
Dividends and dividend equivalents paid	—	—	(18,212)	—	—	—	(18,212)
Net cash provided by (used in) financing activities	(666,866)	(150)	298,679	(50,053)	(61,450)	89,538	(390,302)
Net Increase (Decrease) in Cash and Cash Equivalents	27,162	(386)	350,389	—	(270)	—	376,895
Cash and Cash Equivalents, Beginning of Period	362,620	1,336	—	—	627	—	364,583
Cash and Cash Equivalents, End of Period	$389,782	$950	$350,389	$—	$357	$—	$741,478
Cash and Cash Equivalents - Investment Manager, End of Period	$389,782	$950	$—	$—	$357	$—	$391,089
Cash and Cash Equivalents - Investment Company - consolidated VIEs, End of Period	$—	$—	$303	$—	$—	$—	$303
Cash and Cash Equivalents - Non-Investment Manager - consolidated VIEs, End of Period	$—	$—	$350,086	$—	$—	$—	$350,086

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating balance sheet information as of December 31, 2013 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$362,620	$1,336	$—	$627	$—	$364,583
Due from affiliates	405,491	1,864	(231)	4,979	(4,979)	407,124
Investments	1,253,266	175	(175)	699,863	(699,863)	1,253,266
Investments in options	104,338	—	—	—	—	104,338
Deferred tax asset, net	—	—	—	354,526	—	354,526
Other assets	184,023	494	—	6,078	—	190,595
	$2,309,738	$3,869	$(406)	$1,066,073	$(704,842)	$2,674,432
Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$415,024	$2,285	$—	$—	$—	$417,309
Due to affiliates	108,805	231	(231)	241,006	(4,979)	344,832
Deferred incentive income	247,556	—	—	—	—	247,556
Debt obligations payable	—	—	—	—	—	—
Other liabilities	49,767	63	—	—	—	49,830
	821,152	2,579	(231)	241,006	(4,979)	1,059,527
Commitments and Contingencies
Equity
Paid-in capital	5,703,328	3,575	(175)	2,112,720	(5,706,728)	2,112,720
Retained earnings (accumulated deficit)	(4,274,573)	(2,285)	—	(1,286,131)	4,276,858	(1,286,131)
Accumulated other comprehensive income (loss)	(4,583)	—	—	(1,522)	4,583	(1,522)
Total Fortress shareholders' equity (C)	1,424,172	1,290	(175)	825,067	(1,425,287)	825,067
Principals' and others' interests in equity of consolidated subsidiaries	64,414	—	—	—	725,424	789,838
Total Equity	1,488,586	1,290	(175)	825,067	(699,863)	1,614,905
	$2,309,738	$3,869	$(406)	$1,066,073	$(704,842)	$2,674,432

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes the Principals’ (and a former senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2013 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$516,773	$3,510	$—	$—	$—	$520,283
Management fees: non-affiliates	62,240	555	—	—	—	62,795
Incentive income: affiliates	419,828	—	—	—	—	419,828
Incentive income: non-affiliates	44,383	—	—	—	—	44,383
Expense reimbursements: affiliates	179,874	26,578	—	—	—	206,452
Expense reimbursements: non-affiliates	7,209	—	—	—	—	7,209
Other revenues (affiliate portion disclosed in Note 7)	4,241	2	—	3,423	(3,633)	4,033
	1,234,548	30,645	—	3,423	(3,633)	1,264,983
Expenses
Compensation and benefits	711,897	29,864	—	—	—	741,761
General, administrative and other	135,203	1,566	—	1	—	136,770
Depreciation and amortization	13,630	60	—	—	—	13,690
Interest expense	5,147	34	—	3,834	(3,633)	5,382
	865,877	31,524	—	3,835	(3,633)	897,603
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 7)	53,938	(5)	—	—	—	53,933
Tax receivable agreement liability adjustment	—	—	—	(8,787)	—	(8,787)
Earnings (losses) from equity method investees	136,866	—	—	262,479	(262,479)	136,866
	190,804	(5)	—	253,692	(262,479)	182,012
Income (Loss) Before Income Taxes	559,475	(884)	—	253,280	(262,479)	549,392
Income tax benefit (expense) - Investment Manager	(13,024)	56	—	(52,833)	—	(65,801)
Net Income (Loss)	$546,451	$(828)	$—	$200,447	$(262,479)	$483,591
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$6,461	$—	$—	$—	$276,683	$283,144
Net Income (Loss) Attributable to Class A Shareholders (C)	$539,990	$(828)	$—	$200,447	$(539,162)	$200,447

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and a former senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2013 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$546,451	$(828)	$—	$200,447	$(262,479)	$483,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,630	60	—	—	—	13,690
Other amortization and accretion (included in interest expense)	900	—	—	—	—	900
(Earnings) losses from equity method investees	(136,866)	—	—	(262,479)	262,479	(136,866)
Distributions of earnings from equity method investees	84,548	—	—	—	—	84,548
(Gains) losses	(53,938)	5	—	—	—	(53,933)
Deferred incentive income	(107,276)	—	—	—	—	(107,276)
Deferred tax (benefit) expense	2,716	—	—	51,715	—	54,431
Options received from affiliates	(42,516)	—	—	—	—	(42,516)
Tax receivable agreement liability adjustment	—	—	—	8,787	—	8,787
Equity-based compensation	39,266	—	—	—	—	39,266
Options in affiliates granted to employees	8,190	—	—	—	—	8,190
Other	863	—	—	—	—	863
Cash flows due to changes in
Due from affiliates	(329,175)	(430)	(1,694)	149,615	(166,258)	(347,942)
Other assets	(18,303)	101	—	120	—	(18,082)
Accrued compensation and benefits	330,332	575	—	—	—	330,907
Due to affiliates	(130,117)	(2,291)	1,694	(38,211)	166,258	(2,667)
Deferred incentive income	118,765	—	—	—	—	118,765
Other liabilities	(2,304)	(43)	—	582	—	(1,765)
Net cash provided by (used in) operating activities	325,166	(2,851)	—	110,576	—	432,891
Cash Flows From Investing Activities
Contributions to equity method investees	(37,084)	—	—	(72,515)	72,515	(37,084)
Distributions of capital from equity method investees	281,481	—	—	97,475	(97,475)	281,481
Proceeds from sale of direct investments	18,849	—	—	—	—	18,849
Purchase of equity securities	(20,043)	—	—	—	—	(20,043)
Purchase of digital currency (Bitcoin)	(20,000)	—	—	—	—	(20,000)
Purchase of fixed assets	(11,471)	—	—	—	—	(11,471)
Net cash provided by (used in) investing activities	211,732	—	—	24,960	(24,960)	211,732

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	—	—	—	(149,453)	—	(149,453)
Payment of deferred financing costs	(2,367)	—	—	—	—	(2,367)
Issuance (purchase) of Class A shares (RSU settlements)	(70,850)	—	—	70,850	—	—
Repurchase of shares and RSUs	—	—	—	—	—	—
Capital contributions (distributions)	67,450	3,400	—	—	(70,850)	—
Dividends and dividend equivalents paid	(97,337)	—	—	(56,399)	95,810	(57,926)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	401	—	—	—	—	401
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(174,937)	—	—	—	—	(174,937)
Net cash provided by (used in) financing activities	(277,640)	3,400	—	(135,002)	24,960	(384,282)
Net Increase (Decrease) in Cash and Cash Equivalents	259,258	549	—	534	—	260,341
Cash and Cash Equivalents, Beginning of Period	103,362	787	—	93	—	104,242
Cash and Cash Equivalents, End of Period	$362,620	$1,336	$—	$627	$—	$364,583

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$455,008	$1,082	$—	$—	$—	$456,090
Management fees: non-affiliates	45,322	295	—	—	—	45,617
Incentive income: affiliates	246,438	—	—	—	—	246,438
Incentive income: non-affiliates	26,162	—	—	—	—	26,162
Expense reimbursements: affiliates	176,938	9,654	—	—	—	186,592
Expense reimbursements: non-affiliates	4,580	—	—	—	—	4,580
Other revenues (affiliate portion disclosed in Note 7)	4,355	25	—	180	(170)	4,390
	958,803	11,056	—	180	(170)	969,869
Expenses
Compensation and benefits	739,805	10,554	—	—	—	750,359
General, administrative and other	126,075	1,073	—	1	—	127,149
Depreciation and amortization	14,907	24	—	—	—	14,931
Interest expense	15,477	4	—	470	(170)	15,781
	896,264	11,655	—	471	(170)	908,220
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 7)	48,921	—	—	—	—	48,921
Tax receivable agreement liability adjustment	—	—	—	(8,870)	—	(8,870)
Earnings (losses) from equity method investees	156,530	—	—	115,232	(115,232)	156,530
	205,451	—	—	106,362	(115,232)	196,581
Income (Loss) Before Income Taxes	267,990	(599)	—	106,071	(115,232)	258,230
Income tax benefit (expense) - Investment Manager	(11,621)	—	—	(27,787)	—	(39,408)
Net Income (Loss)	$256,369	$(599)	$—	$78,284	$(115,232)	$218,822
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$7,588	$—	$—	$—	$132,950	$140,538
Net Income (Loss) Attributable to Class A Shareholders (C)	$248,781	$(599)	$—	$78,284	$(248,182)	$78,284

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and a former senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$256,369	$(599)	$—	$78,284	$(115,232)	$218,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,907	24	—	—	—	14,931
Other amortization and accretion (included in interest expense)	2,942	—	—	—	—	2,942
(Earnings) losses from equity method investees	(156,530)	—	—	(115,232)	115,232	(156,530)
Distributions of earnings from equity method investees	59,785	—	—	—	—	59,785
(Gains) losses	(48,921)	—	—	—	—	(48,921)
Deferred incentive income	(77,993)	—	—	—	—	(77,993)
Deferred tax (benefit) expense	1,306	—	—	28,136	—	29,442
Options received from affiliates	(21,524)	—	—	—	—	(21,524)
Tax receivable agreement liability adjustment	—	—	—	8,870	—	8,870
Equity-based compensation	213,274	—	—	—	—	213,274
Options in affiliates granted to employees	10,134	—	—	—	—	10,134
Other	(895)	—	—	—	—	(895)
Cash flows due to changes in
Due from affiliates	(76,660)	(1,434)	2,524	(162)	16,805	(58,927)
Other assets	(19,015)	(684)	—	(699)	—	(20,398)
Accrued compensation and benefits	(77,100)	1,710	—	—	—	(75,390)
Due to affiliates	16,906	1,664	(2,524)	(17,482)	(16,805)	(18,241)
Deferred incentive income	65,255	106	—	—	—	65,361
Other liabilities	(2,955)	—	—	163	—	(2,792)
Net cash provided by (used in) operating activities	159,285	787	—	(18,122)	—	141,950
Cash Flows From Investing Activities
Contributions to equity method investees	(63,798)	—	—	(49,328)	49,328	(63,798)
Distributions of capital from equity method investees	140,712	—	—	27,592	(27,592)	140,712
Purchase of fixed assets	(10,375)	—	—	—	—	(10,375)
Net cash provided by (used in) investing activities	66,539	—	—	(21,736)	21,736	66,539

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	(261,250)	—	—	—	—	(261,250)
Issuance (purchase) of Class A shares (RSU settlements)	(49,328)	—	—	49,328	—	—
Repurchase of shares and RSUs	(37,776)	—	—	—	—	(37,776)
Capital contributions (distributions)	49,328	—	—	—	(49,328)	—
Dividends and dividend equivalents paid	(29,385)	—	—	(42,377)	27,592	(44,170)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	431	—	—	—	—	431
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(94,648)	—	—	—	—	(94,648)
Net cash provided by (used in) financing activities	(422,628)	—	—	6,951	(21,736)	(437,413)
Net Increase (Decrease) in Cash and Cash Equivalents	(196,804)	787	—	(32,907)	—	(228,924)
Cash and Cash Equivalents, Beginning of Period	300,166	—	—	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$103,362	$787	$—	$93	$—	$104,242

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2014
Total revenues	$310,166	$427,313	$403,760	$670,578	(A)	$1,811,817
Total expenses	307,370	378,995	397,947	529,498		1,613,810
Total other income (loss)	9,130	27,380	10,542	(1,846)		45,206
Income (Loss) Before Income Taxes	11,926	75,698	16,355	139,234		243,213
Income tax benefit (expense)	(5,755)	(6,743)	(6,140)	8,782		(9,856)
Net Income (Loss)	$6,171	$68,955	$10,215	$148,016		$233,357

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$5,969	$42,135	$10,842	$80,014		$138,960
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	—	157	(2,042)	1,176		(709)
Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIEs	—	—	(9)	9,746		9,737
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIEs	(2,734)	(4,557)	(3,014)	(4,288)		(14,593)
Net Income (Loss) Attributable to Class A Shareholders	2,936	31,220	4,438	61,368		99,962
	$6,171	$68,955	$10,215	$148,016		$233,357
Net income (loss) per Class A share, basic	$0.01	$0.15	$0.02	$0.29		$0.47
Net income (loss) per Class A share, diluted (B)	$0.01	$0.12	$0.02	$0.24		$0.43
Weighted average number of Class A shares outstanding, basic	216,934,917	207,783,751	208,014,692	208,607,680		210,303,241
Weighted average number of Class A shares outstanding, diluted	229,033,778	444,566,847	220,792,711	449,618,855		455,154,136

(A)      Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from non-clawbackable and “tax distributions” from credit PE funds, as described in Note 3.

(B)
Fortress's diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units (see Note 8).

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2013
Total revenues	$244,355	$223,074	$232,019	$565,535	(A)	$1,264,983
Total expenses	220,611	249,849	184,051	243,092		897,603
Total other income (loss)	69,838	25,505	68,011	18,658		182,012
Income (Loss) Before Income Taxes	93,582	(1,270)	115,979	341,101		549,392
Income tax benefit (expense)	(26,276)	(1,166)	(14,794)	(23,565)		(65,801)
Net Income (Loss)	$67,306	$(2,436)	$101,185	$317,536		$483,591

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$52,977	$(360)	$58,804	$171,723		$283,144
Net Income (Loss) Attributable to Class A Shareholders	14,329	(2,076)	42,381	145,813		200,447
	$67,306	$(2,436)	$101,185	$317,536		$483,591
Net income (loss) per Class A share, basic	$0.06	$(0.01)	$0.17	$0.59		$0.83
Net income (loss) per Class A share, diluted (B)	$0.05	$(0.01)	$0.12	$0.49		$0.79
Weighted average number of Class A shares outstanding, basic	227,287,102	237,426,903	239,404,587	240,684,662		236,246,296
Weighted average number of Class A shares outstanding, diluted	496,294,600	237,426,903	502,091,166	503,803,432		500,631,423

(A)      Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as “tax distributions” from credit PE funds, as described in Note 3.

(B)
Fortress's diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units and fully vested Restricted Partnership Units to Class A shares (see Note 8).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

15. CONCENTRATION OF CREDIT RISK

Non-Investment Manager

As of December 31, 2014, Blue Harbor and Holiday managed and operated approximately 35% of New Senior's investments in senior housing real estate based on their carrying amount. Also, as of December 31, 2014, senior housing properties leased to the tenants for the Holiday Portfolios under triple net leases constituted approximately 56% of New Senior's real estate portfolio based on their carrying amount. New Senior's properties are located in 27 states as of December 31, 2014, with properties in Florida accounting for more than 34% of New Senior's managed properties revenues and 32% of net operating income ("NOI," which is defined as total revenues, less property-level operating expenses).

Triple net lease properties

For the period from November 7, 2014 to December 31, 2014, approximately 32% of total revenues and 58% of total NOI were derived from lease agreements with the tenant for the Holiday Portfolios.

Triple net leases obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant.

Because the properties leased to the tenant for the Holiday Portfolios, accounts for a significant portion of total revenues and NOI, New Senior's financial condition and results of operations could be weakened and New Senior's ability to service its indebtedness and to make distributions to stockholders could be limited if the tenant for the Holiday Portfolios becomes unable or unwilling to satisfy its obligations to New Senior or to renew leases with New Senior upon expiration of the terms thereof. New Senior cannot assure that the tenant for the Holiday Portfolios will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to New Senior, and any inability or unwillingness by the tenant for the Holiday Portfolios to do so could have a material adverse effect on New Senior's business, financial condition, results of operations and liquidity, New Senior's ability to service its indebtedness and other obligations and ability to make distributions to stockholders, as required for New Senior to continue to qualify as a REIT. New Senior also cannot assure that the tenant for the Holiday Portfolios will elect to renew leases with New Senior upon expiration of the terms thereof or that New Senior will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.

The leases with the tenant for the Holiday Portfolios include various protections for New Senior, including a security deposit of approximately $43.4 million (the security deposit was recognized at fair value on November 7, 2014 and as of December 31, 2014, the security deposit payable amounts to $18.9 million), which serves as security for the tenant for the Holiday Portfolios' performance of its obligations to New Senior. Obligations of the tenant for the Holiday Portfolios to New Senior are further guaranteed by Holiday AL Holdings LP, an affiliate of Fortress.

The following table sets forth future contracted minimum rental receipts, excluding contingent payment escalations for all of New Senior's triple net leases properties as of December 31, 2014.

Total
2015	$82,439
2016	86,040
2017	89,799
2018	92,882
2019	95,972
Thereafter	1,269,839
Total	$1,716,971

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(dollars in tables in thousands, except share data)

Managed properties

Because Blue Harbor and Holiday manage, but do not lease, New Senior's properties, New Senior is not directly exposed to their credit risk in the same manner or to the same extent as New Senior's triple net tenants. However, New Senior relies on managers' personnel, expertise, accounting resources and information systems, proprietary information, good faith and judgment to manage New Senior's senior housing communities efficiently and effectively. New Senior also relies on Blue Harbor and Holiday to otherwise operate New Senior's properties in compliance with the terms of the property management agreements, although New Senior has various rights as the property owner to terminate and exercise remedies under the property manager agreements. Blue Harbor's and Holiday's inability or unwillingness to satisfy their obligations under those agreements, to efficiently and effectively manage its properties, or to provide timely and accurate accounting information could have a material adverse effect on New Senior. In addition, significant changes in Blue Harbor's and Holiday's senior management or any adverse developments in their businesses and affairs or financial condition could have a material adverse effect on New Senior.

FORTRESS INVESTMENT GROUP LLC
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

The following tables set forth certain information regarding the investments in real estate as of December 31, 2014:

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	ST	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed/ Renovated	Year Acquired	Life in Which Depreciation in Income Statement is Computed
Desert Flower	AL/MC	Scottsdale	AZ	$13,074	$2,240	$15,174	$91	$46	$2,240	$15,182	$128	$17,550	$(64)	$17,486	1999/ 2005	2012	3-40 years
Sun Oak	AL/MC	Citrus Heights	CA	5,082	800	5,938	67	(3)	800	5,955	47	6,802	(26)	6,776	1997/ 2011	2012	3-40 years
Orchard Park	AL/MC	Clovis	CA	15,734	1,090	19,889	89	18	1,090	19,907	88	21,085	(81)	21,004	1998/ 2007	2012	3-40 years
Sunshine Villa	AL/MC	Santa Cruz	CA	20,821	2,320	25,424	134	47	2,320	25,432	174	27,926	(101)	27,825	1990/ NA	2012	3-40 years
Bradenton Oaks	AL/MC	Bradenton	FL	9,675	1,180	10,601	877	52	1,180	10,611	920	12,711	(69)	12,642	1973/ 1988	2013	3-40 years
Summerfield	AL/MC	Bradenton	FL	17,428	1,390	20,252	1,159	64	1,390	20,268	1,207	22,865	(123)	22,742	1988/ NA	2013	3-40 years
The Grande	AL/MC	Brooksville	FL	15,547	1,920	17,845	575	10	1,920	17,848	582	20,350	(93)	20,257	1960/ 2012	2013	3-40 years
Spring Oaks	AL/MC	Brooksville	FL	4,701	710	5,020	421	14	710	5,020	435	6,165	(38)	6,127	1988/ NA	2013	3-40 years
Barkley Place	AL/MC	Fort Myers	FL	10,688	1,750	10,419	1,068	49	1,750	10,468	1,068	13,286	(77)	13,209	1988/ NA	2013	3-40 years
Emerald Park	AL/MC	Hollywood	FL	5,010	990	4,998	566	144	990	5,034	675	6,699	(41)	6,658	1998/ NA	2013	3-40 years
The Plaza at Pembroke	AL/MC	Hollywood	FL	4,253	940	4,179	445	3	940	4,179	449	5,568	(33)	5,535	1988/ 2012	2013	3-40 years
Balmoral	AL/MC	Lake Placid	FL	5,699	1,200	5,502	753	5	1,200	5,505	756	7,461	(51)	7,410	2007/ NA	2013	3-40 years
Lake Morton Plaza	AL/MC	Lakeland	FL	9,348	1,110	22,207	801	7	1,110	22,210	805	24,125	(114)	24,011	1984/ NA	2013	3-40 years
Bayside Terrace	AL/MC	Pinellas Park	FL	8,836	1,380	9,377	803	43	1,380	9,379	844	11,603	(66)	11,537	1986/ 2007	2013	3-40 years
Village Place	AL/MC	Port Charlotte	FL	8,437	1,110	9,239	689	3	1,110	9,240	691	11,041	(62)	10,979	1998/ NA	2013	3-40 years
Royal Palm	AL/MC	Port Charlotte	FL	14,250	2,010	14,650	1,206	16	2,010	14,659	1,213	17,882	(103)	17,779	1985/ NA	2013	3-40 years
Renaissance	AL/MC	Sanford	FL	5,722	1,490	9,389	558	44	1,490	9,400	591	11,481	(61)	11,420	1984/ NA	2013	3-40 years
Forest Oaks	AL/MC	Spring Hill	FL	7,828	830	6,587	457	6	830	6,588	461	7,879	(44)	7,835	1988/ 2006	2013	3-40 years
Sunset Lake Village	AL/MC	Venice	FL	11,871	1,060	13,741	730	5	1,060	13,743	733	15,536	(81)	15,455	1998/ NA	2013	3-40 years
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	ST	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed/ Renovated	Year Acquired	Life in Which Depreciation in Income Statement is Computed
Spring Haven	AL/MC	Winter Haven	FL	19,774	3,540	36,989	1,360	40	3,540	36,998	1,392	41,930	(206)	41,724	1984/ NA	2013	3-40 years
Willow Park	AL/MC	Boise	ID	14,293	1,290	17,748	99	(72)	1,290	17,706	70	19,066	(72)	18,994	1997/ 2011	2012	3-40 years
Grandview	AL/MC	Peoria	IL	—	1,640	12,289	280	—	1,640	12,289	280	14,209	(33)	14,176	2012/ NA	2014	3-40 years
Ashford Court	IL	Westland	MI	8,858	1,530	10,257	420	20	1,530	10,268	429	12,227	(56)	12,171	1988/ 1992/ 1997	2014	3-40 years
The Gardens	AL/MC	Ocean Springs	MS	—	850	6,970	537	—	850	6,970	537	8,357	(46)	8,311	1999 / 2004 / 2013	2014	3-40 years
Courtyards at Berne Village	AL/MC	New Bern	NC	12,266	1,910	13,136	1,002	14	1,910	13,143	1,009	16,062	(92)	15,970	1985/ 2004	2013	3-40 years
Kirkwood Corners	AL/MC	Lee	NH	2,412	650	2,034	173	32	650	2,062	176	2,888	(16)	2,872	1996/ NA	2014	3-40 years
Pines of New Market	AL/MC	Newmarket	NH	5,496	700	5,447	363	19	700	5,487	343	6,530	(34)	6,496	1999/ NA	2014	3-40 years
Pine Rock Manor	AL/MC	Warner	NH	7,698	730	8,003	386	12	730	8,024	375	9,129	(50)	9,079	1994/ NA	2014	3-40 years
Manor at Woodside	IL	Poughkeepsie	NY	14,100	710	27,552	544	16	710	27,562	551	28,823	(126)	28,697	2001/ NA	2013	3-40 years
Lamplight	AL/MC	Dayton	OH	8,136	1,100	7,172	716	14	1,100	7,177	724	9,001	(54)	8,947	1994/ NA	2014	3-40 years
Regent Court	AL/MC	Corvallis	OR	4,626	1,070	5,077	47	36	1,070	5,107	53	6,230	(22)	6,208	1999/ NA	2012	3-40 years
Sheldon Park	AL/MC	Eugene	OR	16,168	940	20,650	59	20	940	20,659	69	21,668	(82)	21,586	1998/ NA	2012	3-40 years
Glen Riddle	AL/MC	Media	PA	16,875	2,060	18,539	785	18	2,060	18,556	786	21,402	(104)	21,298	1995/ NA	2013	3-40 years
Schenley Gardens	AL/MC	Pittsburgh	PA	8,250	2,720	20,099	487	43	2,720	20,144	485	23,349	(93)	23,256	1996/ NA	2013	3-40 years
Raintree	AL/MC	Knoxville	TN	7,626	640	8,594	500	71	640	8,608	556	9,804	(60)	9,744	2012/ NA	2014	3-40 years
Powell	AL/MC	Powell	TN	5,912	760	6,430	355	10	760	6,437	358	7,555	(38)	7,517	2013/ NA	2014	3-40 years
Windsor	AL/MC	Dallas	TX	33,750	5,630	31,571	1,270	39	5,630	31,603	1,277	38,510	(158)	38,352	1972/ 2009	2014	3-40 years
Courtyards	AL/MC	Fort Worth	TX	16,101	2,090	20,426	252	109	2,090	20,506	282	22,878	(103)	22,775	1986/ NA	2012	3-40 years
Heritage Place	AL/MC	Bountiful	UT	8,862	620	10,470	229	316	620	10,628	388	11,636	(51)	11,585	1978/ 2000	2012	3-40 years
Canyon Creek	AL/MC	Cottonwood Heights	UT	14,948	1,470	18,370	175	7	1,470	18,423	128	20,021	(77)	19,944	2001/ NA	2012	3-40 years

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	ST	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed/ Renovated	Year Acquired	Life in Which Depreciation in Income Statement is Computed
Chateau Brickyard	IL	Salt Lake City	UT	3,316	740	3,361	136	125	740	3,427	194	4,361	(20)	4,341	1984/ 2007	2012	3-40 years
Golden Living	AL/MC	Taylorsville	UT	3,798	1,110	3,585	157	82	1,110	3,639	184	4,933	(22)	4,911	1976/ 1994	2012	3-40 years
Heritage Oaks	IL	Richmond	VA	8,775	1,670	15,625	680	16	1,670	15,633	687	17,990	(85)	17,905	1987/ NA	2013	3-40 years
Managed Properties Total				$436,044	$61,690	$560,825	$22,501	$1,560	$61,690	$561,684	$23,200	$646,574	$(3,028)	$643,546

Triple Net Lease
Vista de la Montana	IL	Surprise	AZ	9,167	1,170	11,609	524	—	1,170	11,609	524	13,303	(64)	13,239	1998/ NA	2013	3-40 years
The Westmont	IL	Santa Clara	CA	16,171	—	22,845	622	—	—	22,845	622	23,467	(109)	23,358	1991/ NA	2013	3-40 years
Simi Hills	IL	Simi Valley	CA	17,422	3,120	20,906	603	—	3,120	20,906	603	24,629	(101)	24,528	2006/ NA	2013	3-40 years
Parkwood Estates	IL	Fort Collins	CO	13,016	630	17,252	518	—	630	17,252	518	18,400	(83)	18,317	1987/ NA	2013	3-40 years
Greeley Place	IL	Greeley	CO	10,611	230	14,278	492	—	230	14,278	492	15,000	(71)	14,929	1986/ NA	2013	3-40 years
Courtyard at Lakewood	IL	Lakewood	CO	13,713	1,290	17,806	289	—	1,290	17,806	289	19,385	(77)	19,308	1992/ NA	2013	3-40 years
Pueblo Regent	IL	Pueblo	CO	9,394	450	12,871	311	—	450	12,871	311	13,632	(59)	13,573	1985/ NA	2013	3-40 years
Village Gate	IL	Farmington	CT	27,663	3,590	36,333	221	—	3,590	36,333	221	40,144	(145)	39,999	1989/ NA	2013	3-40 years
Lodge at Cold Spring	IL	Rocky Hill	CT	18,904	—	26,933	500	—	—	26,933	500	27,433	(118)	27,315	1998/ NA	2013	3-40 years
Regency Residence	IL	Port Richey	FL	15,093	1,070	19,630	637	—	1,070	19,630	637	21,337	(98)	21,239	1987/ NA	2013	3-40 years
Desoto Beach Club	IL	Sarasota	FL	18,512	650	24,968	552	—	650	24,968	552	26,170	(114)	26,056	2005/ NA	2013	3-40 years
Cherry Laurel	IL	Tallahassee	FL	16,979	1,000	22,451	552	—	1,000	22,451	552	24,003	(105)	23,898	2001/ NA	2013	3-40 years
Palmer Hills	IL	Bettendorf	IA	9,128	1,430	11,431	385	—	1,430	11,431	385	13,246	(57)	13,189	1990/ NA	2013	3-40 years
Illahee Hills	IL	Urbandale	IA	8,261	700	10,895	393	—	700	10,895	393	11,988	(55)	11,933	1995/ NA	2013	3-40 years
Blair House	IL	Normal	IL	13,733	320	18,575	518	—	320	18,575	518	19,413	(88)	19,325	1989/ NA	2013	3-40 years
Thornton Place	IL	Topeka	KS	11,957	320	16,425	606	—	320	16,425	606	17,351	(84)	17,267	1998/ NA	2013	3-40 years
Grasslands Estates	IL	Wichita	KS	13,009	490	17,238	662	—	490	17,238	662	18,390	(89)	18,301	2001/ NA	2013	3-40 years
Jackson Oaks	IL	Paducah	KY	16,347	260	22,135	713	—	260	22,135	713	23,108	(109)	22,999	2004/ NA	2013	3-40 years
Summerfield Estates	IL	Shreveport	LA	3,953	510	4,934	144	—	510	4,934	144	5,588	(24)	5,564	1988/ NA	2013	3-40 years

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	ST	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed/ Renovated	Year Acquired	Life in Which Depreciation in Income Statement is Computed
Blue Water Lodge	IL	Fort Gratiot	MI	13,704	90	18,595	688	—	90	18,595	688	19,373	(95)	19,278	2001/ NA	2013	3-40 years
Briarcrest Estates	IL	Ballwin	MO	12,474	1,150	16,051	433	—	1,150	16,051	433	17,634	(76)	17,558	1990/ NA	2013	3-40 years
Country Squire	IL	St Joseph	MO	13,664	840	17,959	518	—	840	17,959	518	19,317	(87)	19,230	1990/ NA	2013	3-40 years
Orchid Terrace	IL	St Louis	MO	17,640	1,060	23,851	688	—	1,060	23,851	688	25,599	(114)	25,485	2006/ NA	2013	3-40 years
Chateau Ridgeland	IL	Ridgeland	MS	9,301	920	11,786	442	—	920	11,786	442	13,148	(60)	13,088	1986/ NA	2013	3-40 years
Grizzly Peak	IL	Missoula	MT	12,285	300	16,523	543	—	300	16,523	543	17,366	(81)	17,285	1997/ NA	2013	3-40 years
Jordan Oaks	IL	Cary	NC	16,162	2,120	20,696	639	—	2,120	20,696	639	23,455	(102)	23,353	2003/ NA	2013	3-40 years
Durham Regent	IL	Durham	NC	16,174	1,070	21,902	500	—	1,070	21,902	500	23,472	(101)	23,371	1989/ NA	2013	3-40 years
Sky Peaks	IL	Reno	NV	15,026	1,100	20,205	500	—	1,100	20,205	500	21,805	(94)	21,711	2002/ NA	2013	3-40 years
Maple Downs	IL	Fayetteville	NY	18,458	740	24,802	552	—	740	24,802	552	26,094	(113)	25,981	2003/ NA	2013	3-40 years
Fleming Point	IL	Greece	NY	17,577	700	23,596	552	—	700	23,596	552	24,848	(109)	24,739	2004/ NA	2013	3-40 years
The Regent	IL	Corvallis	OR	6,916	1,090	8,758	188	—	1,090	8,758	188	10,036	(40)	9,996	1983/ NA	2013	3-40 years
Stoneybrook Lodge	IL	Corvallis	OR	18,461	1,460	23,942	696	—	1,460	23,942	696	26,098	(116)	25,982	1999/ NA	2013	3-40 years
Sheldon Oaks	IL	Eugene	OR	15,312	1,510	20,153	557	—	1,510	20,153	557	22,220	(96)	22,124	1995/ NA	2013	3-40 years
Rock Creek	IL	Hillsboro	OR	10,034	1,570	12,590	401	—	1,570	12,590	401	14,561	(62)	14,499	1996/ NA	2013	3-40 years
Hidden Lakes	IL	Salem	OR	14,872	1,400	19,445	737	—	1,400	19,445	737	21,582	(100)	21,482	1990/ NA	2013	3-40 years
Fountains at Hidden Lakes	IL	Salem	OR	4,990	960	6,282	—	—	960	6,282	—	7,242	(24)	7,218	1990/ NA	2013	3-40 years
Walnut Woods	IL	Boyertown	PA	18,568	300	26,236	409	—	300	26,236	409	26,945	(112)	26,833	1997/ NA	2013	3-40 years
Manor at Oakridge	IL	Harrisburg	PA	16,771	1,020	22,687	631	—	1,020	22,687	631	24,338	(108)	24,230	2000/ NA	2013	3-40 years
Essex House	IL	Lemoyne	PA	18,860	960	25,150	552	—	960	25,150	552	26,662	(115)	26,547	2002/ NA	2013	3-40 years
Uffelman Estates	IL	Clarksville	TN	8,660	620	11,702	246	—	620	11,702	246	12,568	(53)	12,515	1993/ NA	2013	3-40 years
Arlington Plaza	IL	Arlington	TX	7,224	300	9,590	323	—	300	9,590	323	10,213	(47)	10,166	1987/ NA	2013	3-40 years
Parkwood Healthcare	CCRC	Bedford	TX	15,688	2,900	16,414	679	—	2,900	16,414	679	19,993	(85)	19,908	1986/ 2008	2014	3-40 years
Parkwood Retirement	IL	Bedford	TX	12,413	3,030	12,505	283	—	3,030	12,505	283	15,818	(58)	15,760	1986/ 2007	2014	3-40 years

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

		Location			Initial Cost to the Company				Gross Amount Carried at Close of Period
Property Name	Type	City	ST	Encumbrances	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures, and Equipment	Total (A)	Accumulated Depreciation	Net Book Value	Year Constructed/ Renovated	Year Acquired	Life in Which Depreciation in Income Statement is Computed
The Bentley	IL	Dallas	TX	13,844	2,210	17,446	434	—	2,210	17,446	434	20,090	(81)	20,009	1996/ NA	2013	3-40 years
Whiterock Court	IL	Dallas	TX	14,452	2,860	17,744	369	—	2,860	17,744	369	20,973	(81)	20,892	2001/ NA	2013	3-40 years
Autumn Leaves	CCRC	Dallas	TX	18,559	3,850	18,780	1,021	—	3,850	18,780	1,021	23,651	(104)	23,547	1971/ 2012	2014	3-40 years
Monticello West	AL/MC	Dallas	TX	19,965	3,300	21,009	1,135	—	3,300	21,009	1,135	25,444	(114)	25,330	1980/ 2013	2014	3-40 years
Signature Pointe	CCRC	Dallas	TX	28,857	5,270	30,004	1,500	—	5,270	30,004	1,500	36,774	(160)	36,614	1998/ 2013	2014	3-40 years
Walnut Place	CCRC	Dallas	TX	19,518	5,350	18,694	830	—	5,350	18,694	830	24,874	(97)	24,777	1980/ 2012	2014	3-40 years
Dogwood Estates	IL	Denton	TX	14,386	1,010	19,277	590	—	1,010	19,277	590	20,877	(93)	20,784	2005/ NA	2013	3-40 years
Pinewood Hills	IL	Flower Mound	TX	14,633	2,010	18,643	581	—	2,010	18,643	581	21,234	(91)	21,143	2007/ NA	2013	3-40 years
Ventura Place	IL	Lubbock	TX	19,344	990	25,575	781	—	990	25,575	781	27,346	(125)	27,221	1997/ NA	2013	3-40 years
The El Dorado	IL	Richardson	TX	10,161	1,280	12,498	586	—	1,280	12,498	586	14,364	(69)	14,295	1996/ NA	2013	3-40 years
Madison Estates	IL	San Antonio	TX	14,769	1,540	19,672	221	—	1,540	19,672	221	21,433	(83)	21,350	1984/ NA	2013	3-40 years
Pioneer Valley Lodge	IL	North Logan	UT	13,154	1,000	16,984	611	—	1,000	16,984	611	18,595	(87)	18,508	2001/ NA	2013	3-40 years
Colonial Harbor	IL	Yorktown	VA	14,511	2,150	17,795	569	—	2,150	17,795	569	20,514	(89)	20,425	2005/ NA	2013	3-40 years
Oakwood Hills	IL	Eau Claire	WI	12,966	520	17,765	531	—	520	17,766	532	18,818	(87)	18,731	2003/ NA	2013	3-40 years
Triple Net Lease Total				$823,386	$77,780	$1,052,821	$30,758	$—	$77,780	$1,052,822	$30,759	$1,161,361	$(5,059)	$1,156,302
Grand Total				$1,259,430	$139,470	$1,613,646	$53,259	$1,560	$139,470	$1,614,506	$53,959	$1,807,935	$(8,087)	$1,799,848

(A)
For United States federal income tax purposes, the initial aggregate cost basis, including furniture, fixtures, and equipment for New Senior's senior housing real estate assets at December 31, 2014 was approximately $1.7 billion.

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

The Company is currently engaged in refining the internal controls and processes relating to the consolidation of New Media and New Senior on February 14, 2014 and November 7, 2014, respectively, with the Company’s internal controls and processes. The operating results of New Media since the date of consolidation are included in the Company's consolidated financial statements as of and for the year ended December 31, 2014 and constituted approximately 13.7% of total assets as of December 31, 2014, and approximately 32.2% of total revenue for the year then ended. The operating results of New Senior since the date of consolidation are included in the Company's consolidated financial statements as of and for the year ended December 31, 2014 and constituted approximately 43.3% of total assets as of December 31, 2014 and constituted approximately 2.3% of total revenue for the year ended. Although New Media's and New Senior's operating results impact net income, they do not have a material impact on the net income attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity, as substantially all of the operating results of New Media and New Senior are attributable to non-controlling interests. As of December 31, 2014, Fortress owned approximately 0.20% and 0.26% of New Media's and New Senior's outstanding common stock, respectively. Internal control over financial reporting of the New Media and New Senior businesses have been excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

As noted above, the Company has excluded from its assessment the internal control over financial reporting of recently acquired businesses in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the year of consolidation.

Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By: /s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

By: /s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

Item 9B. Other Information.

On February 25, 2015, Dr. Richard Haass informed the Company's Board of Directors of Fortress Investment Group that he would resign from the Board, effective immediately, due to the constraints on his time from his other commitments and travel schedule. Dr. Haass served as a Class I independent director since February 2007 and was a member of the Board's Nominating, Corporate Governance and Conflicts Committee. Dr. Haass did not have any disagreements with the policies, practices or operations of the Company that led to his resignation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS” in our definitive proxy statement for the 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2014 (our “2015 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2015 Proxy Statement under the caption “CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2015 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Section 16(a) Beneficial Ownership Reporting Compliance”. The requisite information pertaining to our executive officers will be contained under the caption "EXECUTIVE OFFICERS" in our 2015 Proxy Statement. All of the foregoing information is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2015 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and the Compensation Committee report will be contained in our 2015 Proxy Statement under the caption "COMPENSATION COMMITTEE REPORT" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by beneficial owners of more than five percent, each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2015 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation (the "Plan"), and the number of securities remaining for future issuance as of December 31, 2014. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Class A	Number of Class A	Equity Compensation
Plan Category	Restricted Shares	Restricted Share Units (A)	Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	1,045,134	20,550,620	67,075,137
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)
All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.

(B)
In addition, 61,922,957 Class A Restricted Share Units and 31,000,000 Restricted Partnership Units which were previously issued have vested. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. As a result, on January 1, 2008, 2013 and 2015, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2014, 2012, 2011, 2010 and 2009, 8,174,614, 9,389,280, 12,212,225, 10,262,121 and 26,555,608 additional Class A shares were reserved for issuance under the Plan, respectively. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2015 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2015 Proxy Statement under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS - Director Independence,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2014 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2015 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2015 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

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

10.36
Purchase Agreement, dated February 13, 2014, by and among Fortress Operating Entity I LP, FOE II (New) LP, Principal Holdings I LP and Nomura Investment Management U.S.A., Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2014 (file No. 001-33294), Exhibit 10.1).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1934 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

February 26, 2015

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Douglas L. Jacobs
Daniel N. Bass		Douglas L. Jacobs
Chief Financial Officer		Director

February 26, 2015		February 26, 2015

By:	/s/ John A. Konawalik	By:	/s/ David Barry
John A. Konawalik		David Barry
Principal Accounting Officer		Director

February 26, 2015		February 26, 2015

By:	/s/ Wesley R. Edens	By:	/s/ George W. Wellde, Jr.
Wesley R. Edens		George W. Wellde, Jr.
Co-Chairman of the Board		Director

February 26, 2015		February 26, 2015

By:	/s/ Peter L. Briger, Jr.
Peter L. Briger, Jr.
Co-Chairman of the Board

February 26, 2015

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

February 26, 2015

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

10.36
Purchase Agreement, dated February 13, 2014, by and among Fortress Operating Entity I LP, FOE II (New) LP, Principal Holdings I LP and Nomura Investment Management U.S.A., Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2014 (file No. 001-33294), Exhibit 10.1).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1934 and Section 18 of the Securities Exchange Act of 1934.