Form 10-Q
period 2015-03-31
Fortress Investment Group LLC
filed 2015-05-07
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Class A Shares: 208,554,885 outstanding as of May 1, 2015.
Class B Shares: 226,331,513 outstanding as of May 1, 2015.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

Set forth below is information about certain terms used in this Quarterly Report on Form 10-Q:

‘‘Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. In addition, AUM includes management fee paying assets managed by autonomous businesses in which we retain a minority interest under our affiliated manager platform. Our AUM equals the sum of:

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

(ii)	the contributed capital of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee);

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM related to affiliated managers.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the company may be found elsewhere in this Quarterly Report on Form 10‑Q and the company's other public filings, which are available without charge through the Securities and Exchange Commission's ("SEC") website at http://www.sec.gov.
The company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$145,233	$391,089
Due from affiliates	168,176	326,575
Investments	1,200,151	1,121,545
Investments in options	108,120	71,844
Deferred tax asset, net	397,778	417,623
Other assets	167,903	173,708
Total Assets	$2,187,361	$2,502,384

Liabilities and Equity
Accrued compensation and benefits	$139,171	$374,709
Due to affiliates	354,122	375,424
Deferred incentive income	307,737	304,526
Debt obligations payable	75,000	75,000
Other liabilities	123,396	88,053
Total Liabilities	999,426	1,217,712

Commitments and Contingencies

Redeemable Non-controlling Interests	109	1,717

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 208,554,885
and 208,535,157 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	1,922,312	1,996,137
Retained earnings (accumulated deficit)	(1,315,409)	(1,350,122)
Accumulated other comprehensive income (loss)	(2,710)	(2,416)
Total Fortress shareholders’ equity	604,193	643,599
Principals’ and others’ interests in equity of consolidated subsidiaries	583,633	639,356
Total Equity	1,187,826	1,282,955
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,187,361	$2,502,384

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Management fees: affiliates	$127,707	$129,710
Management fees: non-affiliates	15,291	17,622
Incentive income: affiliates	24,223	34,251
Incentive income: non-affiliates	—	643
Expense reimbursements: affiliates	54,565	51,186
Expense reimbursements: non-affiliates	3,248	2,448
Other revenues (affiliate portion disclosed in Note 6)	1,655	1,250
	226,689	237,110

Expenses
Compensation and benefits	178,888	188,519
General, administrative and other	42,981	37,823
Depreciation and amortization	5,331	4,301
Interest expense	839	691
Transfer of interest in Graticule (see Note 1)	101,000	—
	329,039	231,334

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	31,561	(11,055)
Tax receivable agreement liability adjustment	—	—
Earnings (losses) from equity method investees	41,708	20,374
Gain on transfer of Graticule (see Note 1)	134,400	—
	207,669	9,319

Income (Loss) Before Income Taxes	105,319	15,095
Income tax benefit (expense)	(18,399)	(5,994)
Net Income (Loss)	$86,920	$9,101
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$52,223	$6,077
Redeemable Non-controlling Interests in Income (Loss)	(16)	—
Net Income (Loss) Attributable to Class A Shareholders	34,713	3,024
	$86,920	$9,101
Dividends declared per Class A share	$0.38	$0.08

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.15	$0.01
Net income (loss) per Class A share, diluted	$0.15	$0.01
Weighted average number of Class A shares outstanding, basic	215,785,776	216,934,917
Weighted average number of Class A shares outstanding, diluted	221,535,189	229,033,778

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Comprehensive income (loss) (net of tax)
Net income (loss)	$86,920	$9,101
Foreign currency translation	(898)	(1,032)
Total comprehensive income (loss)	$86,022	$8,069
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$51,619	$5,418
Comprehensive income (loss) attributable to redeemable non-controlling interests	(16)	—
Comprehensive income (loss) attributable to Class A shareholders	34,419	2,651
	$86,022	$8,069

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$(2,416)	$643,599	$639,356	$1,282,955
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	6,684	6,684
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(118,383)	(118,383)
Dividends declared	—	—	(79,251)	—	—	(79,251)	—	(79,251)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,056)	—	—	(2,056)	(3,704)	(5,760)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	4	—	—	4	—	4
Director restricted share grant	19,728	—	77	—	—	77	83	160
Capital increase related to equity-based compensation, net	—	—	7,376	—	—	7,376	8,003	15,379
Dilution impact of equity transactions (Note 6)	—	—	25	—	—	25	(25)	—
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes loss allocated to redeemable non-controlling interests)	—	—	—	34,713	—	34,713	52,223	86,936
Foreign currency translation	—	—	—	—	(294)	(294)	(604)	(898)
Total comprehensive income (loss)						34,419	51,619	86,038
Equity - March 31, 2015	208,554,885	226,331,513	$1,922,312	$(1,315,409)	$(2,710)	$604,193	$583,633	$1,187,826

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$86,920	$9,101
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,331	4,301
Other amortization (included in interest expense)	195	195
(Earnings) losses from equity method investees	(41,708)	(20,374)
Distributions of earnings from equity method investees	10,813	25,784
(Gains) losses	(31,561)	11,055
Deferred incentive income	(20,964)	(29,503)
Deferred tax (benefit) expense	18,514	2,486
Options received from affiliates	(4,144)	—
Tax receivable agreement liability adjustment	—	—
Equity-based compensation	14,345	8,673
Options in affiliates granted to employees	6,083	4,553
Other	209	44
Transfer of interest in Graticule (see Note 1)	101,000	—
Gain on transfer of Graticule (see Note 1)	(134,400)	—
Cash flows due to changes in
Due from affiliates	56,627	39,640
Other assets	(8,420)	40,358
Accrued compensation and benefits	(235,252)	(263,426)
Due to affiliates	(32,104)	(32,690)
Deferred incentive income	23,907	63,458
Other liabilities	39,041	35,553
Purchase of investments by consolidated funds	(39,983)	—
Proceeds from sale of investments by consolidated funds	32,000	—
Net cash provided by (used in) operating activities	(153,551)	(100,792)
Cash Flows From Investing Activities
Contributions to equity method investees	(7,720)	(7,031)
Distributions of capital from equity method investees	107,370	231,158
Purchase of securities	(883)	—
Proceeds from sale of securities	18,053	—
Purchase of fixed assets	(4,434)	(1,797)
Purchase of software and technology-related assets	—	(14,965)
Net cash provided by (used in) investing activities	112,386	207,365

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Financing Activities
Borrowings under debt obligations	—	125,000
Proceeds from public offering (Note 8)	—	186,551
Repurchase of Class B shares (Note 8)	—	(186,551)
Payments to repurchase Class A shares (Note 8)	(9,676)	(363,410)
Dividends and dividend equivalents paid	(86,367)	(15,359)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	26	1,191
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(107,082)	(33,590)
Excess tax benefits from delivery of RSUs	—	425
Redeemable non-controlling interests - distributions	(1,592)	—
Net cash provided by (used in) financing activities	(204,691)	(285,743)
Net Increase (Decrease) in Cash and Cash Equivalents	(245,856)	(179,170)
Cash and Cash Equivalents, Beginning of Period	391,089	364,583
Cash and Cash Equivalents, End of Period	$145,233	$185,413
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$500	$—
Cash paid during the period for income taxes	$6,097	$1,559
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$6,370	$29,230
Investments of incentive receivable amounts into Fortress Funds	$107,855	$233,260
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$11,142	$14,925
Retained equity interest related to Graticule transfer (Note 1)	$33,400	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress”) is a leading, highly diversified global investment management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for various investment funds, permanent capital vehicles and managed accounts (collectively, the “Fortress Funds”). Fortress generally makes investments in these funds.

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its investments in the funds. In addition, Fortress receives expense reimbursements pursuant to management agreements. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and

b)
Entities which Fortress collectively refers to as "permanent capital vehicles" which includes (i) Newcastle Investment Corp. ("Newcastle"), New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media") and New Senior Investment Group Inc. ("New Senior"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles") and (ii) Worldwide Transportation and Infrastructure Investors, currently a private fund ("WWTAI" or the "private permanent capital vehicle") and FHC Property Management LLC, (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets and media assets and the private permanent capital vehicle invests in transportation and infrastructure assets. Fortress expects the private permanent capital vehicle will become a publicly traded company externally managed by Fortress.

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

On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first group of funds to join Fortress's affiliated manager platform ("Affiliated Managers") as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, L.P. ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and declining to approximately 27% of earnings over time. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. Fortress recorded the results of this transaction at fair value. During the three months ended March 31, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the portion of Fortress's interest that was transferred to a former senior employee and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule and its retained interest in Graticule. This approach relies on a number of factors, including actual operating results, discount rates and economic projections.

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
MARCH 31, 2015
(dollars in tables in thousands, except share data)

4)
Logan Circle Partners, L.P. (“Logan Circle”), which represents Fortress's traditional asset management business providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 10.

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	3	Primarily the carrying value of Fortress’s investments in the Fortress Funds.

Deferred Tax Asset, net	5	Relates to potential future net tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals' and Others' Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals' and a former senior employee's ownership interests in Fortress Operating Group as well as employees' ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds and other affiliates, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and the traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	3
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
MARCH 31, 2015
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

Other

Distributions	8	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	10	A presentation of Fortress's financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In April 2015, the FASB approved issuing an exposure draft to extend the effective date of the new revenue recognition standard by a year for both public and non-public companies. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. Fortress is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) previously provided to investment companies and certain other entities pursuant to ASC 810-10-65-2. ASU 2015-02 also amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity ("VIE") and (3) a reporting entity is the primary beneficiary of a VIE. ASU 2015-02 eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest. Fees received by a decision maker or service provider are no longer considered variable interests and are now excluded from the evaluation of whether the reporting entity is the primary beneficiary of a VIE if the fees are both customary and commensurate with the level of effort required for the services provided and the decision maker or service provider does not hold other interests in the entity being evaluated that would absorb more than an insignificant amount of the expected losses or returns of the entity. If the reporting entity determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as the reporting entity would not be required to consolidate the entity.

The effective date of ASU 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. Fortress has elected to early adopt ASU 2015-02 on a retrospective basis as permitted, for all periods presented. The consolidated financial statements and related footnote disclosures have been

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

adjusted for the impact of the adoption. The adoption did not result in a cumulative effect adjustment to Fortress’s retained earnings (accumulated deficit). Fortress’s accounting policy, updated for the adoption of ASU 2015-02, is described below.

Basis of Accounting and Consolidation - The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of VIEs in which it is the primary beneficiary as described below and voting interest entities (“VOEs”) in which it is determined to have a controlling financial interest under ASC 810, as amended by ASU 2015-02.

For legal entities evaluated for consolidation, Fortress must determine whether the interests that it holds and fees paid to it qualify as a variable interest in the entity. This includes an evaluation of fees paid to Fortress where Fortress acts as a decision maker or service provider to the entity being evaluated. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) Fortress’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

For those entities in which it has a variable interest, Fortress performs an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary. Performance of such analysis requires the exercise of judgment.

The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. Fortress is generally deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to Fortress are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. Fortress also evaluates its economic interests in the VIE held directly by it and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These analyses require judgment. Changes in the economic interests (either by Fortress, related parties of Fortress or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated continuously.

For VOEs, Fortress shall consolidate the entity if it has a controlling financial interest. Fortress has a controlling financial interest in a VOE if (i) for legal entities other than limited partnerships, Fortress owns a majority voting interest in the VOE or, for limited partnerships and similar entities, Fortress owns a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that Fortress does not control the entity.

For entities over which Fortress exercises significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities. These entities include the Fortress Funds. The evaluation of whether Fortress exerts control or significant influence over the financial and operational policies of an entity requires judgment based on the facts and circumstances surrounding each individual entity.

Virtually all of the Fortress Funds are, for GAAP purposes, investment companies. The Fortress Funds record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, these funds generally do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”).

Distributions by Fortress and its subsidiaries are recognized when declared.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Redeemable Non-controlling Interests represent ownership interests which are redeemable and not owned by Fortress.

Principals’ and others’ interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Fortress. This is primarily related to the Principals’ interests in Fortress Operating Group (Note 6). Non-Fortress interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

Deconsolidation of New Media

Prior to the adoption of ASU 2015-02, during the three months ended March 31, 2014, Fortress consolidated New Media, a VIE. The financial results of New Media were included in Fortress’s consolidated financial statements in previous filings with the Securities and Exchange Commission, based on the then existing consolidation guidance. The adoption of ASU 2015-02 resulted in the deconsolidation of New Media as Fortress determined that under ASU 2015-02, it was not the primary beneficiary of New Media. The fee arrangement with New Media is both commensurate with the level of effort required for the services provided and include only customary terms and Fortress does not hold other interests in New Media that could absorb losses or receive benefits that could potentially be significant to New Media. Therefore, Fortress no longer considers this fee arrangement to be a variable interest. Under ASU 2015-02, Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits from New Media that could potentially be significant to New Media. Also see Note 3 for the related disclosures for certain unconsolidated variable interest entities.

The accompanying consolidated financial statements and related footnotes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2014 and footnotes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015, as revised in Fortress's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2015.  Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2014.

All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

2. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of fee income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of returns, or profits, subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to non-controlling interests, are a result of Fortress's investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2015	2014
Private Equity
Private Equity Funds
Management fees: affil.	$29,140	$35,313
Management fees: non-affil.	—	149
Incentive income: affil.	—	—

Permanent Capital Vehicles
Management fees: affil.	19,002	15,178
Management fees, options: affil.	4,144	—
Management fees: non-affil.	450	1,108
Incentive income: affil.	2,588	4,009

Liquid Hedge Funds
Management fees: affil.	18,495	27,067
Management fees: non-affil.	2,494	6,411
Incentive income: affil.	12	78
Incentive income: non-affil.	—	—

Credit Funds
Credit Hedge Funds
Management fees: affil.	29,654	26,834
Management fees: non-affil.	10	24
Incentive income: affil.	653	1,304

Credit PE Funds
Management fees: affil.	26,319	24,608
Management fees: non-affil.	29	34
Incentive income: affil.	20,964	28,860
Incentive income: non-affil.	—	643

Logan Circle
Management fees: affil.	953	710
Management fees: non-affil.	12,308	9,896
Incentive income: affil.	6	—
Incentive income: non-affil.	—	—

Total
Management fees: affil.	$127,707	$129,710
Management fees: non-affil.	$15,291	$17,622
Incentive income: affil. (A)	$24,223	$34,251
Incentive income: non-affil.	$—	$643

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2015 and 2014. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $23.2 million and $30.5 million of additional incentive income would have been recognized during the three months ended March 31, 2015 and 2014, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2015 and 2014, Fortress recognized $21.0 million and $28.9 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2014	$1,243,441		$(938,915)	$304,526	$868,549
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	260,995
Distribution of private equity funds and credit PE funds incentive income	23,851		N/A	23,851	(23,851)
Distribution of private permanent capital vehicle incentive income	395		N/A	395	(395)
Recognition of previously deferred incentive income	N/A		(20,964)	(20,964)	N/A
Changes in foreign exchange rates	(71)		—	(71)	N/A
Deferred incentive income as of March 31, 2015	$1,267,616	(E)	$(959,879)	$307,737	$1,105,298	(E)
Deferred incentive income including Fortress Funds which matured	$1,321,272		$(1,013,535)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At March 31, 2015, the net undistributed incentive income is comprised of $1.2 billion of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2015 at their net asset values.

(D)
From inception to March 31, 2015, Fortress has paid $592.0 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of March 31, 2015, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $1.2 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $570.2 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2015
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		738,698
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		10,293
Distributed incentive income - Private Permanent Capital Vehicle in Investment Period or Commitment Period		1,139
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,267,616

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2015
Undistributed incentive income - Private Equity Funds		$199,662
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		2,196
Undistributed incentive income - Credit PE Funds		786,667
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		61,990
Undistributed incentive income - Private Permanent Capital Vehicle in Investment Period or Commitment Period		7,997
Undistributed incentive income - Hedge Funds (total)		113,560
Undistributed incentive income - Logan Circle		129
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$1,105,298

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of March 31, 2015:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	2,849	1,471,451	—	N/A	566	288,840	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,138,524)	1,194,769	570,301	2,087,976	1,517,675	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	In Liquidation	273,649	(225,188)	66,943	18,482	245,857	227,375	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,310,995)	2,530,985	202,419	2,826,596	2,624,177	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(257,810)	421,821	(83,065)	603,859	686,924	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,433,561)	5,601,717	2,931,565	—	N/A	187,572	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(173,493)	516,870	(300,117)	679,419	979,536	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(63,370)	(787,890)	631,125	1,419,015	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(541,152)	1,815,501	813,190	1,206,617	393,427	—	—	—	—	—
FECI (2007) (Florida East Coast Railway/Florida East Coast Industries)	Feb-18	982,779	(455)	978,918	(3,406)	784,929	788,335	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	339,382	(126,528)	308,673	95,819	—	N/A	9,226	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,335	(30,647)	74,684	22,996	—	N/A	2,298	—	—	—	—
								$199,662	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
MSR Opportunities Fund II A (2013)	Jul-23	$75,941	$(11,456)	$76,437	$11,952	$—	$ N/A	$1,765	$—	$—	$—	$—
MSR Opportunities Fund II B (2013)	Jul-23	1,084	(163)	1,084	163	—	N/A	24	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	17,418	(2,630)	17,542	2,754	—	N/A	407	—	—	—	—
Italian NPL Opportunities (2013)	Sep-24	31,106	(5,553)	23,801	(1,752)	1,120	2,872	—	—	—	—	—
								$2,196	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(89,359)	$322,043	$144,077	$151,122	$7,045	$25	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(150,977)	200,899	77,596	119,943	42,347	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(278,861)	191,820	127,525	—	N/A	17,181	6,473	—	—	—
LDVF Patent Fund (2007)	Nov-27	36,073	(33,633)	31,259	28,819	—	N/A	1,447	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(351,783)	106,267	99,026	—	N/A	10,085	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,620,858	(6,965,178)	1,335,010	2,679,330	—	N/A	184,467	342,112	148,313	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,310,715	(2,350,331)	1,158,429	1,198,045	—	N/A	141,010	93,964	24,881	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,088,327	(1,287,483)	2,434,035	633,191	—	N/A	103,127	20,852	—	—	—
FCO Managed Accounts (2008 - 2012)	Jun-22 to Mar-24	3,346,261	(2,685,106)	1,882,640	1,221,485	—	N/A	144,119	94,631	31,599	—	—
SIP Managed Account (2010)	Sep-20	11,000	(35,747)	13,583	38,330	—	N/A	2,717	4,949	—	—	—
Japan Opportunity Fund (2009)	Jun-19	906,225	(1,315,300)	598,080	1,007,155	—	N/A	99,922	116,624	19,714	—	—
Net Lease Fund I (2010)	Feb-20	152,851	(225,430)	1,794	74,373	—	N/A	230	9,528	5,928	—	—
Real Estate Opportunities Fund (2011)	Sep-24	534,901	(285,966)	393,686	144,751	—	N/A	10,262	2,376	1,359	—	—
Global Opportunities Fund (2010)	Sep-20	326,446	(156,444)	241,034	71,032	—	N/A	12,260	1,965	1,965	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	657,095	(251,007)	639,416	233,328	—	N/A	33,581	14,481	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	639,643	(238,397)	637,652	236,406	—	N/A	24,673	20,928	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	56,692	(36,767)	41,073	21,148	—	N/A	1,561	2,647	1,160	—	—
								$786,667	$738,698	$234,919	$—	$—
Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts (2010-2015)	Apr-22 to Feb-28	$1,410,598	$(778,148)	$998,941	$366,491	$—	$ N/A	$61,456	$10,293	$4,776	$—	$—
Life Settlements Fund (2010)	Dec-22	397,361	(299,330)	71,592	(26,439)	77,770	104,209	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	32,525	(24,482)	5,639	(2,404)	6,384	8,788	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	147,815	(134)	154,584	6,903	6,928	25	534	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	103,502	—	102,433	(1,069)	638	1,707	—	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	83,061	—	82,401	(660)	531	1,191	—	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	142,897	—	143,239	342	846	504	—	—	—	—	—
								$61,990	$10,293	$4,776	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Permanent Capital Vehicle in Investment Period or Commitment Period
WWTAI (2011)	Jan-25	$761,180	$(141,950)	$714,891	$95,661	$—	$ N/A	$7,997	$1,139	$1,139	$—	$—

Fund	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,232	$ (F)	$41,283
Eurocastle	433,404	191,710	39,217
New Residential	1,372,498	—	74,662
New Media	644,707	152	112
New Senior	812,815	4,953	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,227,665	$75,993	0.1%	$5	$—
Single investor funds	967,051	29,804	23.6%	119	11
Sidepocket investments (R)	8,891	6,736	N/A	69	—
Sidepocket investments - redeemers (S)	119,684	65,826	N/A	1,541	1
Managed accounts	447,710	10,105	54.6%	233	—

Fortress Convex Asia Funds (T)
Main fund investments	222,816	10,812	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	12,975	2,869	0.0%	—	—
Sidepocket investments (R)	90,645	4,634	N/A	5,208	—

Fortress Centaurus Global Funds (T)
Main fund investments	116,027	197	85.5%	557	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,777,613	$—	100.0%	$21,249	$—
Sidepocket investments (R)	60,513	—	N/A	4,515	—
Sidepocket investments - redeemers (S)	196,931	48,445	N/A	5,893	—
Main fund investments (liquidating) (U)	633,058	—	100.0%	73,294	653
Managed accounts	3,674	46,950	0.0%	—	—

Worden Funds
Main fund investments	261,995	683	90.0%	877	—

Fortress Japan Income Fund
Main fund investments	58,870	N/A	0.0%	—	—

Value Recovery Funds (V)
Managed accounts	7,444	9,278	0.0%	—	—

Logan Circle
Main fund investments	$68,723	$—	100.0%	$86	$—
Managed accounts	210,281	25,950	27.1%	43	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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

(F)
Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of March 31, 2015, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time. Subsequent to March 31, 2015, Fortress entered into an amended management agreement with Eurocastle. The amendment reset the earnings threshold for Fortress to earn incentive income.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of March 31, 2015, a portion of Long Dated Value Fund I and Real Estate Opportunities Fund II's capital is above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2015, Fortress held $32.9 million of such amounts on behalf of employees related to all of the private equity funds.

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
MARCH 31, 2015
(dollars in tables in thousands, except share data)

(P)
Represents the amount of incentive income Fortress has earned which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at March 31, 2015, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2015, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $181.6 million at March 31, 2015. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

Logan Circle

During the three months ended March 31, 2015, Logan Circle, Fortress's fixed income asset manager, formed two new fixed income funds with net asset values as follows as of March 31, 2015:

Logan Circle Funds
Fortress	$10,090
Third party investors	44,461
Total capital NAV	$54,551

Credit PE Funds

During the three months ended March 31, 2015, Fortress formed new credit PE funds which had capital commitments as follows as of March 31, 2015:

Credit PE
Fortress	$30,000
Fortress's affiliates	36,035
Third party investors	3,614,910
Total capital commitments	$3,680,945

During the three months ended March 31, 2015, Fortress's senior living management subsidiary (Blue Harbor) entered into agreements to manage two senior living properties which are owned by New Senior. Fortress will receive management fees equal to 5.0% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense of all on-site employees.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2015	December 31, 2014
Equity method and other investees	$1,183,347	$1,106,338
Equity method investees, held at fair value (A)	16,804	15,207
Total investments	$1,200,151	$1,121,545
Options in equity method investees	$108,120	$71,844

(A)	Includes publicly traded private equity portfolio companies and the publicly traded permanent capital vehicles (Newcastle, New Residential, Eurocastle, New Media and New Senior).

Gains (losses) are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Net realized gains (losses)	$1,259	$(835)
Net realized gains (losses) from affiliate investments	(1,166)	(574)
Net unrealized gains (losses)	(2,362)	(6,803)
Net unrealized gains (losses) from affiliate investments	33,830	(2,843)
Total gains (losses)	$31,561	$(11,055)

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2015	2014
Mark to fair value on affiliate investments and options	$32,785	$(3,439)
Mark to fair value on derivatives	1,114	(1,349)
Mark to fair value on equity securities	(509)	77
Gains (losses) on digital currency (Bitcoin)	(1,543)	(6,176)
Other	(286)	(168)
Total gains (losses)	$31,561	$(11,055)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Investments

Fortress holds investments in certain Fortress Funds which are primarily recorded based on the equity method of accounting. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities, plus any receivables from such entities as described in Note 6. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Fortress’s Investment		Earnings (Losses) from Equity Method Investees
	March 31,	December 31,	Three Months Ended March 31,
	2015	2014	2015	2014
Private equity funds	$697,552	$677,366	$25,856	$6,392
Publicly traded portfolio companies (A)(B)	1,267	1,035	N/A	N/A
WWTAI	5,798	5,284	218	35
Newcastle (B)	838	776	N/A	N/A
New Residential (B)	7,794	6,622	N/A	N/A
Eurocastle (B)	2,239	2,162	N/A	N/A
New Media (B)	1,792	1,769	N/A	N/A
New Senior (B)	2,874	2,843	N/A	N/A
Total private equity	720,154	697,857	26,074	6,427
Liquid hedge funds (C)	205,259	167,630	9,368	1,529
Credit hedge funds	57,207	57,224	1,968	2,369
Credit PE funds	190,294	183,127	5,065	10,008
Other	27,237	15,707	(767)	41
	$1,200,151	$1,121,545	$41,708	$20,374

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(C)	Includes Fortress's investment in Affiliated Managers.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments is as follows:

	Three Months Ended March 31, 2015
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Liquid Hedge Funds (B)	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$677,366	$1,035	$19,456	$167,630	$57,224	$183,127	$15,707	$1,121,545
Earnings from equity method investees	25,856	N/A	218	9,368	1,968	5,065	(767)	41,708
Other comprehensive income from equity method investees	—	N/A	—	—	—	—	—	—
Contributions to equity method and other investees (C)	445	—	495	13,612	94,419	11,788	32	120,791
Distributions of earnings from equity method and other investees	(3,542)	N/A	(179)	(426)	(2,396)	(4,270)	—	(10,813)
Distributions of capital from equity method and other investees (C)	(48)	N/A	(20)	(18,325)	(94,008)	(5,338)	—	(117,739)
Total distributions from equity method and other investees	(3,590)	—	(199)	(18,751)	(96,404)	(9,608)	—	(128,552)
Mark to fair value - during period (D)	(345)	232	1,622	N/A	N/A	N/A	(53)	1,456
Net purchases of investments by consolidated funds	—	—	—	—	—	—	12,318	12,318
Translation adjustment	(39)	—	(257)	—	—	(78)	—	(374)
Dispositions	(2,683)	—	—	—	—	—	—	(2,683)
Reclassification to Due to Affiliates (E)	542	—	—	—	—	—	—	542
Retained interest in Graticule (Note 1)	—	—	—	33,400	—	—	—	33,400
Investment, ending	$697,552	$1,267	$21,335	$205,259	$57,207	$190,294	$27,237	$1,200,151

Ending balance of undistributed earnings	$84,132	$ N/A	$38	$16,546	$2,312	$11,205	$2,118	$116,351

(A)
Fortress elected to record the publicly traded private equity portfolio companies and the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

(C)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Three Months Ended March 31, 2015
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$7,720	$(107,370)
Investments of incentive receivable amounts into Fortress Funds	107,855	—
Change in distributions payable out of Fortress Funds	—	(4,849)
Net funded*	5,216	(5,216)
Other	—	(304)
Per Above	$120,791	$(117,739)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)	Represents a portion of the general partner liability discussed in Note 9.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds (A)
	Three Months Ended March 31,
	2015	2014
Revenues and gains (losses) on investments	$638,253	$(39,338)
Expenses	(52,613)	(50,798)
Net Income (Loss)	$585,640	$(90,136)
Fortress’s equity in net income (loss)	$25,856	$6,392

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (A)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015 (B)	2014	2015	2014	2015	2014
Revenues and gains (losses) on investments	$7,091	$(155,299)	$254,234	$298,810	$328,119	$603,301
Expenses	(65,737)	(46,393)	(101,871)	(79,448)	(70,139)	(74,735)
Net Income (Loss)	$(58,646)	$(201,692)	$152,363	$219,362	$257,980	$528,566
Fortress’s equity in net income (loss)	$9,368	$1,529	$1,968	$2,369	$5,065	$10,008

(A)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended December 31, 2014). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes the operating results of Affiliated Managers.

Investments in Variable Interest Entities and other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the consolidated balance sheet and described in Note 3, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 2. These entities are primarily Fortress Funds which are VOEs and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager.

No reconsideration events occurred during the three months ended March 31, 2015 or 2014, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of March 31, 2015 regarding variable interest entities in which Fortress held a variable interest. Entities initially classified as variable interest entities during the three months ended March 31, 2015:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Liquid Hedge Funds	2	$216,390	$—	$49,639	(D)
Credit PE Funds	1	8,574	—	87	(D)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	March 31, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$116,166	$—	$99	2	$85,553	$—	$56	(D)
Permanent Capital Vehicles	5	14,012,405	9,646,658	144,456	5	14,539,141	10,336,207	154,346	(C)
Liquid Hedge Funds	4	2,689,349	385,041	54,031	2	3,070,203	432,580	7,094	(D)
Credit Hedge Funds	8	2,128,044	398,930	4,551	8	1,976,328	152,806	25,474	(D) (E)
Credit PE Funds	31	795,370	229,522	8,328	30	735,855	143,743	5,897	(D) (E)

	Fortress is Primary Beneficiary
	March 31, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	9	$70,668	$—	$20,035	9	$90,723	$—	$20,368	(F) (G)
Liquid Hedge Funds	1	7,811	—	3,595	3	8,714	—	4,125	(F)
Credit PE Funds	2	440	—	20	2	434	—	22	(F)
Logan Circle	1	5,160	—	4,857	1	6,566	—	4,783	(F)

(A)
Represents financial obligations of the VIEs which are not recourse to Fortress and assets of the VIEs which Fortress does not have the right to make use of to satisfy its obligations. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these VIEs have additional debt within unconsolidated subsidiaries. The debt obligations of the VIEs are not cross collateralized with the debt obligations of Fortress.  Fortress has no obligation to satisfy the liabilities of the VIEs. The VIE’s debt obligations have no impact on Fortress’s cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

(B)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes investments in these entities, plus any receivables due from these entities. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities. For VIEs where Fortress is deemed to be the primary beneficiary, these investments and receivables are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.

(C)
Includes permanent capital vehicles that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities.

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. Due to a reconsideration in January 2015, Fortress no longer has the power to direct the activities that most significantly impact the economic performance of certain VIEs in the liquid hedge fund business. Therefore, Fortress is no longer deemed to be the primary beneficiary of these VIEs as of the reconsideration date.

(E)
Includes entities that are VIEs because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the primary beneficiary of these entities because Fortress does not have the power to direct the activities that most significantly impact the economic performance of these entities. These entities represent an insignificant portion of the amounts presented in the table.

(F)
Includes entities that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. Due to a reconsideration in January 2015,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Fortress no longer has the power to direct the activities that most significantly impact the economic performance of certain VIEs in the liquid hedge fund business. Therefore, Fortress is no longer deemed to be the primary beneficiary of these VIEs as of the reconsideration date.

(G)
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

	Fair Value		Valuation Method
	March 31, 2015	December 31, 2014
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles	$15,537	$14,172	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,267	1,035	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$16,804	$15,207
Options in equity method investees	$108,120	$71,844	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$28,156	$27,105	Level 2 - See below
Equity Securities (A)	$—	$17,627	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(14,440)	$(8,356)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(1,166)	$(932)	Level 2 - See below

(A)	The equity securities are held at fair value and classified as trading. All equity securities were sold during the three months ended March 31, 2015.

See Note 4 regarding the fair value of outstanding debt.

In January 2015, New Media issued 7.0 million shares of its common stock in a public offering at a price to the public of $21.70 per share. In connection with this offering, New Media compensated Fortress for its successful efforts in raising capital for New Media by granting options to Fortress to purchase 0.7 million shares of New Media's common stock at the public offering price, which were valued at $4.1 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In April 2015, New Residential issued 57.5 million shares of its common stock. For the purpose of compensating Fortress for its successful efforts in raising capital, New Residential granted options to Fortress to purchase 5.8 million shares of New Residential's common shares at a price of $15.25, which had a fair value of $9.0 million as of the grant date. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In April 2015, Eurocastle issued 39.8 million shares of its common stock in a public offering at a price to the public of €7.85 per share. In connection with this offering, Eurocastle compensated Fortress for its successful efforts in raising capital for Eurocastle by granting options to Fortress to purchase 4.0 million shares of Eurocastle's common stock at the public offering price, which were valued at $5.1 million as of the grant date. The options were fully vested upon issuance and have a ten-year term.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	March 31, 2015 (or three months ended)			Maturity
	Classification (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$25,910	¥42,184,512	$1,046	Jun-15 - Mar-18
Foreign exchange option contracts	Other Liabilities	$(1,161)	¥5,225,916	$(24)	Jun-15 - Mar-16
Foreign exchange forward contracts	Other Assets	$2,246	¥2,853,587	$6	Jun-15 - Jun-16
Foreign exchange forward contracts	Other Liabilities	$(5)	¥912,500	$87	Dec-17

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $1.1 million and $(1.3) million during the three months ended March 31, 2015 and 2014, respectively.

Fortress's quarterly average derivative trading volume, based on the underlying notional amounts was $426.0 million as of March 31, 2015.

The following tables summarizes the fair value of Fortress's derivative contacts on a gross basis and any amount of offset as permitted by netting agreements as of March 31, 2015.

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Assets	March 31, 2015	March 31, 2015	March 31, 2015
Foreign exchange option contracts	$28,476	$(2,566)	$25,910
Foreign exchange forward contracts	2,246	—	2,246
	$30,722	$(2,566)	$28,156

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Liabilities	March 31, 2015	March 31, 2015	March 31, 2015
Foreign exchange option contracts	$(1,754)	$593	$(1,161)
Foreign exchange forward contracts	(5)	—	(5)
	$(1,759)	$593	$(1,166)

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	March 31, 2015
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

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

Management believes the fair value of its outstanding debt was $75.1 million as of March 31, 2015 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of March 31, 2015. The following table sets forth the financial covenant requirements as of March 31, 2015.

	March 31, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$43,606	(A)
Consolidated Leverage Ratio	≤	2.00	0.24	(B)
Consolidated Interest Coverage Ratio	≥	4.00	88.43	(B)

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
MARCH 31, 2015
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

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2015	2014
Current
Federal income tax expense (benefit)	$(3,121)	$(68)
Foreign income tax expense (benefit)	1,127	3,138
State and local income tax expense (benefit)	1,879	438
	(115)	3,508
Deferred
Federal income tax expense (benefit)	12,987	1,517
Foreign income tax expense (benefit)	3,542	783
State and local income tax expense (benefit)	1,985	186
	18,514	2,486
Total expense (benefit)	$18,399	$5,994

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2015	December 31, 2014
Total deferred tax assets	$425,962	$439,159
Less:
Valuation allowance	(13,907)	(13,072)
Deferred tax liabilities (A)	(14,277)	(8,464)
Deferred tax assets, net	$397,778	$417,623

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2014	$13,072
Changes due to FIG Corp. ownership change	1
Net increases (A)	834
Valuation Allowance at March 31, 2015	$13,907

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the three months ended March 31, 2015, a net deferred income tax provision of $0.3 million was credited to other comprehensive income, primarily related to foreign currency translation. For the three months ended March 31, 2015, a current income tax benefit of $1.4 million was credited to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2015, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $5.4 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
March 31, 2015
Management fees and incentive income (A)	$37,327	$14,545	$5,957	$7,487	$20,686	$621	$—	$86,623
Expense reimbursements (A)	18,926	8,548	16,738	9,427	10,624	61	—	64,324
Dividends and distributions	—	291	—	—	—	—	—	291
Other	—	—	169	—	—	—	16,769	16,938
Total	$56,253	$23,384	$22,864	$16,914	$31,310	$682	$16,769	$168,176

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
December 31, 2014
Management fees and incentive income (A)	$35,970	$65,043	$15,634	$96,996	$18,393	$1,089	$—	$233,125
Expense reimbursements (A)	35,995	6,473	12,940	9,264	10,077	164	—	74,913
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	1,346	—	—	—	—	16,896	18,242
Total	$71,965	$73,157	$28,574	$106,260	$28,470	$1,253	$16,896	$326,575

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.7 million as of March 31, 2015, respectively, and of $12.2 million and $6.6 million as of December 31, 2014, respectively. Allowances are recorded as General and Administrative expenses.

As of March 31, 2015, amounts due from Fortress Funds recorded in Due from Affiliates included $36.1 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $11.2 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.7 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are due from one fund and the amount represents less than 5% of this fund's NAV.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	March 31, 2015	December 31, 2014
Principals - tax receivable agreement - Note 5	$289,338	$289,324
Principals - Principal Performance Payments - Note 7	3,481	30,659
Distributions payable on Fortress Operating Group units	11,142	—
Other	5,589	11,411
General partner liability - Note 9	44,572	44,030
Total	$354,122	$375,424

Other Related Party Transactions

For the three months ended March 31, 2015 and 2014, Other Revenues included $0.5 million and $0.6 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2015, Fortress advanced $1.8 million to one of its senior employees who is not an officer. These advances bear interest at LIBOR+4.00%. All principal and interest is due and payable no later than February 2019. In addition, one senior employee repaid advances aggregating $0.1 million.

Redeemable Non-Controlling Interests

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Three Months Ended March 31, 2015
Beginning balance	$1,717
Capital distributions	(1,592)
Redeemable Non-controlling Interests in income (loss) of Consolidated Subsidiaries	(16)
$109

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	March 31, 2015	December 31, 2014
Fortress Operating Group units held by the Principals and a former senior employee	$514,935	$556,720
Employee interests in majority owned and controlled fund advisor and general partner entities	66,447	80,333
Other	2,251	2,303
Total	$583,633	$639,356

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	March 31, 2015	December 31, 2014
Fortress Operating Group equity (Note 12)	$1,058,115	$1,152,297
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(68,698)	(82,636)
Total Fortress shareholders' equity in Fortress Operating Group	$989,417	$1,069,661
Fortress Operating Group units outstanding (A)	226,331,513	226,331,513
Class A shares outstanding	208,554,885	208,535,157
Total	434,886,398	434,866,670
Fortress Operating Group units as a percent of total (B)	52.0%	52.0%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$514,935	$556,720

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.0% of Fortress Operating Group as of March 31, 2015 and December 31, 2014, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2015	2014
Fortress Operating Group units held by the Principals and a former senior employee	$51,605	$5,058
Employee interests in majority owned and controlled fund advisor and general partner entities	840	1,011
Other	(222)	8
Total	$52,223	$6,077

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended March 31,
	2015	2014
Fortress Operating Group net income (loss) (Note 12)	$99,759	$10,826
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries (Note 12)	(618)	(1,019)
Redeemable Non-controlling interests in (income) loss of Consolidated Subsidiaries	16	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$99,157	$9,807
Fortress Operating Group as a percent of total (A)	52.0%	51.6%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$51,605	$5,058

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2015	2014
Net Income (loss) attributable to Class A shareholders	$34,713	$3,024
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and a former senior employee	—	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	25	417
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	53,510
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	(101,156)
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$34,738	$(44,205)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended March 31,
	2015	2014
Equity-based compensation, per below	$14,345	$8,673
Profit-sharing expense, per below	38,912	64,323
Discretionary bonuses	62,581	57,438
Other payroll, taxes and benefits	63,050	58,085
	$178,888	$188,519

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2014	20,153,746	$5.52	396,874	$6.51
Issued	11,875,354	6.89	111,540	7.61
Transfers	—	—	—	—
Converted to Class A shares	—	—	—	—
Forfeited	(363,545)	6.18	—	—
Outstanding at March 31, 2015 (B)	31,665,555	$6.02	508,414	$6.76

	Three Months Ended March 31,
	2015	2014
Expense incurred (B)
Employee RSUs	$11,004	$5,887
Non-Employee RSUs	982	6
Principal Performance Payments (C)	2,359	2,780
Total equity-based compensation expense	$14,345	$8,673

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2015 of $118.3 million, with a weighted average recognition period of 4.2 years.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.3 million RSUs would be awarded as Principal Performance Payments.

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2015 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

During January and February 2015, Fortress granted 11.4 million RSUs to its employees valued at an aggregate of $77.6 million, of which 6.5 million are dividend paying. These RSUs vest over a period of three to six years.

In February 2015, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2014 results valued at an aggregate of $4.0 million on the grant date. These RSUs vest over three years.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The expense for Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2015
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$—	$—
Liquid hedge fund business	499	280	779
Credit business	1,860	2,523	4,383
Total	$2,359	$2,803	$5,162

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through March 31, 2015, no compensation expense was recognized under this plan as the satisfaction of the performance condition and amount of the award were not considered to be probable.

Profit Sharing Expense

Recognized profit sharing compensation expense (benefit) is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Private equity funds	$—	$—
Permanent capital vehicles	6,499	4,916
Liquid hedge funds	4,053	2,463
Credit hedge funds	11,609	15,634
Credit PE funds	13,948	34,412
Principal Performance Payments (A)	2,803	6,898
Total	$38,912	$64,323

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

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

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2015
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	207,713,350	207,713,350
Fully vested restricted Class A share units with dividend equivalent rights	7,231,768	7,231,768
Fully vested restricted Class A shares	840,658	840,658
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,749,413
Total weighted average shares outstanding	215,785,776	221,535,189
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$34,713	$34,713
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(2,125)	(2,125)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$32,588	$32,588
Weighted average shares outstanding	215,785,776	221,535,189
Basic and diluted net income (loss) per Class A share	$0.15	$0.15

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2014
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	212,061,656	212,061,656
Fully vested restricted Class A share units with dividend equivalent rights	3,899,986	3,899,986
Fully vested restricted Class A shares	973,275	973,275
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,450,688
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	10,648,173
Total weighted average shares outstanding	216,934,917	229,033,778
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$3,024	$3,024
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(204)	(204)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$2,820	$2,820
Weighted average shares outstanding	216,934,917	229,033,778
Basic and diluted net income (loss) per Class A share	$0.01	$0.01

(1)
The Fortress Operating Group units not held by Fortress (that is, those held by the Principals and a former senior employee) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method, which includes the income tax effects of nondiscretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)
Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are considered in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

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

	Three Months Ended March 31,
	2015	2014
Share Units	11,703,251	12,436,247

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2015	2014
Class A shares	207,713,350	212,061,656
Restricted Class A shares (directors)	840,658	973,275
Restricted Class A share units (employees) (A)	7,231,768	3,899,986
Restricted Class A share units (employees) (B)	8,347,402	5,997,586
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	245,925,038
Total	450,464,691	468,857,541

	As of March 31, 2015	As of December 31, 2014
Class A shares	207,713,350	207,490,023
Restricted Class A shares (directors)	841,535	1,045,134
Restricted Class A share units (employees) (A)	7,567,557	194,287
Restricted Class A share units (employees) (B)	11,159,183	7,002,003
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	226,331,513
Total	453,613,138	442,062,960

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded an estimated liability (included in Other liabilities on the consolidated balance sheets) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares. During the three months ended March 31, 2015, Fortress paid $9.7 million to Nomura related to the estimated liability pursuant to the terms of the purchase agreement described above.

In March 2014, Fortress issued and sold 23,202,859 Class A shares for $186.6 million. Fortress used all of the proceeds from the sale of the Class A shares to purchase from the Principals an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Dividends and distributions during the three months ended March 31, 2015 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$79,251	$—	$79,251
Dividend equivalents on restricted Class A share units (A)	—	7,116	—	7,116
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	—	86,006	11,142	97,148
Total distributions	$—	$172,373	$11,142	$183,515

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On May 6, 2015, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend is payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2014.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2015 was $44.6 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2015, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund, Private Permanent Capital Vehicle and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $172.9 million as of March 31, 2015, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

April 1, 2015 to December 31, 2015	$19,061
2016	23,532
2017	12,747
2018	20,228
2019	19,612
2020	19,561
Thereafter	259,822
Total	$374,563

Rent expense, including operating expense escalations, during the three months ended March 31, 2015 and 2014 was $7.6 million and $5.5 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

During the three months ended March 31, 2015, Fortress entered into new lease agreements related to its primary office space in New York and which extends through October 2032.

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

Management assesses the net performance of each segment based on its “distributable earnings” (“DE”) and utilizes “fund management distributable earnings” or “fund management DE” as a supplemental measure of segment performance. Neither distributable earnings or fund management DE is a measure of cash generated by operations which is available for distribution. Rather, they are supplemental measures of operating performance used by management in analyzing its segments and overall results. Neither distributable earnings or fund management DE should be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and they are not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the receipt of cash or proceeds from the sale of shares received pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,
Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of these options from the publicly traded permanent capital vehicles, if any,

(iv)	subtracting the gain on transfer of Graticule,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing portion of incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)	adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs, and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	adding back the expense related to transfer of interest in Graticule,

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
MARCH 31, 2015
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

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds, credit PE funds and the private permanent capital vehicle, which are subject to contingent clawback, as of March 31, 2015:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund III	$45,108	29 Quarters	$45,108	$—	$—	$45,108	(C)
Total	$45,108		$45,108	$—	$—	$45,108

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

(B)	See Note 2.

(C)	The potential clawback on this fund has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the three months ended March 31, 2015, Fortress recorded $3.0 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of March 31, 2015, Fortress had $9.4 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2015, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $575.7 million, representing a net unrealized gain.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Embedded Incentive Income

As of March 31, 2015, Fortress had $1.2 billion of gross undistributed incentive income (Note 2), or $1.1 billion net of intrinsic clawback. Of the $1.2 billion, $23.2 million has been recognized in distributable earnings. This amount represents accrued hedge fund and Logan Circle incentive income recorded during the three months ended March 31, 2015.

In addition, if Fortress had exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares at their March 31, 2015 closing price, it would have recorded $99.5 million of gross additional distributable earnings, or $85.3 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

March 31, 2015 and the Three Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated		Total
Segment revenues
Management fees	$29,140	$19,202	$20,989	$29,664	$26,348	$13,261	$—		$138,604
Incentive income	—	3,020	891	23,165	24,148	134	—		51,358
Segment revenues - total	$29,140	$22,222	$21,880	$52,829	$50,496	$13,395	$—		$189,962
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$14,976	$3,769	$(2,503)	$23,105	$6,366	$(863)	$—		$44,850
Fund management distributable earnings (loss) before Principal Performance Payments	$14,976	$3,769	$6,779	$23,105	$6,366	$(863)	$—		$54,132
Fund management distributable earnings (loss)	$14,976	$3,769	$6,499	$20,744	$5,780	$(863)	$—		$50,905
Pre-tax distributable earnings (loss)	$14,998	$4,109	$9,590	$21,731	$7,029	$(1,119)	$(1,141)		$55,197

Total segment assets	$766,757	$160,945	$229,172	$76,850	$284,209	$52,818	$625,087	(A)	$2,195,838

(A)	Unallocated assets includes cash of $141.6 million and net deferred tax assets of $397.8 million.

Three Months Ended March 31, 2014

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
Segment revenues
Management fees	$35,422	$16,036	$33,478	$26,858	$24,642	$10,604	$—	$147,040
Incentive income	1,999	4,009	133	31,829	65,955	—	—	103,925
Segment revenues - total	$37,421	$20,045	$33,611	$58,687	$90,597	$10,604	$—	$250,965
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$24,767	$6,027	$8,480	$26,561	$30,160	$(2,071)	$—	$93,924
Fund management distributable earnings (loss)	$24,767	$5,344	$7,939	$22,024	$29,024	$(2,071)	$—	$87,027
Pre-tax distributable earnings (loss)	$28,259	$5,685	$8,785	$23,417	$32,733	$(1,946)	$(422)	$96,511

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended March 31,
	2015	2014
Fund management distributable earnings	$50,905	$87,027
Investment income (loss)	5,113	10,155
Interest expense	(821)	(671)
Pre-tax distributable earnings	55,197	96,511

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle and credit PE funds, subject to contingent repayment	(24,544)	(65,955)
Incentive income received from third parties, subject to contingent repayment	—	(86)
Incentive income from private equity funds, the private permanent capital vehicle and credit PE funds, not subject to contingent repayment	20,964	29,503
Incentive income from hedge funds and Logan Circle, subject to annual performance achievement	(23,169)	(30,494)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	(1,999)
	(26,749)	(69,031)
Adjust other income
Distributions of earnings from equity method investees*	(3,842)	(9,228)
Earnings (losses) from equity method investees*	26,973	17,614
Gains (losses) on options in equity method investees	32,328	(4,785)
Gains (losses) on other investments	704	(4,844)
Impairment of investments (see discussion above)	2,994	26
Adjust income from the receipt of options	4,144	—
Gain on transfer of Graticule (see Note 1)	134,400	—
	197,701	(1,217)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(20,460)	(13,320)
Adjust employee portion of incentive income from private equity funds, the private permanent capital vehicle and credit PE funds, accrued prior to the realization of incentive income	84	1,135
	(20,376)	(12,185)

Adjust for the transfer of interest in Graticule (see Note 1)	(101,000)	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(83)	(11)
Adjust non-controlling interests related to Fortress Operating Group units	(51,605)	(5,058)
Adjust tax receivable agreement liability	—	—
Adjust income taxes	(18,372)	(5,985)
Total adjustments	(20,484)	(93,487)

Net Income (Loss) Attributable to Class A Shareholders	34,713	3,024
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	52,223	6,077
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	(16)	—
Net Income (Loss) (GAAP)	$86,920	$9,101

 * This adjustment relates to all of the private equity, private permanent capital vehicle and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

March 31, 2015
Total segment assets	$2,195,838
Adjust equity investments from segment carrying amount	(133)
Adjust investments gross of employees' and others' portion	37,744
Adjust intangible assets to cost	(22,919)
Accrued incentive income subject to annual performance achievement	(23,169)
Total assets (GAAP)	$2,187,361

	Three Months Ended March 31,
	2015	2014
Total segment revenues	$189,962	$250,965
Adjust management fees	250	292
Adjust incentive income*	(27,135)	(69,031)
Adjust income from the receipt of options	4,144	—
Adjust other revenues (including expense reimbursements)**	59,468	54,884
Total revenues (GAAP)	$226,689	$237,110
* Incentive income received from third parties, not subject to contingent repayment of $0.4 million and none during the three months ended March 31, 2015 and March 31, 2014, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

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

	Private Equity		Liquid	Credit
Three Months Ended March 31,	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Corporate	Total
2015
Depreciation	$374	$235	$2,043	$1,390	$256	$280	$670	$5,248
Amortization	—	—	—	—	—	83	—	83
Total	$374	$235	$2,043	$1,390	$256	$363	$670	$5,331

2014
Depreciation	$394	$183	$1,253	$1,401	$200	$85	$774	$4,290
Amortization	—	—	—	—	—	11	—	11
Total	$394	$183	$1,253	$1,401	$200	$96	$774	$4,301

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

For additional subsequent events, see Notes 2, 3 and 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended March 31, 2015.

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

The consolidating balance sheet information is as follows:

	As of March 31, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$144,542	$584	$—	$107	$—	$145,233
Due from affiliates	173,081	2,818	(2,273)	10,266	(15,716)	168,176
Investments	1,200,151	2,175	(2,175)	474,482	(474,482)	1,200,151
Investments in options	108,120	—	—	—	—	108,120
Deferred tax asset, net	—	—	—	402,999	(5,221)	397,778
Other assets	154,478	2,298	—	11,127	—	167,903
Total Assets	$1,780,372	$7,875	$(4,448)	$898,981	$(495,419)	$2,187,361

Liabilities and Equity
Accrued compensation and benefits	$136,129	$3,042	$—	$—	$—	$139,171
Due to affiliates	75,050	2,273	(2,273)	294,788	(15,716)	354,122
Deferred incentive income	307,737	—	—	—	—	307,737
Debt obligations payable	75,000	—	—	—	—	75,000
Other liabilities	127,990	627	—	—	(5,221)	123,396
Total Liabilities	721,906	5,942	(2,273)	294,788	(20,937)	999,426

Commitments and Contingencies

Redeemable Non-controlling Interests, Consolidated Subsidiaries	109	—	—	—	—	109

Equity
Paid-in capital	5,762,908	5,660	(2,260)	1,922,312	(5,766,308)	1,922,312
Retained earnings (accumulated deficit)	(4,764,582)	(3,727)	85	(1,315,409)	4,768,224	(1,315,409)
Accumulated other comprehensive income (loss)	(8,667)	—	—	(2,710)	8,667	(2,710)
Total Fortress shareholders' equity (C)	989,659	1,933	(2,175)	604,193	(989,417)	604,193
Principals' and others' interests in equity of consolidated subsidiaries	68,698	—	—	—	514,935	583,633
Total Equity	1,058,357	1,933	(2,175)	604,193	(474,482)	1,187,826
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,780,372	$7,875	$(4,448)	$898,981	$(495,419)	$2,187,361

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes the Principals’ (and a former senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$126,011	$1,696	$—	$—	$—	$127,707
Management fees: non-affiliates	15,246	45	—	—	—	15,291
Incentive income: affiliates	24,223	—	—	—	—	24,223
Incentive income: non-affiliates	—	—	—	—	—	—
Expense reimbursements: affiliates	44,822	9,743	—	—	—	54,565
Expense reimbursements: non-affiliates	2,293	955	—	—	—	3,248
Other revenues (affiliate portion disclosed in Note 6)	1,655	—	—	—	—	1,655
Total Revenues	214,250	12,439	—	—	—	226,689

Expenses
Compensation and benefits	166,684	12,204	—	—	—	178,888
General, administrative and other	42,413	568	—	—	—	42,981
Depreciation and amortization	5,302	29	—	—	—	5,331
Interest expense	826	31	(31)	22	(9)	839
Transfer of interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Total Expenses	316,225	12,832	(31)	22	(9)	329,039

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	31,561	—	—	—	—	31,561
Tax receivable agreement liability adjustment	—	—	—	—	—	—
Earnings (losses) from equity method investees	41,708	—	—	47,561	(47,561)	41,708
Gain on transfer of Graticule (see Note 1)	134,400	—	—	—	—	134,400
Total Other Income (Loss)	207,669	—	—	47,561	(47,561)	207,669

Income (Loss) Before Income Taxes	105,694	(393)	31	47,539	(47,552)	105,319
Income tax benefit (expense)	(5,569)	(4)	—	(12,826)	—	(18,399)
Net Income (Loss)	$100,125	$(397)	$31	$34,713	$(47,552)	$86,920

Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$618	$—	$—	$—	$51,605	$52,223
Redeemable Non-controlling Interests in Income (Loss)	(16)	—	—	—	—	(16)
Net Income (Loss) Attributable to Class A Shareholders (C)	99,523	(397)	31	34,713	(99,157)	34,713
	$100,125	$(397)	$31	$34,713	$(47,552)	$86,920

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and a former senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$100,125	$(397)	$31	$34,713	$(47,552)	$86,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,302	29	—	—	—	5,331
Other amortization (included in interest expense)	195	—	—	—	—	195
(Earnings) losses from equity method investees	(41,708)	—	—	(47,561)	47,561	(41,708)
Distributions of earnings from equity method investees	10,813	—	—	—	—	10,813
(Gains) losses	(31,561)	—	—	—	—	(31,561)
Deferred incentive income	(20,964)	—	—	—	—	(20,964)
Deferred tax (benefit) expense	3,619	—	—	14,895	—	18,514
Options received from affiliates	(4,144)	—	—	—	—	(4,144)
Tax receivable agreement liability adjustment	—	—	—	—	—	—
Equity-based compensation	14,345	—	—	—	—	14,345
Options in affiliates granted to employees	6,083	—	—	—	—	6,083
Other	209	—	—	—	—	209
Transfer of Interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Gain on Transfer of Graticule (see Note 1)	(134,400)	—	—	—	—	(134,400)
Cash flows due to changes in
Due from affiliates	51,341	(164)	—	—	5,450	56,627
Other assets	(8,041)	(276)	(31)	(63)	(9)	(8,420)
Accrued compensation and benefits	(235,148)	(104)	—	—	—	(235,252)
Due to affiliates	(32,118)	—	—	5,464	(5,450)	(32,104)
Deferred incentive income	23,907	—	—	—	—	23,907
Other liabilities	46,193	546	—	(7,698)	—	39,041
Purchase of investments by consolidated funds	(39,983)	—	—	—	—	(39,983)
Proceeds from sale of investments by consolidated funds	32,000	—	—	—	—	32,000
Net cash provided by (used in) operating activities	(152,935)	(366)	—	(250)	—	(153,551)

Cash Flows From Investing Activities
Contributions to equity method investees	(7,720)	—	—	—	—	(7,720)
Distributions of capital from equity method investees	107,370	—	—	79,251	(79,251)	107,370
Purchase of securities	(883)	—	—	—	—	(883)
Proceeds from sale of securities	18,053	—	—	—	—	18,053
Purchase of fixed assets	(4,434)	—	—	—	—	(4,434)
Purchase of software and technology-related assets	—	—	—	—	—	—
Net cash provided by (used in) investing activities	112,386	—	—	79,251	(79,251)	112,386

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Borrowings under debt obligations	—	—	—	—	—	—
Proceeds from public offering (Note 8)	—	—	—	—	—	—
Repurchase of Class B shares (Note 8)	—	—	—	—	—	—
Payments to repurchase Class A shares (Note 8)	(9,676)	—	—	—	—	(9,676)
Dividends and dividend equivalents paid	(86,367)	—	—	(79,251)	79,251	(86,367)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	26	—	—	—	—	26
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(107,082)	—	—	—	—	(107,082)
Excess tax benefits from delivery of RSUs	—	—	—	—	—	—
Redeemable non-controlling interests - distributions	(1,592)	—	—	—	—	(1,592)
Net cash provided by (used in) financing activities	(204,691)	—	—	(79,251)	79,251	(204,691)
Net Increase (Decrease) in Cash and Cash Equivalents	(245,240)	(366)	—	(250)	—	(245,856)
Cash and Cash Equivalents, Beginning of Period	389,782	950	—	357	—	391,089
Cash and Cash Equivalents, End of Period	$144,542	$584	$—	$107	$—	$145,233

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $69.9 billion in AUM as of March 31, 2015. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of approximately 1,700 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first three months of 2015, with strong performances in some funds and weakness in others, and overall our operating results were down in comparison to the first three months of 2014. We have continued capital raising within our funds totaling $5.4 billion in the first quarter of 2015. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of March 31, 2015, we managed the following businesses:

Private Equity — a business that manages approximately $14.8 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements, a private fund and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and the private fund invests in transportation and infrastructure assets. We expect the private permanent capital vehicle will become a publicly traded company externally managed by Fortress.

Liquid Hedge Funds — a business that manages approximately $7.8 billion of AUM and includes $4.0 billion of AUM relating to Graticule Asset Management ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy. Beginning January 2015, this segment includes the results of the Affiliated Managers.

Credit Funds — a business that manages approximately $13.8 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $33.4 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below. In addition, our liquid hedge fund business includes the Affiliated Managers.

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

Hedge funds are typically “open-end” funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature. Our Affiliated Managers are hedge funds managed by autonomous businesses in which we have a minority interest.

In addition, Fortress has a traditional asset management business. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

In exchange for our services, we receive remuneration in the form of management fees and incentive income. Management fees are typically based on a fixed annual percentage of the capital we manage for each fund investor, and are intended to compensate us for the time and effort we expend in researching, making, managing and realizing investments. Incentive income is typically based on achieving specified performance criteria, and it is intended to align our interests with those of the fund investors and to incentivize us to earn attractive returns. In addition, we receive expense reimbursements pursuant to our management agreements. For the Affiliated Managers, we receive a percentage of their earnings and fees for providing infrastructure services.

We also invest our own capital alongside the fund investors in order to further align our interests and to earn a return on the investments.

In addition, Fortress typically receives a number of options in the publicly traded permanent capital vehicles equal to 10% of the number of shares of common stock sold by any such entity when raising equity capital. The options received by Fortress typically have a strike price equal to the market price of the relevant stock on the day of issuance and a ten-year term. If the value of the stock were to increase during the term of the option, the value received by Fortress upon exercise would exceed the strike price paid by Fortress.

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors and the amount of capital managed by Affiliated Managers, also known as our “assets under management,” or "AUM."

•	Earn attractive returns on the investments we make.

•	Effectively manage our liquidity, including our debt, if any, and expenses.

Each of these objectives is discussed below.

Assets Under Management

Management fee paying assets under management, or AUM, fluctuate based on four primary factors:

•
Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf, when the publicly traded permanent capital vehicles raise capital such as in an equity offering or when our Affiliated Managers receive more capital. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes, and (b) the reputation and track record of the manager and its key investment employees.

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

•
We generally earn incentive income from publicly traded permanent capital vehicles based on a percentage of operating results in excess of specified returns to shareholders, calculated on a cumulative but not compounding basis.  Incentive income is generally earned quarterly and once incentive is earned, it is not subject to clawback.  However, if at a later date the total incentive income received by us is in excess of the cumulative amount calculated as of this later date, we would have to make up that difference in order for us to begin earning incentive income again.

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

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in Note 7 to our consolidated financial statements.)

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

The first quarter of 2015 was marked by slow growth globally, with better conditions in developed economies than in emerging economies, and key themes for markets included deflation and weak commodity prices. Throughout the quarter, there was significant monetary policy easing outside the U.S. and global bond yields declined while the U.S. dollar strengthened, contributing to higher foreign exchange and market volatility. Markets were shocked early in the quarter by the Swiss National Bank ending its currency floor with the Euro and cutting its deposit rate further. Stocks with small market capitalization led U.S. equity gains during the first quarter, in part due to their lower exposure to slow global growth and the strong U.S. Dollar. Non-U.S. equity markets experienced strong local currency returns, but gains were partially offset by sustained U.S. Dollar strength. Japanese and European equities benefited from monetary policy easing and signs of improving economic conditions. In fixed income markets, performance was broad based and overall positive. Low interest rates and narrowing credit spreads helped generate positive returns in fixed income markets, particularly in longer-duration and lower-credit-quality bonds. In energy markets, near-term supply and demand dynamics contributed to low prices but signs that the market is beginning to rebalance over the medium-term have recently appeared.

Markets continued to focus on the path of U.S. monetary policy and inflation as indicators of the likely direction of global interest rates. In addition, the overall strength of the U.S. Dollar remains a key theme. With improved trends in the U.S. labor market this quarter, the critical question is whether sustained growth in the labor market could give policymakers sufficient confidence in their inflation forecasts to raise interest rates. Market expectations for increased interest rates were lowered overall because of declining global energy prices and rising U.S. Dollar, which increased fears that inflation would remain low over the medium-term. Even though the Federal Reserve did not change its tone dramatically, it seems to have built in optionality such as to not commit to raising rates too soon. While uncertainty over when the Federal Reserve will begin increasing interest rates continues, a rebound in economic data is anticipated over the coming months, which could support a moderate interest rate increase later this year. Energy and the U.S. Dollar may provide a temporary damper on inflation, but it is possible interest rates will increase even when inflation is low, provided the Federal Reserve is confident that inflation will increase over time, especially if supported by improving wages and employment. The combination of lower unemployment, strong corporate profits, falling prices due to energy and commodity deflation and a rising U.S. Dollar could result in solid growth this year.

In the Eurozone, the European Central Bank increased easing measures by adopting a significant asset purchase program. In January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. This is effectively an “open-ended” program tied to increasing inflation. The program was larger than the market was expecting, as was the monthly pace, with the European Central Bank expected to purchase €60 billion of assets per month at least through September next year. While the Euro-zone faces a few challenges, including deflation, sovereign debt issues in certain countries, and political and geopolitical uncertainty, the Euro-zone is likely to benefit from trends such as lower energy prices, improving financial conditions, a weaker Euro, and less government austerity. Liquidity provided by the European Central bank combined with a weaker Euro presents opportunities for European markets, with the major risk being negative developments in Greece where anti-austerity party won the elections. Although we believe sovereign risk has generally been decreasing overall in the Eurozone, it may increase again depending on how the Greek situation evolves as well as the Ukraine conflict with Russia. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of March 31, 2015, there was not a material risk to Fortress's performance under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the Bank of Japan continued their asset purchases at the pace announced in October 2014. The delayed second leg of the consumption tax increase, along with a weaker Yen and lower energy prices, constitutes a positive development for the Japanese economy and markets. While no further expansion of monetary easing by the Bank of Japan is currently expected in the coming months, this may change later in the year. On the other hand, despite some market concern that the Bank of Japan may taper its monetary easing policy, the hurdle to begin tapering is high as the Bank of Japan is still far from its inflation goal. In Japan, equities earnings may improve based on signs that stronger corporate governance practices as part of corporate reform programs are resulting in higher returns. Additionally, corporate earnings should benefit from lower energy prices and a weaker Yen. Thus, the migration of investors to equities should continue and, combined with the continued move from large pension funds and asset managers into riskier assets, could result in significantly higher equity prices and pressure on the fixed income markets.

Emerging markets continued to be mixed in the first quarter of 2015, with higher levels of volatility. With a few exceptions, emerging market countries should remain challenging as the U.S. Federal Reserve moves to normalize interest rate policy and important commodity importers like China manage a deceleration in growth. Coping with the shift in these global trends is likely to require significant reform agendas and political leadership, both of which are currently lacking in many emerging market countries. China signaled that the first quarter was too weak and, therefore, is expected to take action to reduce risks from slower growth. India experienced growth in the first quarter, as it benefits from a credible central bank embarking on monetary easing, complemented by a pro-business government intent on promoting investment and pursuing reduction of the fiscal deficit. The outlook for Argentina remains positive with the potential for political change. In Brazil, the government is moving back towards market-friendly policies, but the outlook remains extremely challenging. In Turkey, the President is undermining the Central Bank of Turkey’s independence and the overall institutional framework at a time of increased currency weakness. Mexico faces a capital outflow problem given high percentages of foreign bond ownership.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a strong financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to their ability to raise capital for new investment vehicles and realize investments in existing funds. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased during the first quarter of 2015 and the outlook for the rest of 2015 remains positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated positive returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008. As illustrated in “— Assets Under Management” below, we have been able to raise additional capital in our funds, including credit PE funds, credit hedge funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

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

We believe that unfolding developments in the U.S. residential housing market continue to create significant investment opportunities. The residential mortgage industry continues to undergo changes that are affecting the way mortgages are originated, owned and serviced. In particular, we believe that mortgage servicing rights, excess mortgage servicing rights and other servicing related investments continue to present an attractive investment opportunity. Nationstar Mortgage Holdings Inc. ("Nationstar") is a mortgage servicer, which is majority owned by our Fortress Funds, and New Residential Investment Corp. ("New Residential"), which is managed by Fortress, and the MSR Opportunities Funds have made significant investments in excess MSRs and other servicing related assets. The timing, size and potential returns of future investments in this sector may be less attractive than prior investments due to a number of factors, most of which are beyond our control. In addition to interest rates, such factors include, but are not limited to, recent increased competition for excess MSRs and other servicing assets, which we believe is causing a related increase in the price for these assets, though these factors may be partially offset by the recent increase in MSR sales. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer than the process and timelines we experienced in prior periods, which has increased the amount of time and effort required to complete transactions. Lastly, mortgage servicers continue to face meaningful regulatory oversight from any array of state and federal authorities and this oversight could result in increased regulatory scrutiny.

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the first quarter of 2015 was negative. The majority of losses occurred in foreign currency positions, partially offset by gains from global equities.  Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity (H)		Liquid Hedge Funds (I)	Credit (H)
	Funds	Permanent Capital Vehicles		Hedge Funds	PE Funds	Logan Circle	Total

AUM December 31, 2014	$9,366	$4,567	$8,128	$6,173	$6,955	$32,342	$67,531
Capital raised (A)	—	150	86	175	234	—	645
Increase in invested capital	61	60	—	15	582	—	718
Redemptions (B)	—	—	(733)	(52)	—	—	(785)
RCA distributions (C)	—	—	—	(66)	—	—	(66)
Return of capital distributions (D)	(95)	(99)	(42)	—	(288)	—	(524)
Crystallized incentive income (E)	—	—	—	(95)	—	—	(95)
Change in AUM of Affiliated Managers	—	—	494	—	—	—	494
Net client flows (traditional)	—	—	—	—	—	589	589
Income (loss) and foreign exchange (F)	847	(56)	(95)	121	80	485	1,382
AUM March 31, 2015 (G)	$10,179	$4,622	$7,838	$6,271	$7,563	$33,416	$69,889

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2015. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
For private equity funds, the private permanent capital vehicle and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds, the private permanent capital vehicle and credit PE funds that are in their capital commitment periods, recallable capital distributions. For certain hedge funds, represents distributions from special investments to investors who fully redeemed their capital from the fund. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

(E)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(F)
Represents the change in AUM resulting from realized and unrealized changes in the reported value of the funds. For certain private equity funds, also includes the impact of a change in AUM basis from invested capital to fair value for certain portfolio companies which became publicly traded.

(G)
AUM is presented mainly in reference to Fortress's ability to generate management fees. Note 2 to our consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 3 provides further information regarding Fortress's investments in the funds, including gains and losses therein. The percentage of capital invested by Fortress across different funds varies.

(H)
As of March 31, 2015, the private equity funds, the private permanent capital vehicle and credit funds had approximately $1.8 billion, $0.4 billion and $8.6 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $3.1 billion is only available for follow-on investments, management fees and other fund expenses.

(I)	As of March 31, 2015, Fortress liquid hedge funds AUM included $4.0 billion related to the Affiliated Managers.

Redemptions

Fortress's liquid hedge funds, other than the Fortress Partners Funds, are subject to varying redemption terms based on investor classes, but generally offer monthly or quarterly redemption terms. Redemption notices generally must be received in the period prior to payment.

Certain of Fortress's liquid hedge funds and related managed accounts provide for management fees based on a leverage factor (which cannot go below 1.0) that is applied to net asset value, meaning that increasing or decreasing the leverage factor impacts management fees. Investors in these accounts may redeem their capital on a periodic basis similarly to the liquid hedge fund investors, and may also elect on a monthly basis to increase or decrease the leverage factor in their accounts. An election to decrease the leverage factor is treated similarly to a redemption request in the tables set forth below due to its impact on AUM.

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2014 redemption notice date was July 5, 2014 for redemptions to be paid in the first quarter of 2015.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2014 return of capital request notice date was October 3, 2014 for capital to be returned after December 31, 2014. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2009, 2010, 2011, 2012, 2013 and 2014 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by the Affiliated Managers.

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2015 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2015	$424,658	$35,341	$389,317		$14,539	$—	$14,539
2014	2,160,974	2,151,188	6,729		220,185	69,061	154,486
2013	957,414	981,914	—		157,251	123,055	42,203
Prior			—	(A)			363,075	(A)
			$396,046	(B)			$574,303	(B)

(A)
Includes all prior periods with notices / requests that are still outstanding as of period end. Subsequent to March 31, 2015, the credit hedge funds distributed $93.6 million of the $363.1 million outstanding notices received prior to 2013.

(B)
For liquid hedge funds, reflects $384.9 million to be paid primarily within one quarter and $11.1 million to be paid in the first quarter of 2016 related to the Fortress Partners Funds. The redemptions to be paid primarily within one quarter includes $352.3 million related to the Fortress Macro Funds and related managed accounts and $32.6 million related to the Convex Asia Funds. For credit hedge funds, reflects $0.5 million to be paid in 2015, $14.0 million to be paid in the first quarter of 2016 and thereafter and $559.8 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	March 31, 2015
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	N/A	N/A	25.7%
Fund II	Jul-02	In Liquidation	—	—	35.5%
Fund III	Sep-04	In Liquidation	765	1,082	3.9%
Fund III Coinvestment	Nov-04	In Liquidation	41	87	1.2%
Fund IV	Mar-06	Jan-17	1,991	2,652	0.8%
Fund IV Coinvestment	Apr-06	Jan-17	335	429	(1.6)%
Fund V	May-07	Feb-18	4,969	4,053	8.1%
Fund V Coinvestment	Jul-07	Feb-18	430	499	(5.3)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	—	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	652	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	202	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	763	1,015	5.8%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	425	431	(0.1)%
MSR Opportunities Fund I A	Aug-12	Aug-22	206	238	15.7%
MSR Opportunities Fund I B	Aug-12	Aug-22	52	60	15.5%
MSR Opportunities Fund II A	Jul-13	Jul-23	63	28	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	1	—	(C)
MSR Opportunities MA I	Jul-13	Jul-23	15	7	(C)
Italian NPL Opportunities Fund	Dec-13	Sep-24	19	—	(C)
Fortress Equity Partners	Mar-14	Mar-24	104	N/A	(C)

Private Permanent Capital Vehicle
WWTAI	Jul-11	Jan-25	693	267	(C)

Continued on next page.

			AUM		Returns (B)
						Three Months Ended
	Inception		March 31,		Inception	March 31,
Name of Fund	Date	Maturity Date (A)	2015	2014	to Date (D)	2015	2014
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$1,321	N/A	9.9%	8.5%
New Residential Investment Corp.	May-13	Permanent	1,367	1,196	N/A	10.1%	10.8%
Eurocastle Investment Limited	Oct-03	Permanent	432	556	N/A	5.9%	7.6%
New Media Investment Group Inc.	Feb-14	Permanent	637	391	N/A	5.0%	N/A
New Senior Investment Group Inc.	Nov-14	Permanent	813	N/A	N/A	5.5%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	227	286	7.4%	(4.9)%	(5.5)%
Fortress Macro Funds	May-09	Redeemable	1,292	1,472	5.7%	(4.7)%	(5.5)%
Fortress Macro MA1	Nov-11	Redeemable	241	331	9.4%	3.6%	(5.3)%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	339	484	2.4%	1.2%	1.1%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	203	468	2.7%	0.3%	0.8%
Fortress Asia Macro Funds (H)	Mar-11	Redeemable	(H)	2,557	(H)	(H)	(3.6)%
Fortress Convex Asia Funds	May-12	Redeemable	226	130	(4.7)%	(0.6)%	(1.1)%
Fortress Redwood Fund LTD	Aug- 13	Redeemable	738	576	(0.3)%	(2.5)%	(C)
Fortress Centaurus Global Funds	Jun-14	Redeemable	64	N/A	(C)	3.9%	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02	PE style redemption	4,381	4,075	11.2%	2.2%	3.2%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02	PE style redemption	1,375	1,281	10.5%	1.1%	2.2%
Worden Fund	Jan-10	PE style redemption	225	214	11.3%	1.4%	2.4%
Worden Fund II	Aug-10	PE style redemption	38	38	9.4%	1.0%	2.1%
Japan Income Fund	Dec-13	Redeemable	59	14	(B)	(B)	(B)
Value Recovery Funds and related assets	(F)	Non-redeemable	189	338	(F)	(F)	(F)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	March 31, 2015
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$591	$581	25.2%
Credit Opportunities Fund II	Jul-09	Jul-22	554	623	17.8%
Credit Opportunities Fund III	Sep-11	Mar-24	1,993	1,379	12.7%
Credit Opportunities Fund IV	Feb-15	Feb-27	141	N/A	(C)
FCO Managed Accounts	Sep-08 to Jun-12	Apr-22 to Mar-24	1,854	1,080	17.4%
FCO Managed Account	Mar-12 to Mar-15	Sep-25 to Feb-28	105	460	(C)
Long Dated Value Fund I	Apr-05	Apr-30	163	184	5.7%
Long Dated Value Fund II	Nov-05	Nov-30	119	121	4.1%
Long Dated Value Fund III	Feb-07	Feb-32	68	87	6.9%
LDVF Patent Fund	Nov-07	Nov-27	2	3	11.1%
Real Assets Fund	Jun-07	Jun-17	52	78	6.8%
Japan Opportunity Fund	Jun-09	Jun-19	220	371	31.4%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	439	713	20.4%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	454	710	21.2%
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	17	N/A	(C)
Net Lease Fund I	Jan-10	Feb-20	—	4	21.2%
Global Opportunities Fund	Sep-10	Sep-20	165	260	9.7%
Life Settlements Fund	Dec-10	Dec-22	88	79	(C)
Life Settlements Fund MA	Dec-10	Dec-22	8	7	(C)
Real Estate Opportunities Fund	May-11	Sep-24	142	201	15.3%
Real Estate Opportunities Fund II	May-14	May-27	340	N/A	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	41	32	12.4%
Subtotal - all funds			31,954	34,403
Managed accounts (H)			518	1,525
Affiliated Managers			4,001	N/A
Total - Alternative Investments			36,473	35,928
Logan Circle			33,416	26,592
Total (G)			$69,889	$62,520

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II, Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 78% of our alternative investment AUM as of March 31, 2015.

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

(C)
Generally, these funds had no successor fund formed and either (a) were in their investment or commitment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these periods.

(D)	For liquid hedge funds and credit hedge funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)
The returns for Drawbridge Special Opportunities Funds exclude the performance of special investments and the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(F)
Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(G)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH) and FICO (Intrawest) had zero AUM or were closed as of March 31, 2015 and 2014, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

(H)	In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Three Months Ended March 31,		Variance
	2015	2014	$
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$127,707	$129,710	$(2,003)
Management fees: non-affiliates	15,291	17,622	(2,331)
Incentive income: affiliates	24,223	34,251	(10,028)
Incentive income: non-affiliates	—	643	(643)
Expense reimbursements: affiliates	54,565	51,186	3,379
Expense reimbursements: non-affiliates	3,248	2,448	800
Other revenues (affiliate portion disclosed in Note 6)	1,655	1,250	405
Total Revenues	226,689	237,110	(10,421)

Expenses
Compensation and benefits	178,888	188,519	(9,631)
General, administrative and other expense (including depreciation and amortization)	48,312	42,124	6,188
Interest expense	839	691	148
Transfer of interest in Graticule (see Note 1)	101,000	—	101,000
Total Expenses	329,039	231,334	97,705

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	31,561	(11,055)	42,616
Tax receivable agreement liability adjustment	—	—	—
Earnings (losses) from equity method investees	41,708	20,374	21,334
Gain on transfer of Graticule (see Note 1)	134,400	—	134,400
Total Other Income (Loss)	207,669	9,319	198,350

Income (Loss) Before Income Taxes	105,319	15,095	90,224
Income tax benefit (expense)	(18,399)	(5,994)	(12,405)
Net Income (Loss)	$86,920	$9,101	$77,819

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	52,223	6,077	46,146
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(16)	—	(16)
Net Income (Loss) Attributable to Class A Shareholders	34,713	3,024	31,689
	$86,920	$9,101	$77,819

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds (A)	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
March 31, 2015	$9,772	$4,595	$4,229	$6,222	$7,259	$32,879	$64,956
March 31, 2014	$11,686	$3,726	$7,568	$5,912	$7,253	$25,989	$62,134

(A)	In January 2015, the Fortress Asia Macro funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform.

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

Fortress's senior living property management subsidiary, FHC Property Management ("Blue Harbor"), has agreements to manage certain senior living properties, most of which are owned by New Senior.  For these services, Fortress receives management fees based on a percentage of revenues from the properties.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 1,094 asset management employees as of March 31, 2014, to 1,130 asset management employees as of March 31, 2015. Additionally, as of March 31, 2015 we have 1,790 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,267 such employees as of March 31, 2014.

Revenues

Three months ended March 31

Total revenues were $226.7 million for the three months ended March 31, 2015, a net decrease of $10.4 million, compared to $237.1 million for the three months ended March 31, 2014.

The decrease in revenues of $10.4 million was primarily attributable to (i) decreases of $2.0 million and $2.3 million in management fees from affiliates and non-affiliates, respectively and (ii) decreases of $10.0 million and $0.6 million in incentive income from affiliates and non-affiliates, respectively. These decreases were partially offset by increases of $3.3 million and $0.8 million in expense reimbursements from affiliates and non-affiliates, respectively and an increase of $0.4 million in other revenues.

The decrease in management fees from affiliates of $2.0 million was primarily related to (i) a $11.0 million decrease in management fees as a result of the transfer of $3.6 billion in AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule and (ii) a $7.6 million decrease in management fees as a result of a decrease in the average management fee paying AUM, based on a simple quarterly average, of $2.2 billion in our private equity funds and liquid hedge funds. These decreases were partially offset by (i) an $8.6 million increase in management fees primarily related to Logan Circle, permanent capital vehicles, credit hedge funds and credit PE funds as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $6.5 billion, (ii) an increase of $4.1 million in management fees resulting from an increase of permanent capital vehicle options granted to Fortress during the three months ended March 31, 2015, as compared to the prior period and (iii) $3.9 million of management fees related to our affiliated manager platform which started in January 2015.

The decrease in management fees from non-affiliates of $2.3 million was primarily related to (i) a decrease of $3.0 million from our liquid hedge fund managed accounts as a result of a decrease in average management fee paying AUM, based on a simple quarterly average of $0.7 billion, (ii) a decrease of $1.0 million in management fees as a result of the transfer of $0.3 billion in AUM relating to the Fortress Asia Macro Fund managed accounts which transitioned to Graticule and (iii) a $0.7 million decrease in management fees earned by one of our permanent capital vehicles. These decreases were partially offset by an increase of $2.4 million related to Logan Circle as a result of an increase in average non-affiliate management fee paying AUM of $1.5 billion.

The decrease in incentive income from affiliates of $10.0 million was primarily attributable to (i) a net decrease of $7.9 million related to crystallized incentive income from our credit PE funds primarily as a result of a decrease in non-clawbackable tax distributions, (ii) a decrease of $1.4 million of incentive income recognized from our publicly traded permanent capital vehicles primarily relating to New Residential and (iii) a decrease of $0.7 million in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income earned on distributions from the Drawbridge Special Opportunities Funds' RCAs.

The increase in expense reimbursements from affiliates of $3.3 million was primarily related to an increase in operating expenses eligible for reimbursement from the funds and an increase in expense reimbursements related to our senior living property manager for the three months ended March 31, 2015 as compared to the prior comparative period.

Expenses

Three months ended March 31

Expenses were $329.0 million, including a non-cash expense of $101.0 million relating to the transfer of an interest in Graticule (see Note 1), for the three months ended March 31, 2015, a net increase of $97.7 million, compared to $231.3 million for the three months ended March 31, 2014.  Excluding the Graticule transfer, expenses were $228.0 million for the three months ended March 31, 2015, a net decrease of $3.3 million, compared to $231.3 million for the three months ended March 31, 2014.  The decrease in expenses is primarily due to an decrease in compensation and benefits of $9.6 million, partially offset by an increase in general, administrative and other expenses (including depreciation and amortization) of $6.2 million.

Total compensation and benefits decreased primarily due to a $28.6 million decrease in profit-sharing expenses primarily related to our credit hedge funds, credit PE funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.  This decrease was partially offset by (i) a $5.7 million increase in equity based compensation, (ii) a $5.1 million increase in discretionary bonus accruals, (iii) a $5.0 million increase in other payroll taxes and benefits as a result of an increase in headcount, and (iv) a $3.2 million increase in profit-sharing expenses primarily related to our liquid hedge funds and permanent capital vehicles, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $2.7 million in professional fees, (ii) an increase of $2.6 million in general and other expenses and (iii) an increase of $1.0 million in depreciation and amortization expenses.

Current and Future Compensation Expense

We seek to compensate our asset management employees in a manner that aligns their compensation with the creation of long-term value for our shareholders. We aim to reward sustained financial and operational performance for all of our businesses and to motivate key employees to remain with us for long and productive careers. We must achieve our goals of alignment, motivation and retention within the confines of current performance and liquidity. Aside from base salary, there are three significant components in our compensation structure.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2015 of $118.3 million with a weighted average recognition period of 4.2 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity, private permanent capital vehicle and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 7 to our consolidated financial statements contained herein. We note the following with respect to profit-sharing expense:

•
Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

Other Income (Loss)

Three months ended March 31

Other Income (Loss) was $207.7 million, including a non-cash gain of $134.4 million relating to the transfer of Graticule (see Note 1), for the three months ended March 31, 2015, a net increase of $198.4 million, compared to $9.3 million for the three months ended March 31, 2014. Excluding the Graticule transfer, Other Income (Loss) was $73.3 million for the three months ended March 31, 2015, a net increase of $64.0 million compared to $9.3 million for the three months ended March 31, 2014. This increase is primarily related to (i) gains of $32.8 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the three months ended March 31, 2015, as compared to a loss of $3.4 million in the prior comparative period, resulting in a net increase of $36.2 million, (ii) a net increase of $21.3 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and Affiliated Managers, partially offset by a decrease in credit PE funds for the three months ended March 31, 2015 relative to the prior comparative period, (iii) an increase of $2.5 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts and (iv) a decrease of $4.6 million in unrealized losses associated with our holdings of digital currency.

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

For the three months ended March 31, 2015 and 2014, Fortress recognized income tax expense of $18.4 million and $6.0 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Three Months Ended March 31, 2015 vs. 2014
Change in pre-tax income applicable to Class A Shareholders (A)	$15,192
Change in foreign and state income taxes	3,988
Change in mix of business (B)	(5,524)
Change in deferred tax asset valuation allowance and related adjustments (C)	192
Other	(1,443)
Total change (D)	$12,405

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
For the first three months of 2014 a greater amount of our total income was subject to corporate tax, as compared to the first three months of 2015. In 2015, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the amount of our total income which was not subject to corporate tax and thereby reducing the amount which was subject to corporate income tax.

(C)	Primarily related to the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

(D)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Non-controlling Interests in Income (Loss)

Three months ended March 31

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $6.1 million to $52.2 million, an increase of $46.1 million, primarily attributable to (i) an increase of $46.1 million resulting from a $88.9 million increase in Fortress Operating Group consolidated net income during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, (ii) an increase of $0.4 million resulting from the accretion of non-controlling interests in Fortress Operating Group caused by the delivery of restricted stock awards and partially offset by (iii) a decrease of $0.4 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Redeemable Non-controlling Interests in Income (Loss)

Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries represent the share of income (loss) attributable to equity interests which are redeemable and not owned by Fortress.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. Because of such differences in our segments' strategies and investor terms, each segment requires different types of management focus and those segments are managed separately.

For segment results of operations, the amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

Discussed below are our results of operations for each of our reportable segments. They represent the separate segment information available and utilized by our management committee, which consists of our principals and certain key officers, and which functions as our chief operating decision maker ("CODM") to assess performance and to allocate resources. Management evaluates the performance of each segment based on its distributable earnings.

Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and a former senior employee), and income tax expense.

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
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the receipt of cash or proceeds from the sale of shares received pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any,

(iv)	subtracting the gain on transfer of Graticule,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing portion of incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	adding back the expense related to transfer of interest in Graticule,

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units,

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment revenues
Management Fees	$29,140	$35,422	$(6,282)
Incentive Income	—	1,999	(1,999)
Segment revenues — total	$29,140	$37,421	$(8,281)
Pre-tax distributable earnings	$14,998	$28,259	$(13,261)

Three months ended March 31

Pre-tax distributable earnings decreased by $13.3 million primarily due to:

Revenues

Management fees were $29.1 million for the three months ended March 31, 2015, a net decrease of $6.3 million, compared to $35.4 million for the three months ended March 31, 2014. Management fees decreased by $6.3 million primarily due to (i) a decrease of $5.3 million in management fees primarily from Fund III, Fund III Co, Fund IV, Fund IV Co, FHIF and Fund V Co primarily as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the three months ended March 31, 2015 as compared to the prior period and (ii) a net decrease of $3.3 million in management fees due to the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by (i) an increase of $2.2 million in management fees from Fund V primarily as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the three months ended March 31, 2015 as compared to the prior period.

There was no incentive income for the three months ended March 31, 2015, compared to $2.0 million of incentive income recognized for the three months ended March 31, 2014. During the three months ended March 31, 2014, the incentive income was due to a reversal of the Fund II clawback reserve.

Expenses

Expenses were $14.2 million for the three months ended March 31, 2015, a net increase of $1.5 million, compared to $12.7 million for the three months ended March 31, 2014.  The net increase of $1.5 million in expenses was primarily attributable to $2.5 million increase in compensation and benefit expenses due to an increase in average headcount. These increases were partially offset by (i) a decrease of $0.7 million in profit sharing compensation expense, and (ii) a net decrease of $0.3 million in general and administrative and corporate allocable expenses for the three months ended March 31, 2015, as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended March 31, 2015, a net decrease of $3.4 million, compared to $3.5 million for the three months ended March 31, 2014. Net investment income decreased by $3.5 million primarily due to a decrease of $4.7 million related to realization events in our private equity funds. This decrease was partially offset by a reduction of $1.4 million in losses related to our foreign currency hedges recorded in the three months ended March 31, 2014.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment revenues
Management Fees	$19,202	$16,036	$3,166
Incentive Income	3,020	4,009	(989)
Segment revenues — total	$22,222	$20,045	$2,177
Pre-tax distributable earnings	$4,109	$5,685	$(1,576)

Three months ended March 31

Pre-tax distributable earnings decreased by $1.6 million primarily due to:

Revenues

Management fees were $19.2 million for the three months ended March 31, 2015, a net increase of $3.2 million, compared to $16.0 million for the three months ended March 31, 2014. Management fees increased by $3.2 million primarily due to (i) a $1.5 million increase due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised by New Media during the first quarter of 2015, (ii) a $1.7 million increase in WWTAI management fees due to an increase in average AUM as compared to the prior period and (iii) a $3.1 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014. These increases were partially offset by a decrease of $3.2 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-offs of New Residential, New Media and New Senior as described above.

Incentive income was $3.0 million for the three months ended March 31, 2015, a net decrease of $1.0 million, compared to $4.0 million of incentive income recognized for the three months ended March 31, 2014. Incentive income decreased by $1.0 million primarily as a result of a decrease of $1.3 million primarily due to the decrease in incentive income related to New Residential for the three months ended March 31, 2015. The decreases were partially offset by an increase in incentive income of $0.4 million related to WWTAI for the three months ended March 31, 2015.

Expenses

Expenses were $18.5 million for the three months ended March 31, 2015, a net increase of $3.8 million, compared to $14.7 million for the three months ended March 31, 2014. The increase of $3.8 million in expenses was primarily attributable to (i) a $1.9 million increase in compensation and benefits expense primarily due to an increase in average headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $2.5 million in general and administrative and corporate allocable expenses and (iii) an increase of $0.1 million in profit sharing expense. These increases were partially offset by a decrease of $0.7 million in accruals for Principal Performance Payments.

Net Investment Income

Net investment income was $0.3 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment revenues
Management Fees	$20,989	$33,478	$(12,489)
Incentive Income	891	133	758
Segment revenues - total	$21,880	$33,611	$(11,731)
Pre-tax distributable earnings	$9,590	$8,785	$805

Three months ended March 31

Pre-tax distributable earnings increased by $0.8 million primarily due to:

Revenues

Management fees were $21.0 million for the three months ended March 31, 2015, a net decrease of $12.5 million, compared to $33.5 million for the three months ended March 31, 2014. Management fees decreased by $12.5 million primarily due to (i) an $12.0 million decrease in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) a $4.1 million decrease in management fees earned from Fortress Macro Funds and its managed accounts related to a decrease in AUM and (iii) a $1.1 million decrease related to Fortress Partners Fund management fees relate to a decrease in AUM. These decreases were partially offset by an increase of (i) $3.9 million of management fees related to our affiliated manager platform and (ii) a $0.6 million increase in management fees related to Fortress Redwood Fund.

Incentive income, which is determined on a fund-by-fund basis, was $0.9 million for three months ended March 31, 2015, an increase of $0.8 million, compared to a $0.1 million of incentive income for the three months ended March 31, 2014. Incentive income increased primarily due to incentive income of $0.6 million recognized for the three months ended March 31, 2015 primarily related to the Fortress Centaurus Global Funds.

Expenses

Expenses were $24.7 million for the three months ended March 31, 2015, a net decrease of $1.0 million, compared to $25.7 million for the three months ended March 31, 2014. The decrease of $1.0 million in expenses was primarily attributable to (i) a decrease of $3.5 million in compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015 and (ii) a decrease of $0.3 million in accruals for Principal Performance Payments. These decreases were partially offset by (i) an increase of $1.6 million in profit sharing compensation expense and (ii) an increase $1.1 million in general and administrative expenses and corporate allocable expenses as compared to the prior period.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $9.3 million for the three months ended March 31, 2015, related to our interests in Affiliated Managers which commenced during January 2015.

Net Investment Income

Net investment income was $3.1 million for the three months ended March 31, 2015, an increase of $2.3 million, compared to $0.8 million for the three months ended March 31, 2014. Net investment income increased by $2.3 million primarily due to (i) a $3.4 million increase in earnings attributable to investments in our liquid hedge funds, and (ii) a $2.0 million increase in distribution of earnings from realization events in special investments in our liquid hedge funds for the three months ended March 31, 2015 as compared to the prior period. These increases were partially offset by (i) a $3.0 million impairment recorded with respect to our special investments in our liquid hedge funds, and (ii) $0.2 million in losses related to other investments for the three months ended March 31, 2015.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment revenues
Management Fees	$29,664	$26,858	$2,806
Incentive Income	23,165	31,829	(8,664)
Segment revenues - total	$52,829	58,687	$(5,858)
Pre-tax distributable earnings	$21,731	$23,417	$(1,686)

Three months ended March 31

Pre-tax distributable earnings decreased by $1.7 million primarily due to:

Revenues

Management fees were $29.7 million for the three months ended March 31, 2015, a net increase of $2.8 million, compared to $26.9 million for the three months ended March 31, 2014. Management fees increased by $2.8 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds and Worden Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $23.2 million for the three months ended March 31, 2015, a net decrease of $8.7 million, compared to $31.9 million for the three months ended March 31, 2014. Incentive income decreased by $8.7 million primarily due to decreases of $8.5 million and $0.5 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the three months ended March 31, 2015 as compared to the prior period. These decreases were partially offset by a $0.3 million increase in incentive income from other investments for the three months ended March 31, 2015 as compared to the prior period.

Expenses

Expenses were $32.1 million for the three months ended March 31, 2015, a net decrease of $4.6 million, compared to $36.7 million for the three months ended March 31, 2014. The decrease of $4.6 million in expenses was primarily attributable to (i) a decrease of $3.8 million in profit sharing compensation expense, (ii) a decrease of $2.2 million in general and administrative expenses and corporate allocable expenses and (iii) a decrease of $2.2 million in Principal Performance Payments for the three months ended March 31, 2015 as compared to the prior period. These decreases were partially offset by an increase of $3.6 million in compensation and benefits expenses for the three months ended March 31, 2015 as compared to the prior period.

Net Investment Income

Net investment income was $1.0 million for the three months ended March 31, 2015, a decrease of $0.4 million, compared to net investment income of $1.4 million for the three months ended March 31, 2014. Net investment income decreased by $0.4 million primarily due to (i) a decrease of $0.3 million in earnings from our investments in our credit hedge funds and (ii) $0.1 million in losses of other investments for the three months ended March 31, 2015.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment Revenues
Management Fees	$26,348	$24,642	$1,706
Incentive Income	24,148	65,955	(41,807)
Segment revenues - total	$50,496	$90,597	$(40,101)
Pre-tax distributable earnings	$7,029	$32,733	$(25,704)

Three months ended March 31

Pre-tax distributable earnings decreased by $25.7 million primarily due to:

Revenues

Management fees were $26.3 million for the three months ended March 31, 2015, a net increase of $1.7 million, compared to $24.6 million for the three months ended March 31, 2014. Management fees increased by $1.7 million primarily due to an increase of $3.3 million from the Credit Opportunities Fund III and its managed accounts due to net capital calls made after the first quarter of 2014 and an increase of $2.2 million related to Real Estate Opportunities Fund II, which commenced in May 2014. This increase in management fees was partially offset by decreases of $2.5 million, $0.4 million, $0.4 million, $0.3 million and $0.2 million in management fees related to Japan Opportunities Funds I and II, Credit Opportunities Fund II and related managed account, Global Opportunities Fund, Credit Opportunities Fund and its related managed accounts, and Life Settlement Fund, respectively, primarily due to net capital distributions made after the first quarter of 2014.

Incentive income was $24.2 million for the three months ended March 31, 2015, a net decrease of $41.8 million, compared to $66.0 million for the three months ended March 31, 2014. Incentive income decreased by $41.8 million primarily due to decreases of $33.5 million, $6.0 million and $5.2 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts, Japan Opportunities Fund and Net Lease Fund, respectively, as a result of a decrease in distributions generated by realization events during the three months ended March 31, 2015 as compared to prior period. These decreases were partially offset by (i) a $2.6 million increase in incentive income generated by Japan Opportunities Fund II and (ii) a $0.5 million in Real Estate Opportunities Fund during the three months ended March 31, 2015 as compared to the prior period.

Expenses

Expenses were $44.7 million for the three months ended March 31, 2015, a net decrease of $16.9 million, compared to $61.6 million for the three months ended March 31, 2014. The decrease of $16.9 million in expenses was primarily attributable to (i) a decrease of $21.3 million in profit sharing compensation expense related to the decrease in incentive income described above and (ii) a decrease of $0.5 million in Principal Performance Payments. These decreases were offset by an increase of (i) $4.7 million in general and administrative expenses and corporate allocable expenses and (ii) a $0.2 million increase in compensation and benefits expense for the three months ended March 31, 2015 as compared to the prior period.

Net Investment Income

Net investment income was $1.2 million for the three months ended March 31, 2015, a net decrease of $2.5 million, compared to $3.7 million for the three months ended March 31, 2014. Net investment income decreased by $2.5 million primarily due to a decrease in distributions of earnings related to realization events in our credit private equity funds for the three months ended March 31, 2015 as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Segment Revenues
Management Fees	$13,261	$10,604	$2,657
Incentive Income	134	—	134
Segment revenues - total	$13,395	$10,604	$2,791
Pre-tax distributable earnings (loss)	$(1,119)	$(1,946)	$827

Three months ended March 31

Pre-tax distributable (loss) decreased by $0.8 million primarily due to:

Revenues

Management fees were $13.3 million for the three months ended March 31, 2015, a net increase of $2.7 million, compared to $10.6 million for the three months ended March 31, 2014. Management fees increased by $2.7 million due to an increase in average AUM primarily as a result of net client inflows.

Incentive income was $0.1 million for the three months ended March 31, 2015 compared to no incentive income for the three months ended March 31, 2014. Incentive income increased by $0.1 million primarily as a result of returns exceeding performance thresholds for certain managed accounts and a fund during the three months ended March 31, 2015 as compared to the prior period.

Expenses

Expenses were $14.3 million for the three months ended March 31, 2015, a net increase of $1.6 million, compared to $12.7 million for the three months ended March 31, 2014. The increase of $1.6 million in expenses was primarily attributable to (i) an increase of $1.2 million in general and administrative expenses and corporate allocable expenses and (ii) an increase of $0.3 million in compensation and benefits expense as a result of an increase in average headcount within Logan Circle during the three months ended March 31, 2015 as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(0.3) million for the three months ended March 31, 2015, a change of $0.4 million, compared to net investment income of $0.1 million for the three months ended March 31, 2014. Net investment income changed by $0.4 million primarily due to a decrease in net gains from investments.

Unallocated

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$
Pre-tax distributable earnings (loss)	$(1,141)	$(422)	$(719)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Three months ended March 31

Pre-tax distributable (loss) increased by $0.7 million, primarily due to (i) a decrease of $0.4 million in foreign currency translation gains, (ii) a decrease in $0.1 million in other revenue and dividend income and (iii) an increase of $0.1 million in interest expense due to an increase in the average debt balance for the three months ended March 31, 2015 as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2015:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	21	—	21	N/A
Fund III and Fund III Coinvestment	7,460	—	7,460	N/A
Fund IV and Fund IV Coinvestment	90,427	30,878	59,549	N/A
Fund V and Fund V Coinvestment	214,257	13,272	200,985	N/A
Long Dated Value Funds	20,437	10,200	10,237	N/A
Real Assets Funds	11,684	—	11,684	N/A
Credit Opportunities Funds	111,177	63,277	47,910	(10)
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	26,743	16,377	10,367	(1)
Real Estate Opportunities Funds	9,947	8,298	1,649	N/A
MSR Opportunities Funds	1,436	1,188	248	N/A
Italian NPL Opportunities Fund	269	287	N/A	(18)
Other Funds (combined)
Private investment #1	284,545	207,348	77,197	N/A
Private investment #2	85,586	20,503	65,083	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,239	78	2,161	N/A
Newcastle (NYSE: NCT)	838	60	778	N/A
New Residential (NYSE: NRZ)	7,794	413	7,381	N/A
New Media (NYSE: NEWM)	1,792	54	1,738	N/A
New Senior (NYSE: SNR)	2,874	229	2,645	N/A
WWTAI	5,798	5,038	760	N/A
Other
Hedge fund sidepocket investments	71,393	33,392	38,733	(732)
Direct investments - Other	62,759	32,837	38,530	(8,608)
Total	$1,019,476	$443,729	$585,116	$(9,369)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2015, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was $36.1 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $11.2 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.7 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $145.2 million as of March 31, 2015, our available draws under our credit facility of $72.3 million as of March 31, 2015, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of March 31, 2015, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2015 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	11,652
MSR Opportunities Fund II B	92
MSR Opportunities MA I	2,792
Italian NPL Opportunities Fund	9,469
A&K Global Health	74

Private Permanent Capital Vehicle
WWTAI	2,962

Credit PE Funds
Credit Opportunities Fund	5,282
Credit Opportunities Fund II	2,922
Credit Opportunities Fund III	7,095
Credit Opportunities Fund IV	6,650
FCO Managed Accounts	49,335
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	75
Real Assets Fund	11,068
Japan Opportunity Fund	3,837
Japan Opportunity Fund II	9,307
Japan Opportunity Fund III	8,554
Net Lease Fund I	161
Global Opportunities Fund	709
Life Settlements Fund	60
Life Settlements Fund MA	39
Real Estate Opportunities Fund	893
Real Estate Opportunities Fund II	11,422
Real Estate Opportunities REOC Fund	65
Karols Development Co	6,048
Other	271
Total	$172,947

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

April 1, 2015 to December 31, 2015	$19,061
2016	23,532
2017	12,747
2018	20,228
2019	19,612
2020	19,561
Thereafter	259,822
Total	$374,563

During the three months ended March 31, 2015, we entered into new lease agreements related to our primary office space in New York, which extends through October 2032.

Debt Obligations

As of March 31, 2015, our debt obligations consisted of our credit agreement, as described below.

In February 2013, we entered into a $150.0 million revolving credit facility with a $15.0 million letter of credit subfacility, as amended (the “Credit Agreement”). The Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees.

Increases in the interest rate on our debt obligations under the Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	March 31, 2015
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of March 31, 2015.

(C)	Subject to unused commitment fees of 0.4% per annum.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $756.6 million to FIG Corp., pursuant to a demand note, as amended. As of March 31, 2015, the outstanding balance was approximately $632.4 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of March 31, 2015.

	March 31, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$43,606	(A)
Consolidated Leverage Ratio	≤	2.00	0.24	(B)
Consolidated Interest Coverage Ratio	≥	4.00	88.43	(B)

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

March 31, 2015
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Twelve Months Ended March 31, 2015
(in millions)
Fortress Investment Group LLC net income	$132.7
Depreciation and amortization, interest expense and income taxes	43.8
Extraordinary or non-recurring gains and losses	101.0
Incentive Income Adjustment	53.3
Other Income Adjustment	(266.9)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	37.8
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	214.7
(Income) loss of excluded entities (as defined in the Credit Agreement)	1.1
Consolidated EBITDA	$317.5
Interest charges	$3.6

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On May 6, 2015, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend is payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

On February 26, 2015 Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.30 per share resulting in total dividends of $0.38 for the fourth quarter of 2014.  This dividend was payable on March 17, 2015 to holders of record of our Class A shares on March 12, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $86.4 million.

During the three months ended March 31, 2015, Fortress Operating Group declared distributions of $97.1 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(153.6) million and $(100.8) million during the three months ended March 31, 2015 and 2014, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees decreased by $(27.0) million from $186.9 million in 2014 to $159.9 million in 2015. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2014 to 2015 (private equity funds decreased by $(1.9) billion, permanent capital vehicles increased by $0.9 billion, liquid hedge funds decreased by $(3.3) billion, credit hedge funds increased by $0.3 billion, and Logan Circle increased by $6.9 billion) as a result of capital raising, including new fund formation, and returns, partially offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on aggregate distributions exceeding an agreed threshold for the Value Recovery Funds. A $(40.3) million decrease in cash incentive income received was mainly due to the crystallization of incentive related to liquid hedge fund managed accounts and credit PE fund distributions in 2014 and paid in 2015, partially offset by increases in the permanent capital vehicle incentive received.

Cash received as Distributions of Earnings from Equity Method Investments decreased $(15.0) million from 2014 as a result of realization events within certain funds.

Cash paid for compensation decreased by $(49.9) million from the three months ended March 31, 2014 to March 31, 2015. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2015 and 2014 primarily related to bonuses and profit sharing earned in 2014 and 2013, respectively.

Cash paid for taxes increased $4.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Cash paid for purchases of investments by consolidated funds, net of proceeds from sales of investments increased $8.0 million in 2015.

Investing Activities

Our net cash flow provided by (used in) investing activities was $112.4 million and $207.4 million during the three months ended March 31, 2015 and 2014, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(7.7) million and $(7.0) million during the three months ended March 31, 2015 and 2014, respectively, (ii) distributions of capital from equity method investees of $107.4 million and $231.2 million during these periods, respectively, (iii) purchases of fixed assets of $(4.4) million and $(1.8) million during these periods, respectively, and (iv) net proceeds of $17.2 million from the sale of securities during the three months ended March 31, 2015 as compared to no net purchase of securities of during the three months ended March 31, 2014.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(204.7) million and $(285.7) million during the three months ended March 31, 2015 and 2014, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(86.0) million and $(20.0) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(21.1) million and $(13.6) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.1 million and $1.2 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(86.4) million and $(15.4) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) payments to repurchase 60,568,275 Class A shares from Nomura of $(9.7) million and $(363.4) million during these periods, respectively, (vii) capital distributions relating to redeemable non-controlling interests of $(1.6) million, and (viii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals and (ix) excess tax benefits from the delivery of RSU's.

Critical Accounting Policies

General

Consolidation

The determination of whether or not to consolidate entities under GAAP requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of 1) whether Fortress has a variable interest in the entity, 2) whether the entity is a VIE, and 3) whether Fortress consolidates the entity.

When determining whether Fortress has a variable interest in entities it evaluates for consolidation, Fortress considers interests in the entities and fees it receives to act as a decision maker or service provider to the entity being evaluated. If Fortress determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as Fortress would not be required to consolidate the entity. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) Fortress’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. If fees paid to Fortress were determined to be a variable interest, it could result in Fortress being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

For those entities in which it has a variable interest, Fortress performs an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties, and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest.

Fortress is the general partner/manager of and has a variable interest in certain limited partnerships and similar entities. One of the factors that Fortress considers in evaluating whether these entities are VIEs is whether a simple majority (or lower threshold) of limited partners with equity at risk are able to exercise substantive kick-out rights. Kick-out rights are generally defined as the ability to remove the general partner/manager or to dissolve the entity without cause. If the limited partners with equity at risk are not able to exercise substantive kick-out rights, then the entity is a VIE. Fortress is also the manager of and has a variable interest in certain entities other than limited partnerships. One of the factors that Fortress considers in evaluating whether these entities are VIEs is whether the investors have power through voting rights or similar rights (such as those of a common shareholder in a corporation); and if not, whether a single equity holder has the unilateral ability to exercise substantive kick-out rights. If investors do not have power through voting rights or similar rights or a single equity holder does not have the unilateral ability to exercise substantive kick-out rights, then the entity is a VIE. These analyses require judgment.

A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. Fortress shall be deemed to have a controlling financial interest in a VIE if it and its related parties under common control as a group, where applicable, have (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to Fortress are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. This analysis requires judgment. The primary beneficiary evaluation is generally performed qualitatively. However, quantitative information may also be considered in the analysis, as appropriate. Changes in the economic interests (either by Fortress, affiliates of Fortress or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated continuously.

For voting interest entities ("VOEs"), Fortress shall consolidate the entity if it has a controlling financial interest. Fortress has a controlling financial interest in a VOE if (i) for legal entities other than limited partnerships, Fortress owns a majority voting interest in the VOE or, for limited partnerships and similar entities, Fortress owns a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that Fortress does not control the entity.

For entities over which Fortress exercises significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities. These entities include the Fortress Funds. The evaluation of whether Fortress exerts control or significant influence over the financial and operational policies of an entity requires judgment based on the facts and circumstances surrounding each individual entity.

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of the entities. If, as a result of such analysis, Fortress was required to consolidate an entity, it could have a material impact on our gross revenues, expenses, net income, assets, liabilities and total equity. However, we would not expect it to materially impact our net income, or equity, attributable to Class A shareholders.

As of March 31, 2015, the investment vehicles in which Fortress held a variable interest were comprised of 63 VIEs and 101 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, “Financial Statements - Investments and Fair Value.”

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

For profit sharing plans related to hedge funds and publicly traded permanent capital vehicles, compensation expense related to incentive income is accrued in the period to which it relates regardless of when incentive income is recognized.  In addition, certain of Fortress's employees are granted partial rights in options it holds in the publicly traded permanent capital vehicles (the "tandem awards").  The fair value of the tandem awards are recorded as profit sharing compensation expense at that time.  The related liability, included in accrued compensation and benefits, is marked to fair value through compensation expense until such time as the rights are exercised or expire.

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

With respect to valuation information provided by independent valuation agents, or pricing services, Fortress performs procedures to verify that such information is reasonable and determined in accordance with GAAP, and that the information is properly classified in the valuation hierarchy. Depending on the circumstances, these procedures generally include the following: (i) using established procedures to assess and approve agents, and their valuation methodologies, prior to their selection, (ii) obtaining a report from an independent auditing firm regarding the reliability of the internal controls of the pricing service providers, if available, (iii) performing due diligence on the agent's processes and controls, including developing an understanding of the agent's methodologies, (iv) obtaining broker quotations and/or performing an internal valuation in order to gauge the reasonableness of the information provided by the agent, (v) challenging the information provided, as appropriate, and (vi) performing back-testing of valuation information against actual prices received in transactions.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2015. As of March 31, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (C)
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Total Fund
Basis for Determining Fair Value	Funds (B)	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	3%	4%	74%	78%	2%	4%	7%
2. Other observable market parameters	35%	17%	17%	22%	10%	8%	19%
3. Significant unobservable market parameters (A)	62%	79%	9%	0%	88%	88%	74%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 97% and 35% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	For purposes of the table above, includes our private permanent capital vehicle.

(C)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of March 31, 2015, $8.7 billion of investments in our private equity funds and private permanent capital vehicle, $0.7 billion of investments in our liquid hedge funds, $9.1 billion of investments in our credit hedge funds, and $9.7 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2015, consistent with the table above:

	Private Equity Funds (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.3 million or ($2.7 million) (B)	$0.7 million or ($0.7 million)	$16.5 million or ($16.5 million)	$0.1 million or ($0.6 million) (B)
Incentive income	N/A (C)	N/A (D)	N/A (D)	N/A (C)
Earnings from equity method investees	$49.6 million or ($49.6 million)	$7.6 million or ($7.6 million)	$8.7 million or ($8.7 million)	$15.2 million or ($15.2 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	For the purposes of the table above, includes our private permanent capital vehicle.

(B)
Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds, credit PE funds or of the private permanent capital vehicle is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2015, $2.6 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2015 is the current reset date.

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

2011	$53.5
2012	$80.9
2013	$90.7
2014: Estimated	$127.4
2015: Estimated	$111.4
2016 - 2022: Average Required	$89.5

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In April 2015, the FASB approved issuing an exposure draft to extend the effective date of the new revenue recognition standard by a year for both public and non-public companies. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. Fortress is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) previously provided to investment companies and certain other entities pursuant to ASC 810-10-65-2. ASU 2015-02 also amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. ASU 2015-02 eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest. Fees received by a decision maker or service provider are no longer considered variable interests and are now excluded from the evaluation of whether the reporting entity is the primary beneficiary of a VIE if the fees are both customary and commensurate with the level of effort required for the services provided and the decision maker or service provider does not hold other interests in the entity being evaluated that would absorb more than an insignificant amount of the expected losses or returns of the entity. If the reporting entity determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as the reporting entity would not be required to consolidate the entity.

The effective date of ASU 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. Fortress has elected to early adopt ASU 2015-02 on a retrospective basis as permitted, for all periods presented. The consolidated financial statements and related footnote disclosures have been adjusted for the impact of the adoption.

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

Contractual Obligations

As of March 31, 2015, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our total future contractual obligations increased from $1,005.3 million as of December 31, 2014 to $1,057.6 million as of March 31, 2015.

Our total operating lease agreement obligations decreased from $380.4 million as of December 31, 2014 to $374.6 million as of March 31, 2015.

Our debt obligations payable decreased from $77.7 million as of December 31, 2014 to $77.2 million as of March 31, 2015, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of March 31, 2015 and December 31, 2014, respectively.

Our estimated liability under the tax receivable agreement was $289.3 million as of March 31, 2015 and December 31, 2014, respectively.

Our outstanding capital commitments, including our commitments to our funds, have increased from $146.9 million as of December 31, 2014 to $172.9 million as of March 31, 2015.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of March 31, 2015 (in thousands):

Assets:
Investments	$1,200,151
Investments in options	108,120

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2015, approximately 45% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds, private permanent capital vehicle and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds, private permanent capital vehicle and credit PE funds where incentive income is subject to contingencies at March 31, 2015 would increase or decrease future incentive income by $544.6 million or $422.9 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on March 31, 2015 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2015 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$6.5	$ N/A	(E)	$68.5	$6.5	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (D)	N/A	N/A	(E)	0.6	N/A	N/A	(E)	N/A
Liquid Hedge Funds	6.2	N/A	(G)	15.9	6.2	28.1		8.6
Credit
Hedge Funds	12.0	N/A	(G)	5.7	12.0	100.7		3.4
PE Funds	0.3	N/A	(E)	18.2	0.3	N/A	(E)	N/A
Total	$25.0	$—		$108.9	$25.0	$128.8		$12.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$(6.9)	$ N/A	(E)	$(68.5)	$(6.9)	$ N/A	(E) (F)	$ N/A	(F)
Permanent Capital Vehicles (D)	N/A	N/A	(E)	(0.6)	N/A	N/A	(E) (F)	N/A	(F)
Liquid Hedge Funds	(6.2)	N/A	(G)	(15.9)	(6.2)	$(0.6)		$(8.6)
Credit
Hedge Funds	(12.0)	N/A	(G)	(5.7)	(12.0)	(22.1)		(3.4)
PE Funds	(1.0)	N/A	(E)	(18.2)	(1.0)	N/A	(E) (F)	N/A	(F)
Total	$(26.1)	$—		$(108.9)	$(26.1)	$(22.7)		$(12.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund, private permanent capital vehicle and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds, credit PE funds or of the private permanent capital vehicle is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.1 billion of such private equity fund, private permanent capital vehicle or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million. Our investments in the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase unrealized gains by $28.9 million or decrease unrealized gains by $27.4 million. Compensation and benefits expense would increase by $3.9 million or decrease by $3.7 million. Furthermore, the publicly traded permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(D)	The private equity Fortress Funds and private permanent capital vehicle held concentrated positions in certain industries as of March 31, 2015, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	32%
Financial Services and Assets	39%
Senior Living	18%
Real Estate	4%
Other	7%
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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2015, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of March 31, 2015, we had a $5.1 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had $16.6 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2015, we estimate the gains and losses for the three months ended March 31, 2015 on these investments would have an increase of $2.2 million or a decrease of $2.2 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of $17.4 million or a decrease of $20.4 million in our gains and losses. In addition, we held $16.8 million of foreign-denominated cash as of March 31, 2015.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, and the Company elected to early adopt such guidance on a retrospective basis as permitted, for all periods presented in its consolidated financial statements. As a result of such adoption, the following VIEs are no longer consolidated subsidiaries: New Media Investment Group Inc. and New Senior Investment Group Inc., which were both initially consolidated in 2014. The Company is no longer required to assess and report on the internal controls and processes at these previously consolidated VIEs.

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

Investors in most of our hedge funds may generally redeem their investment without paying redemption fees if the relevant key person ceases to perform his functions with respect to the fund for 90 consecutive days. In addition, the terms of certain of our hedge funds' financing arrangements contain “key person” provisions, which may result, under certain circumstances, in the acceleration of such funds' debt or the inability to continue funding certain investments if the relevant employee ceases to perform his functions with respect to the fund and a replacement has not been approved. Additionally, funds on our affiliated manager platform may have “key person” provisions pursuant to which the failure of one or more of their principals or senior employees (other than their principals) to be actively involved in the business provides investors with the right to redeem their investment or otherwise limits the affiliated manager’s rights to manage the funds.

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro Funds. In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-control shareholder under our affiliated manager platform. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Fortress managed accounts. The loss of Mr. Levinson could also result in withdrawal requests from our investors and investors in Graticule funds. Substantial withdrawals would have a material adverse effect on the Fortress Macro Funds, funds under our affiliated manager platform, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment. In addition, the loss of Mr. Levinson or his departure from Graticule could ultimately result in the loss of our earnings attributable to certain managed accounts or the Graticule funds.

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

In addition, in connection with the affiliated manager platform, we provide use of certain of these systems to Graticule as part of the infrastructure services provided for fees. The provision of our systems to autonomous businesses may heighten our operational risks.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments or we manage, groups on the affiliated manager platform and their respective investors, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies, permanent capital vehicles, other investments or the affiliated manager platform based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue and we may be brought into lawsuits involving the affiliated manager platform. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the SEC, the Commodity Futures Trading Commission (“CFTC") or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

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

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel (“FSOC”), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as “systemically important” by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. If we were designated a systemically important financial institution (“SIFI”) by the FSOC, we would be subject to the Federal Reserve’s enhanced regulatory requirements, which could include, among other things, minimum capital requirements, restrictions on leverage, minimum liquidity requirements, heightened risk management and reporting requirements, and other restrictions on our business activities. Although we believe that it is unlikely that we will be designated as a SIFI, U.S. regulators have indicated an interest in reviewing the asset management industry generally with respect to these matters and have begun to designate certain large institutions as SIFIs, which makes it more likely that companies in our industry may eventually be named SIFIs themselves.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings, Inc. ("Springleaf") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities, which could result in increased regulatory scrutiny, and state regulators in New York have recently focused on Nationstar competitors in the non-bank loan servicing industry and have announced extensive investigations of their business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA")

and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, may come under greater regulatory scrutiny from the SEC as examinations of private equity advisers in 2014 have found violations or material weaknesses with respect to the collection of fees and allocation of expenses and the SEC has also highlighted valuation as a key risk area. Our liquid hedge fund business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2014, 2013 and 2012, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate certain funds and may be required to consolidate other entities that we manage and therefore document and test effective controls over financial reporting of any of the entities that we consolidate in accordance with Section 404. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth and development places significant demands on our administrative, operational and financial resources.

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, and in 2015 we transitioned the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we retain an economic interest in and provide infrastructure services for.

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

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of March 31, 2015, the investment performance of certain hedge funds including our Fortress Macro Funds and Fortress Convex Asia Funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

Under our current credit agreement, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of March 31, 2015, $72.3 million was available to be drawn. As of March 31, 2015, we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2015, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was $36.1 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was $11.2 million, excluding $6.7 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds, private permanent capital vehicle and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. Our liquid hedge funds received redemption requests from fee paying investors for a total of $0.4 billion and $0.2 billion during the three months ended March 31, 2015 and 2014, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund, private permanent capital vehicle or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. If all of our existing private equity funds, private permanent capital vehicle and credit PE funds were liquidated at their NAV as of March 31, 2015, the cumulative clawback obligation to investors in these funds would be $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments). We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds and LDVF Patent and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, Springleaf, Florida East Coast Railway and Florida East Coast Industries has the potential to significantly influence the overall financial results of our private equity segment. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

Our liquid hedge funds received redemption requests from fee paying investors for a total of $0.4 billion and $0.2 billion during the three months ended March 31, 2015 and 2014, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds, private permanent capital vehicle and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched the affiliated manager platform that involves taking a non-control economic interest in autonomous fund management businesses under a fee-for-services model for infrastructure services. In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business with Fortress as a non-control partner and provider of infrastructure services through its affiliated manager platform. The typical affiliated manager platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner and/or manager. Those investments will be subject to increased risk that the entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the entity may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our Class A shares.

We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly owned subsidiary of ours as such term is defined in the Investment Company Act, our interests in those subsidiaries could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2015, we had 467,060,367 outstanding Class A shares on a fully diluted basis, including 92,922,957 resulting from vested equity compensation granted pursuant to our equity incentive plan, 32,173,969 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,085,151 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of March 31, 2015, 55,411,771 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2015, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of March 31, 2015, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of six Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

So long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Class A shareholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not they receive cash dividends from us. They may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income.

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

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined, as of that date, that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied related to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a “publicly traded partnership” (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act. We refer to this exception as the “qualifying income exception.”

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

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis, and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Fortress Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax-free to our holders if we were a corporation.

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

May 7, 2015

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 7, 2015

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 7, 2015