Form 10-Q
period 2015-06-30
Fortress Investment Group LLC
filed 2015-07-30
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Class A Shares: 215,673,299 outstanding as of July 24, 2015.
Class B Shares: 226,331,513 outstanding as of July 24, 2015.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds, private permanent capital vehicle through May 2015 and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital or book equity of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds which pay fees based on realizations;

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM related to affiliated managers.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$233,912	$391,089
Due from affiliates	188,051	326,575
Investments	1,144,597	1,121,545
Investments in options	60,950	71,844
Deferred tax asset, net	415,915	417,623
Other assets	165,531	173,708
Total Assets	$2,208,956	$2,502,384

Liabilities and Equity
Accrued compensation and benefits	$181,967	$374,709
Due to affiliates	372,660	375,424
Deferred incentive income	326,338	304,526
Debt obligations payable	75,000	75,000
Other liabilities	90,430	88,053
Total Liabilities	1,046,395	1,217,712

Commitments and Contingencies

Redeemable Non-controlling Interests	19	1,717

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 215,673,299
and 208,535,157 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	1,922,869	1,996,137
Retained earnings (accumulated deficit)	(1,312,093)	(1,350,122)
Accumulated other comprehensive income (loss)	(2,409)	(2,416)
Total Fortress shareholders’ equity	608,367	643,599
Principals’ and others’ interests in equity of consolidated subsidiaries	554,175	639,356
Total Equity	1,162,542	1,282,955
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,208,956	$2,502,384

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Management fees: affiliates	$150,936	$136,045	$278,643	$265,755
Management fees: non-affiliates	14,966	17,716	30,257	35,338
Incentive income: affiliates	82,158	60,442	106,381	94,693
Incentive income: non-affiliates	296	44	296	687
Expense reimbursements: affiliates	53,991	51,662	108,556	102,848
Expense reimbursements: non-affiliates	3,568	2,614	6,816	5,062
Other revenues (affiliate portion disclosed in Note 6)	2,573	1,821	4,228	3,071
	308,488	270,344	535,177	507,454

Expenses
Compensation and benefits	199,108	168,114	377,996	356,633
General, administrative and other	45,185	42,186	88,166	80,009
Depreciation and amortization	12,768	5,037	18,099	9,338
Interest expense	1,039	947	1,878	1,638
Transfer of interest in Graticule (see Note 1)	—	—	101,000	—
	258,100	216,284	587,139	447,618

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(6,787)	4,864	24,774	(6,191)
Tax receivable agreement liability adjustment	(7,500)	—	(7,500)	—
Earnings (losses) from equity method investees	(36,321)	22,448	5,387	42,822
Gain on transfer of Graticule (see Note 1)	—	—	134,400	—
	(50,608)	27,312	157,061	36,631

Income (Loss) Before Income Taxes	(220)	81,372	105,099	96,467
Income tax benefit (expense)	5,199	(7,916)	(13,200)	(13,910)
Net Income (Loss)	$4,979	$73,456	$91,899	$82,557
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$1,653	$42,100	$53,876	$48,177
Redeemable Non-controlling Interests in Income (Loss)	10	157	(6)	157
Net Income (Loss) Attributable to Class A Shareholders	3,316	31,199	38,029	34,223
	$4,979	$73,456	$91,899	$82,557
Dividends declared per Class A share	$0.08	$0.08	$0.46	$0.16

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.01	$0.15	$0.16	$0.16
Net income (loss) per Class A share, diluted	$0.00	$0.12	$0.16	$0.14
Weighted average number of Class A shares outstanding, basic	216,183,181	207,783,751	215,985,577	212,328,315
Weighted average number of Class A shares outstanding, diluted	449,210,362	444,566,847	222,210,732	459,673,136

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss) (net of tax)
Net income (loss)	$4,979	$73,456	$91,899	$82,557
Foreign currency translation	526	(570)	(372)	(1,602)
Total comprehensive income (loss)	$5,505	$72,886	$91,527	$80,955
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$1,949	$41,739	$53,568	$47,157
Comprehensive income (loss) attributable to redeemable non-controlling interests	10	157	(6)	157
Comprehensive income (loss) attributable to Class A shareholders	3,546	30,990	37,965	33,641
	$5,505	$72,886	$91,527	$80,955

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$(2,416)	$643,599	$639,356	$1,282,955
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	36,165	36,165
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(175,755)	(175,755)
Dividends declared	—	—	(96,501)	—	—	(96,501)	—	(96,501)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,335)	—	—	(2,335)	(4,184)	(6,519)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	4,859	—	—	4,859	15	4,874
Director restricted share grant	71,208	—	271	—	—	271	289	560
Capital increase related to equity-based compensation, net	7,066,934	—	12,145	—	—	12,145	13,085	25,230
Dilution impact of equity transactions (Note 6)	—	—	8,293	—	71	8,364	(8,364)	—
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes loss allocated to redeemable non-controlling interests)	—	—	—	38,029	—	38,029	53,876	91,905
Foreign currency translation	—	—	—	—	(64)	(64)	(308)	(372)
Total comprehensive income (loss)						37,965	53,568	91,533
Equity - June 30, 2015	215,673,299	226,331,513	$1,922,869	$(1,312,093)	$(2,409)	$608,367	$554,175	$1,162,542

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$91,899	$82,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	18,099	9,338
Other amortization (included in interest expense)	390	390
(Earnings) losses from equity method investees	(5,387)	(42,822)
Distributions of earnings from equity method investees	23,756	51,204
(Gains) losses	(24,774)	6,191
Deferred incentive income	(65,709)	(53,362)
Deferred tax (benefit) expense	4,448	12,756
Options received from affiliates	(25,158)	(1,604)
Tax receivable agreement liability adjustment	7,500	—
Equity-based compensation	25,388	18,334
Options in affiliates granted to employees	5,681	4,052
Other	356	(764)
Transfer of interest in Graticule (see Note 1)	101,000	—
Gain on transfer of Graticule (see Note 1)	(134,400)	—
Cash flows due to changes in
Due from affiliates	18,392	3,146
Other assets	(5,927)	30,487
Accrued compensation and benefits	(157,551)	(187,033)
Due to affiliates	(17,007)	(30,248)
Deferred incentive income	74,610	59,128
Other liabilities	2,810	4,573
Purchase of investments by consolidated funds	(66,965)	(144,313)
Proceeds from sale of investments by consolidated funds	53,494	126,240
Receivables from brokers and counterparties	(211)	(41,302)
Due to brokers and counterparties	2,727	7,305
Net cash provided by (used in) operating activities	(72,539)	(85,747)
Cash Flows From Investing Activities
Contributions to equity method investees	(18,862)	(6,012)
Distributions of capital from equity method investees	155,255	321,085
Purchase of securities	(883)	(7,217)
Proceeds from sale of securities	18,101	74,922
Proceeds from exercise of options	51,543	—
Purchase of fixed assets	(11,075)	(4,176)
Purchase of software and technology-related assets	—	(25,976)
Net cash provided by (used in) investing activities	194,079	352,626

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities

Repayments of debt obligations	—	(50,000)
Borrowings under debt obligations	—	125,000
Proceeds from public offering (Note 8)	—	186,551
Repurchase of Class B shares (Note 8)	—	(186,551)
Payments to repurchase Class A shares (Note 8)	(9,676)	(363,410)
Dividends and dividend equivalents paid	(104,554)	(32,583)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	283	3,670
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(167,554)	(78,833)
Excess tax benefits from delivery of RSUs	4,476	2,931
Redeemable non-controlling interests - (distributions) contributions	(1,692)	16,253
Net cash provided by (used in) financing activities	(278,717)	(376,972)
Net Increase (Decrease) in Cash and Cash Equivalents	(157,177)	(110,093)
Cash and Cash Equivalents, Beginning of Period	391,089	364,583
Cash and Cash Equivalents, End of Period	$233,912	$254,490
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,019	$788
Cash paid during the period for income taxes	$7,702	$3,447
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$35,800	$33,450
Investments of incentive receivable amounts into Fortress Funds	$134,657	$249,740
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$5,240	$5,839
Retained equity interest related to Graticule transfer (Note 1)	$33,400	$—
Non-cash redeemable non-controlling interest - contributions	$—	$20,519

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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
Entities which Fortress collectively refers to as "permanent capital vehicles" which includes (i) Newcastle Investment Corp. ("Newcastle"), New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior Investment Group Inc. ("New Senior") and Fortress Transportation and Infrastructure Investors LLC ("FTAI"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles") and (ii) FHC Property Management LLC, (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), a private fund managed by Fortress, was contributed to FTAI which completed its initial public offering ("IPO") in May 2015 (see Note 2).

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

On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first group of funds to join Fortress's affiliated manager platform ("Affiliated Managers") as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, L.P. ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and declining to approximately 27% of earnings over time. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the quarter ended June 30, 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. Fortress recorded the results of this transaction at fair value. During the six months ended June 30, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual operating results, discount rates and economic projections.

In the second quarter of 2015, Fortress determined that certain software and technology-related assets which were used in its liquid hedge funds business had not met certain growth targets and performed an asset impairment test. As a result of this test, $7.5 million of assets were written off and included in Depreciation and Amortization.

3)	Credit funds:

a)
Credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

b)            Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

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
JUNE 30, 2015
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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral of the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. Fortress is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

The FASB has recently issued or discussed a number of proposed standards on such topics as, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

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

Virtually all of the Fortress Funds are, for GAAP purposes, investment companies. Investment companies record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, investment companies generally do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Distributions by Fortress and its subsidiaries are recognized when declared.

Redeemable Non-controlling Interests represent ownership interests in consolidated subsidiaries which are redeemable and not owned by Fortress.

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

Deconsolidation of New Media

Prior to the adoption of ASU 2015-02, Fortress consolidated New Media, a VIE. The financial results of New Media were included in Fortress’s consolidated financial statements in previous filings with the Securities and Exchange Commission, based on the then existing consolidation guidance. The adoption of ASU 2015-02 resulted in the deconsolidation of New Media as Fortress determined that under ASU 2015-02, it was not the primary beneficiary of New Media. The fee arrangement with New Media is both commensurate with the level of effort required for the services provided and include only customary terms and Fortress does not hold other interests in New Media that would absorb more than an insignificant amount of New Media's losses or benefits. Therefore, Fortress no longer considers this fee arrangement to be a variable interest. Under ASU 2015-02, Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits from New Media that could potentially be significant to New Media. Also see Note 3 for the related disclosures for certain unconsolidated variable interest entities.

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
JUNE 30, 2015
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

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Private Equity
Private Equity Funds
Management fees: affil.	$29,222	$35,330	$58,362	$70,643
Management fees: non-affil.	—	162	—	311
Incentive income: affil.	—	22,094	—	22,094

Permanent Capital Vehicles
Management fees: affil.	22,276	16,318	41,278	31,496
Management fees, options: affil.	21,014	1,604	25,158	1,604
Management fees: non-affil.	482	583	932	1,691
Incentive income: affil.	23,156	19,246	25,744	23,255

Liquid Hedge Funds
Management fees: affil.	16,638	29,998	35,133	57,065
Management fees: non-affil.	2,054	6,164	4,548	12,575
Incentive income: affil.	41	908	53	986
Incentive income: non-affil.	39	44	39	44

Credit Funds
Credit Hedge Funds
Management fees: affil.	29,834	28,455	59,488	55,289
Management fees: non-affil.	13	20	23	44
Incentive income: affil.	21,516	16,429	22,169	17,733
Incentive income: non-affil.	—	—	—	—

Credit PE Funds
Management fees: affil.	31,068	23,651	57,387	48,259
Management fees: non-affil.	29	34	58	68
Incentive income: affil.	37,445	1,765	58,409	30,625
Incentive income: non-affil.	257	—	257	643

Logan Circle
Management fees: affil.	884	689	1,837	1,399
Management fees: non-affil.	12,388	10,753	24,696	20,649
Incentive income: affil.	—	—	6	—
Incentive income: non-affil.	—	—	—	—

Total
Management fees: affil.	$150,936	$136,045	$278,643	$265,755
Management fees: non-affil.	$14,966	$17,716	$30,257	$35,338
Incentive income: affil. (A)	$82,158	$60,442	$106,381	$94,693
Incentive income: non-affil.	$296	$44	$296	$687

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily the private equity funds, private permanent capital vehicle through its IPO in May 2015 and credit PE funds, is received when such funds realize returns, or profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2015 and 2014. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $46.4 million and $56.3 million of additional incentive income would have been recognized during the six months ended June 30, 2015 and 2014, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2015 and 2014, Fortress recognized $58.4 million and $30.6 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2014	$1,243,441		$(938,915)	$304,526	$868,549
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	173,199
Distribution of private equity funds and credit PE funds incentive income	81,671		N/A	81,671	(81,671)
Distribution of private permanent capital vehicle incentive income through IPO in May 2015	6,299		N/A	6,299	(6,299)
Recognition of previously deferred incentive income	N/A		(65,709)	(65,709)	N/A
Changes in foreign exchange rates	(449)		—	(449)	N/A
Deferred incentive income as of June 30, 2015	$1,330,962	(E)	$(1,004,624)	$326,338	$953,778	(E)
Deferred incentive income including Fortress Funds which matured	$1,384,618		$(1,058,280)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At June 30, 2015, the net undistributed incentive income is comprised of $1.0 billion of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2015 at their net asset values.

(D)
From inception to June 30, 2015, Fortress has paid $621.9 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of June 30, 2015, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $1.0 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $498.7 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2015
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		801,657
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		4,776
Distributed incentive income - Private Permanent Capital Vehicle through IPO in May 2015 (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,330,962

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2015
Undistributed incentive income - Private Equity Funds		$26,310
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		3,509
Undistributed incentive income - Credit PE Funds		848,001
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		26,482
Undistributed incentive income - Permanent Capital Vehicles		1,191
Undistributed incentive income - Hedge Funds (total)		115,083
Undistributed incentive income - Logan Circle		105
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$953,778

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of June 30, 2015:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	3,534	1,472,136	—	N/A	696	288,840	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,138,524)	930,951	306,483	2,154,994	1,848,511	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	In Liquidation	273,649	(225,188)	68,246	19,785	252,921	233,136	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,357,054)	2,225,663	(56,844)	2,925,391	2,982,235	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(271,319)	412,859	(78,518)	625,163	703,681	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,435,456)	5,303,858	2,635,601	2,355,965	81,806	13,665	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(173,600)	526,359	(290,521)	708,207	998,728	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(63,960)	(788,485)	657,265	1,445,750	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(685,652)	1,520,480	662,669	1,249,260	586,591	—	—	—	—	—
FECI (2007) (Florida East Coast Railway/Florida East Coast Industries)	Feb-18	982,779	(624)	960,420	(21,735)	818,492	840,227	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(141,754)	298,754	99,373	—	N/A	9,566	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(34,275)	72,327	23,842	—	N/A	2,383	—	—	—	—
								$26,310	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
MSR Opportunities Fund II A (2013)	Jul-23	$158,724	$(15,482)	$162,338	$19,096	$—	$ N/A	$2,820	$—	$—	$—	$—
MSR Opportunities Fund II B (2013)	Jul-23	2,264	(212)	2,311	259	—	N/A	39	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,425	(3,541)	37,287	4,403	—	N/A	650	—	—	—	—
Italian NPL Opportunities Fund (2013)	Sep-24	32,312	(5,768)	24,044	(2,500)	1,767	4,267	—	—	—	—	—
								$3,509	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(127,971)	$290,441	$151,087	$153,774	$4,579	$48	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(150,977)	204,428	81,125	123,552	42,427	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(283,517)	190,703	131,064	—	N/A	17,839	6,473	—	—	—
LDVF Patent Fund (2007)	Nov-27	41,779	(34,903)	33,493	26,617	—	N/A	1,071	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(352,783)	105,051	98,810	—	N/A	9,043	6,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,646,864	(7,084,071)	1,274,505	2,711,712	—	N/A	169,710	362,870	145,297	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,335,264	(2,487,310)	1,083,393	1,235,439	—	N/A	129,496	112,816	43,733	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,088,327	(1,298,051)	2,479,191	688,915	—	N/A	108,185	26,852	499	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Mar-24	4,231,548	(3,172,000)	2,573,108	1,513,560	—	N/A	194,853	100,147	31,599	—	—
SIP Managed Account (2010)	Sep-20	11,000	(37,033)	11,509	37,542	—	N/A	2,877	5,207	—	—	—
Japan Opportunity Fund (2009)	Jun-19	890,161	(1,371,558)	578,353	1,059,750	—	N/A	101,805	125,374	22,782	—	—
Net Lease Fund I (2010)	Feb-20	152,851	(225,430)	1,686	74,265	—	N/A	216	9,528	5,928	—	—
Real Estate Opportunities Fund (2011)	Sep-24	539,470	(313,690)	384,195	158,415	—	N/A	11,073	2,750	1,734	—	—
Global Opportunities Fund (2010)	Sep-20	320,130	(155,479)	243,187	78,536	—	N/A	13,387	1,927	1,927	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	644,383	(249,226)	708,104	312,947	—	N/A	48,800	15,416	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	639,643	(242,269)	703,484	306,110	—	N/A	37,606	21,482	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	56,692	(37,548)	42,456	23,312	—	N/A	1,992	2,647	1,160	—	—
								$848,001	$801,657	$254,659	$—	$—
Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$685,003	$(301,411)	$537,557	$153,965	$1,906	$3,471	$25,316	$4,776	$4,776	$—	$—
Life Settlements Fund (2010)	Dec-22	406,548	(299,330)	78,102	(29,116)	81,242	110,358	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	33,321	(24,482)	6,195	(2,644)	6,666	9,310	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	242,294	(42,808)	212,224	12,738	3,954	701	1,166	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	107,011	—	106,999	(12)	2,742	2,754	—	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	83,061	—	83,687	626	2,091	1,465	—	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	142,897	—	144,304	1,407	3,696	2,289	—	—	—	—	—
								$26,482	$4,776	$4,776	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Fund	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,469	$ (F)	$ N/A	$41,283
Eurocastle	62,476	—	1,191	39,217
New Residential	2,749,370	—	N/A	85,593
New Media	645,007	—	N/A	5,296
New Senior	1,089,384	1,115	N/A	—
FTAI (P)	1,219,416	1,950	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$712,455	$91,022	0.0%	$—	$—
Single investor funds	903,052	68,109	0.0%	—	11
Sidepocket investments (R)	7,235	6,252	N/A	44	—
Sidepocket investments - redeemers (S)	112,038	66,462	N/A	1,406	1
Managed accounts	397,078	26,980	0.0%	—	39

Fortress Convex Asia Funds (T)
Main fund investments	193,120	11,718	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	8,485	1,104	0.0%	—	41
Sidepocket investments (R)	79,272	6,951	N/A	4,338	—

Fortress Centaurus Global Funds (T)
Main fund investments	191,202	7,602	0.0%	—	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,767,347	$—	100.0%	$44,097	$—
Sidepocket investments (R)	45,652	6	N/A	3,232	—
Sidepocket investments - redeemers (S)	162,885	49,132	N/A	5,156	—
Main fund investments (liquidating) (U)	477,952	—	100.0%	55,612	22,169
Managed accounts	1,518	47,706	0.0%	—	—

Worden Funds
Main fund investments	262,770	1,191	81.2%	1,007	—

Fortress Japan Income Fund
Main fund investments	66,548	N/A	100.0%	134	—

Value Recovery Funds (V)
Managed accounts	9,908	6,957	48.8%	57	—

Logan Circle
Main fund investments	$70,598	$1,182	0.0%	$—	$—
Managed accounts	218,111	19,677	26.3%	105	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

(E)
For fund investors whose NAV is below the incentive income threshold, represents the gain needed for these investors to achieve the current relevant performance thresholds, assuming the gain described in (D) above is already achieved.

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of June 30, 2015, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time. In April 2015, Fortress entered into an amended management agreement with Eurocastle. The amendment reset the earnings threshold for Fortress to earn incentive income.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of June 30, 2015, a portion of Fund V, Long Dated Value Fund I and Real Estate Opportunities Fund II's capital is above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2015, Fortress held $22.8 million of such amounts on behalf of employees related to all of the private equity funds.

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

(O)
Represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. For FTAI, Fortress can earn incentive income if cumulative capital gains income, subject to certain adjustments, exceeds the incentive income threshold as of the end of each calendar year. The incentive income amounts presented in this table are based on the

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)
Represents the amount of incentive income Fortress has earned which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback. All of the capital of WWTAI, a private fund managed by Fortress, was contributed to FTAI which completed its IPO in May 2015 (see below). Fortress earned $7.0 million in life-to-date incentive income which is not subject to clawback and was not included in the table above. Of the $7.0 million in incentive income from WWTAI, Fortress received $5.9 million in FTAI common shares based on the share price at IPO.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at June 30, 2015, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2015, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $146.0 million at June 30, 2015. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

Private Equity

WWTAI was a private fund formed in July 2011 and managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its IPO in May 2015.  Fortress received shares in FTAI in exchange for its equity interests in WWTAI. During the second quarter of 2015, Fortress recognized $7.0 million in incentive income from WWTAI as these distributions were determined to no longer be subject to clawback. Of the $7.0 million in incentive income from WWTAI, Fortress received $5.9 million in FTAI common shares based on the share price at IPO. Fortress entered into a management agreement with FTAI and under the terms of the management agreement, Fortress will receive a management fee, incentive income and reimbursement for certain expenses incurred.

During the six months ended June 30, 2015, Fortress's senior living management subsidiary (Blue Harbor) entered into agreements to manage two senior living properties which are owned by New Senior. Fortress will receive management fees equal to 5.0% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense of all on-site employees.

Logan Circle

During the six months ended June 30, 2015, Logan Circle, Fortress's fixed income asset manager, formed two new entities with net asset values as follows as of June 30, 2015:

Logan Circle Funds
Fortress	$9,899
Third party investors	50,745
Total capital NAV	$60,644

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Credit PE

During the six months ended June 30, 2015, Fortress formed new credit PE entities which had capital commitments as follows as of June 30, 2015:

Credit PE
Fortress	$33,750
Fortress's affiliates	36,035
Third party investors	3,864,910
Total capital commitments	$3,934,695

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2015	December 31, 2014
Equity method and other investees	$1,115,092	$1,106,338
Equity method investees, held at fair value (A)	29,505	15,207
Total investments	$1,144,597	$1,121,545
Options in equity method investees	$60,950	$71,844

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 2).

Gains (losses) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized gains (losses)	$54	$(1,574)	$1,313	$(2,409)
Net realized gains (losses) from affiliate investments (A)	33,867	44,922	32,701	44,348
Net unrealized gains (losses)	3,962	4,844	1,600	(1,959)
Net unrealized gains (losses) from affiliate investments (A)	(44,670)	(43,328)	(10,840)	(46,171)
Total gains (losses)	$(6,787)	$4,864	$24,774	$(6,191)

(A)	Includes the impact of the exercise of options held in New Residential in June 2015 and the sale of GAGFAH shares in June 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mark to fair value on affiliate investments and options	$(10,886)	$1,593	$21,899	$(1,846)
Mark to fair value on derivatives	3,903	(2,599)	5,017	(3,948)
Mark to fair value on equity securities	—	693	(509)	770
Gains (losses) on digital currency (Bitcoin)	368	3,904	(1,175)	(2,272)
Other	(172)	1,273	(458)	1,105
Total gains (losses)	$(6,787)	$4,864	$24,774	$(6,191)

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

	Fortress’s Investment		Earnings (Losses) from Equity Method Investees
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Private equity funds	$657,569	$677,366	$(33,674)	$10,957	$(7,819)	$17,349
Publicly traded portfolio companies (A)(B)	1,368	1,035	N/A	N/A	N/A	N/A
FTAI (B)	14,236	5,284	(129)	(92)	89	(57)
Newcastle (B)	764	776	N/A	N/A	N/A	N/A
New Residential (B)	7,903	6,622	N/A	N/A	N/A	N/A
Eurocastle (B)	2,244	2,162	N/A	N/A	N/A	N/A
New Media (B)	1,342	1,769	N/A	N/A	N/A	N/A
New Senior (B)	2,311	2,843	N/A	N/A	N/A	N/A
Total private equity	687,737	697,857	(33,803)	10,865	(7,730)	17,292
Liquid hedge funds (C)	193,783	167,630	(8,850)	1,756	518	3,286
Credit hedge funds	41,898	57,224	990	2,440	2,958	4,809
Credit PE funds	195,801	183,127	5,000	7,387	10,065	17,394
Other	25,378	15,707	342	—	(424)	41
	$1,144,597	$1,121,545	$(36,321)	$22,448	$5,387	$42,822

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies.

(B)
Fortress elected to record the common shares held in these companies at fair value pursuant to the fair value option for financial instruments, including FTAI which completed its IPO in May 2015 (see Note 2).

(C)	Includes Fortress's investment in Affiliated Managers.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments is as follows:

	Six Months Ended June 30, 2015
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Liquid Hedge Funds (B)	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$677,366	$1,035	$19,456	$167,630	$57,224	$183,127	$15,707	$1,121,545
Earnings from equity method investees	(7,819)	N/A	89	518	2,958	10,065	(424)	5,387
Other comprehensive income from equity method investees	—	N/A	—	—	—	—	—	—
Contributions to equity method and other investees (C)	1,930	50	8,406	13,652	115,369	21,602	66	161,075
Distributions of earnings from equity method and other investees	(10,668)	N/A	(173)	(427)	(3,485)	(8,269)	(734)	(23,756)
Distributions of capital from equity method and other investees (C)	(2,016)	N/A	(216)	(20,990)	(130,168)	(10,278)	(3)	(163,671)
Total distributions from equity method and other investees	(12,684)	—	(389)	(21,417)	(133,653)	(18,547)	(737)	(187,427)
Mark to fair value - during period (D)	401	283	1,411	N/A	N/A	N/A	(189)	1,906
Net purchases of investments by consolidated funds	—	—	—	—	—	—	10,955	10,955
Translation adjustment	(28)	—	(173)	—	—	(398)	—	(599)
Dispositions	(2,683)	—	—	—	—	(48)	—	(2,731)
Reclassification to Due to Affiliates (E)	1,086	—	—	—	—	—	—	1,086
Retained interest in Graticule (Note 1)	—	—	—	33,400	—	—	—	33,400
Investment, ending	$657,569	$1,368	$28,800	$193,783	$41,898	$195,801	$25,378	$1,144,597

Ending balance of undistributed earnings	$54,692	$ N/A	$ N/A	$7,826	$2,442	$13,547	$1,728	$80,235

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 2), at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

(C)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Six Months Ended June 30, 2015
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$18,862	$(155,255)
Investments of incentive receivable amounts into Fortress Funds	134,657	—
Change in distributions payable out of Fortress Funds	—	—
Net funded*	7,331	(7,331)
Other	225	(1,085)
Per Above	$161,075	$(163,671)

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds (A)		Liquid Hedge Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 (B)	2014
Revenues and gains (losses) on investments	$(284,694)	$419,265	$(132,365)	$(153,439)
Expenses	(84,796)	(101,809)	(95,131)	(97,666)
Net Income (Loss)	$(369,490)	$317,456	$(227,496)	$(251,105)
Fortress’s equity in net income (loss)	$(7,819)	$17,349	$518	$3,286

	Credit Hedge Funds		Credit PE Funds (A)
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues and gains (losses) on investments	$499,641	$553,237	$854,159	$1,293,764
Expenses	(212,050)	(150,968)	(141,262)	(132,624)
Net Income (Loss)	$287,591	$402,269	$712,897	$1,161,140
Fortress’s equity in net income (loss)	$2,958	$4,809	$10,065	$17,394

(A)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended March 31, 2015). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

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

No reconsideration events occurred during the six months ended June 30, 2015 or 2014, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of June 30, 2015 regarding variable interest entities in which Fortress held a variable interest. Entities initially classified as variable interest entities during the six months ended June 30, 2015:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Permanent Capital Vehicles	1	$2,009,945	$584,302	$19,121	(C)
Liquid Hedge Funds	2	192,912	—	39,044	(D)
Credit PE Funds	2	22,577	—	85	(D)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	June 30, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$126,427	$—	$53	2	$85,553	$—	$56	(D)
Permanent Capital Vehicles	6	23,439,898	14,859,143	129,847	5	14,539,141	10,336,207	154,346	(C)
Liquid Hedge Funds	4	2,224,814	283,069	42,347	2	3,070,203	432,580	7,094	(D)
Credit Hedge Funds	8	2,145,724	373,920	2,915	8	1,976,328	152,806	25,474	(D) (E)
Credit PE Funds	32	860,222	214,870	7,893	30	735,855	143,743	5,897	(D) (E)

	Fortress is Primary Beneficiary
	June 30, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	9	$65,588	$—	$20,957	9	$90,723	$—	$20,368	(F) (G)
Liquid Hedge Funds	1	8,154	—	3,429	3	8,714	—	4,125	(F)
Credit PE Funds	2	446	—	20	2	434	—	22	(F)
Logan Circle	1	4,951	—	4,807	1	6,566	—	4,783	(F)

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. Due to a reconsideration event in January 2015, Fortress no longer has the power to direct the activities that most significantly impact the economic performance of certain VIEs in the liquid hedge fund business. Therefore, Fortress is no longer deemed to be the primary beneficiary of these VIEs as of the reconsideration date.

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
JUNE 30, 2015
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

	Fair Value		Valuation Method
	June 30, 2015	December 31, 2014
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles (A)	$28,137	$14,172	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,368	1,035	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$29,505	$15,207
Options in equity method investees	$60,950	$71,844	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$28,951	$27,105	Level 2 - See below
Equity Securities (B)	$—	$17,627	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(8,965)	$(8,356)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(2,045)	$(932)	Level 2 - See below

(A)	FTAI completed its IPO in May 2015 and Fortress elected to record its interest at fair value pursuant to the fair value option for financial instruments.

(B)	Equity securities were held at fair value and classified as trading. All equity securities were sold in 2015.

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

In April 2015, New Residential issued 57.5 million shares of its common stock. For the purpose of compensating Fortress for its successful efforts in raising capital, New Residential granted options to Fortress to purchase 5.8 million shares of New Residential's common stock at a price of $15.25, which had a fair value of $9.0 million as of the grant date. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

In June 2015, New Residential issued 27.9 million shares of its common stock in a public offering at a price to the public of $15.88 per share. In connection with this offering, New Residential compensated Fortress for its successful efforts in raising capital for New Residential by granting options to Fortress to purchase 2.8 million shares of New Residential’s common stock at the public offering price, which were valued at $3.7 million as of the grant date.  The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In June 2015, Fortress exercised 6.2 million of its options held in New Residential, received $51.5 million of net proceeds in connection with the exercise and realized a gain of $30.6 million.

In June 2015, New Senior issued 20.1 million shares of its common stock in a public offering at a price to the public of $13.75 per share. In connection with this offering, New Senior compensated Fortress for its successful efforts in raising capital for New Senior by granting options to Fortress to purchase 2.0 million shares of New Senior’s common stock at the public offering price, which were valued at $3.0 million as of the grant date.  The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	June 30, 2015 (or six months ended)			Maturity
	Classification (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$28,597	¥45,560,526	$4,857	Dec-15 - Mar-18
Foreign exchange option contracts	Other Liabilities	$(1,710)	¥5,412,312	$(216)	Dec-15 - Jun-16
Foreign exchange forward contracts	Other Assets	$354	¥1,028,587	$278	Jun-16 - Dec-17
Foreign exchange forward contracts	Other Liabilities	$(335)	¥3,008,426	$(335)	Dec-15 - Jun-16

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $5.0 million and $(3.9) million during the six months ended June 30, 2015 and 2014, respectively.

Fortress's average notional amount outstanding for the six months ended June 30, 2015 was $437.5 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following tables summarizes the fair value of Fortress's derivative contacts on a gross basis and any amount of offset as permitted by netting agreements as of June 30, 2015.

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Assets	June 30, 2015	June 30, 2015	June 30, 2015
Foreign exchange option contracts	$30,715	$(2,118)	$28,597
Foreign exchange forward contracts	354	—	354
	$31,069	$(2,118)	$28,951

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Liabilities	June 30, 2015	June 30, 2015	June 30, 2015
Foreign exchange option contracts	$(1,188)	$(522)	$(1,710)
Foreign exchange forward contracts	(335)	—	(335)
	$(1,523)	$(522)	$(2,045)

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	June 30, 2015
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

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

Management believes the fair value of its outstanding debt was $75.1 million as of June 30, 2015 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of June 30, 2015. The following table sets forth the financial covenant requirements as of June 30, 2015.

	June 30, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,690	(A)
Consolidated Leverage Ratio	≤	2.00	0.20	(B)
Consolidated Interest Coverage Ratio	≥	4.00	102.97	(B)

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
JUNE 30, 2015
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

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current
Federal income tax expense (benefit)	$2,394	$(4,384)	$(727)	$(4,452)
Foreign income tax expense (benefit)	5,543	1,470	6,670	4,608
State and local income tax expense (benefit)	930	560	2,809	998
	8,867	(2,354)	8,752	1,154
Deferred
Federal income tax expense (benefit)	(2,153)	9,096	10,834	10,613
Foreign income tax expense (benefit)	(77)	(107)	3,465	676
State and local income tax expense (benefit) (A)	(11,836)	1,281	(9,851)	1,467
	(14,066)	10,270	4,448	12,756
Total expense (benefit)	$(5,199)	$7,916	$13,200	$13,910

(A)	During the three months ended June 30, 2015, New York City enacted corporate taxation legislative changes, which increased the value of certain future tax benefits.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2015	December 31, 2014
Total deferred tax assets	$444,543	$439,159
Less:
Valuation allowance	(20,776)	(13,072)
Deferred tax liabilities (A)	(7,852)	(8,464)
Deferred tax assets, net	$415,915	$417,623

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2014	$13,072
Changes due to FIG Corp. ownership change	306
Net increases (A)	7,398
Valuation Allowance at June 30, 2015	$20,776

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the six months ended June 30, 2015, a net deferred income tax provision of $0.2 million was credited to other comprehensive income, primarily related to foreign currency translation. For the six months ended June 30, 2015, a current income tax benefit of $1.5 million was credited to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

For the six months ended June 30, 2015 and 2014, Fortress recorded $4.5 million and $2.9 million, respectively, to paid-in capital for excess tax benefits from RSUs delivered during these periods and as a financing activity on the consolidated statements of cash flows.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2015, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $12.2 million. In addition, during the three months ended June 30, 2015, a change in tax rate primarily related to enacted legislative changes to New York City corporate taxation, gave rise to a $7.5 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
June 30, 2015
Management fees and incentive income (A)	$38,499	$29,601	$5,349	$2,766	$24,429	$507	$—	$101,151
Expense reimbursements (A)	24,257	7,796	7,200	12,267	10,541	109	—	62,170
Dividends and distributions	—	347	—	—	—	—	—	347
Other	—	2,353	—	—	—	—	22,030	24,383
Total	$62,756	$40,097	$12,549	$15,033	$34,970	$616	$22,030	$188,051

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
December 31, 2014
Management fees and incentive income (A)	$35,970	$65,043	$15,634	$96,996	$18,393	$1,089	$—	$233,125
Expense reimbursements (A)	35,995	6,473	12,940	9,264	10,077	164	—	74,913
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	1,346	—	—	—	—	16,896	18,242
Total	$71,965	$73,157	$28,574	$106,260	$28,470	$1,253	$16,896	$326,575

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.7 million as of June 30, 2015, respectively, and of $12.2 million and $6.6 million as of December 31, 2014, respectively. Allowances are recorded as General and Administrative expenses.

As of June 30, 2015, amounts due from Fortress Funds recorded in Due from Affiliates included $36.1 million of past due management fees and $11.3 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collectible.

As of June 30, 2015, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.7 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	June 30, 2015	December 31, 2014
Principals - tax receivable agreement - Note 5	$296,916	$289,324
Principals - Principal Performance Payments - Note 7	22,114	30,659
Distributions payable on Fortress Operating Group units	5,240	—
Other	3,274	11,411
General partner liability - Note 9	45,116	44,030
Total	$372,660	$375,424

Other Related Party Transactions

For the six months ended June 30, 2015 and 2014, Other Revenues included $1.2 million and $1.4 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2015, Fortress advanced $6.5 million to three of its senior employees who are not officers. These advances bear interest ranging from LIBOR+4% to LIBOR+5%. All principal and interest is due and payable no later than February 2019. In addition, one senior employee repaid advances aggregating $0.1 million.

Redeemable Non-Controlling Interests

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Six Months Ended June 30, 2015
Beginning balance	$1,717
Capital distributions	(1,692)
Redeemable Non-controlling Interests in income (loss) of Consolidated Subsidiaries	(6)
$19

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	June 30, 2015	December 31, 2014
Fortress Operating Group units held by the Principals and a former senior employee	$494,551	$556,720
Employee interests in majority owned and controlled fund advisor and general partner entities	57,373	80,333
Other	2,251	2,303
Total	$554,175	$639,356

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	June 30, 2015	December 31, 2014
Fortress Operating Group equity (Note 12)	$1,025,423	$1,152,297
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(59,624)	(82,636)
Total Fortress shareholders' equity in Fortress Operating Group	$965,799	$1,069,661
Fortress Operating Group units outstanding (A)	226,331,513	226,331,513
Class A shares outstanding	215,673,299	208,535,157
Total	442,004,812	434,866,670
Fortress Operating Group units as a percent of total (B)	51.2%	52.0%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$494,551	$556,720

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.8% and 48.0% of Fortress Operating Group as of June 30, 2015 and December 31, 2014, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fortress Operating Group units held by the Principals and a former senior employee	$1,355	$40,577	$52,960	$45,635
Employee interests in majority owned and controlled fund advisor and general partner entities	199	1,505	1,039	2,516
Other	99	18	(123)	26
Total	$1,653	$42,100	$53,876	$48,177

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fortress Operating Group net income (loss) (Note 12)	$2,935	$79,257	$102,694	$90,083
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries (Note 12)	(298)	(1,523)	(916)	(2,542)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	(10)	(157)	6	(157)
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$2,627	$77,577	$101,784	$87,384
Fortress Operating Group as a percent of total (A)	51.6%	52.3%	52.0%	52.2%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$1,355	$40,577	$52,960	$45,635

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (loss) attributable to Class A shareholders	$3,316	$31,199	$38,029	$34,223
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	8,338	4,359	8,364	4,776
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	—	—	53,510
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	—	(101,156)
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$11,654	$35,558	$46,393	$(8,647)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity-based compensation, per below	$11,044	$9,661	$25,388	$18,334
Profit-sharing expense, per below	67,348	41,426	106,261	105,747
Discretionary bonuses	58,236	55,283	120,817	112,721
Other payroll, taxes and benefits	62,480	61,744	125,530	119,831
	$199,108	$168,114	$377,996	$356,633

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2014	20,153,746	$5.52	396,874	$6.51
Issued	11,925,660	$6.89	111,540	$7.61
Transfers	—	$—	—	$—
Converted to Class A shares	(6,880,798)	$4.74	(186,136)	$6.78
Forfeited	(441,455)	$6.24	—	$—
Outstanding at June 30, 2015 (B)	24,757,153	$6.38	322,278	$6.74

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expense incurred (B)
Employee RSUs	$7,818	$5,477	$18,822	$11,364
Non-Employee RSUs	82	4	1,064	10
Principal Performance Payments (C)	3,144	4,180	5,502	6,960
Total equity-based compensation expense	$11,044	$9,661	$25,388	$18,334

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2015 of $108.1 million, with a weighted average recognition period of 4.1 years.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 1.1 million RSUs would be awarded as Principal Performance Payments.

Fortress’s management reviewed the estimated forfeiture factor as of June 30, 2015 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

During January and February 2015, Fortress granted 11.4 million RSUs to its employees valued at an aggregate of $77.6 million on the respective grant dates, of which 6.5 million are dividend paying. These RSUs vest over a period of three to six years.

In February 2015, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2014 results valued at an aggregate of $4.0 million on the grant date. These RSUs vest over three years.

The expense for Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2015
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$401	$10,495	$10,896
Liquid hedge fund business	997	—	997
Credit business	4,104	9,759	13,863
Total	$5,502	$20,254	$25,756

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through June 30, 2015, no compensation expense was recognized under this plan as the satisfaction of the performance condition and amount of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense (benefit) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Private equity funds	$—	$303	$—	$303
Permanent capital vehicles	2,462	4,170	8,961	9,085
Liquid hedge funds	(2,705)	5,944	1,348	8,407
Credit hedge funds	18,524	19,698	30,133	35,332
Credit PE funds	31,617	5,152	45,565	39,563
Principal Performance Payments (A)	17,450	6,159	20,254	13,057
Total	$67,348	$41,426	$106,261	$105,747

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	211,685,639	211,685,639	209,710,467	209,710,467
Fully vested restricted Class A share units with dividend equivalent rights	3,717,045	3,717,045	5,464,698	5,464,698
Fully vested restricted Class A shares	780,497	780,497	810,412	810,412
Fortress Operating Group units exchangeable into Class A shares (1)	—	226,331,513	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	6,695,668	—	6,225,155
Total weighted average shares outstanding	216,183,181	449,210,362	215,985,577	222,210,732
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$3,316	$3,316	$38,029	$38,029
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(452)	(452)	(2,577)	(2,577)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	(3,237)	—	—
Net income (loss) available to Class A shareholders	$2,864	$(373)	$35,452	$35,452
Weighted average shares outstanding	216,183,181	449,210,362	215,985,577	222,210,732
Basic and diluted net income (loss) per Class A share	$0.01	$0.00	$0.16	$0.16

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	205,351,556	205,351,556	208,688,070	208,688,070
Fully vested restricted Class A share units with dividend equivalent rights	1,431,885	1,431,885	2,653,378	2,653,378
Fully vested restricted Class A shares	1,000,310	1,000,310	986,867	986,867
Fortress Operating Group units exchangeable into Class A shares (1)	—	226,331,513	—	236,074,150
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,415,845	—	1,433,170
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	9,035,738	—	9,837,501
Total weighted average shares outstanding	207,783,751	444,566,847	212,328,315	459,673,136
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$31,199	$31,199	$34,223	$34,223
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(712)	(712)	(489)	(489)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	24,909	—	31,447
Net income (loss) available to Class A shareholders	$30,487	$55,396	$33,734	$65,181
Weighted average shares outstanding	207,783,751	444,566,847	212,328,315	459,673,136
Basic and diluted net income (loss) per Class A share	$0.15	$0.12	$0.16	$0.14

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share Units	13,416,141	13,418,337	12,564,428	12,932,088

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Class A shares	211,685,639	205,351,556	209,710,467	208,688,070
Restricted Class A shares (directors)	780,497	1,000,310	810,412	986,867
Restricted Class A share units (employees) (A)	3,717,045	1,431,885	5,464,698	2,653,378
Restricted Class A share units (employees) (B)	11,159,183	7,513,984	9,761,060	6,763,630
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	226,331,513	226,331,513	236,074,150
Total	453,673,877	441,629,248	452,078,150	455,166,095

	As of June 30, 2015	As of December 31, 2014
Class A shares	214,984,712	207,490,023
Restricted Class A shares (directors)	688,587	1,045,134
Restricted Class A share units (employees) (A)	554,209	194,287
Restricted Class A share units (employees) (B)	11,159,183	7,002,003
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	226,331,513
Total	453,718,204	442,062,960

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded an estimated liability as of the date of the agreement (included in Other liabilities on the consolidated balance sheets) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares. During 2015, Fortress paid $9.7 million to Nomura related to the estimated liability pursuant to the terms of the purchase agreement described above.

In March 2014, Fortress issued and sold 23,202,859 Class A shares for $186.6 million. Fortress used all of the proceeds from the sale of the Class A shares to purchase from the Principals an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2015 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$96,501	$—	$96,501
Dividend equivalents on restricted Class A share units (A)	—	8,053	—	8,053
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	—	110,426	5,240	115,666
Total distributions	$—	$214,980	$5,240	$220,220

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On May 7, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the first quarter of 2015. The dividend was payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On July 30, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the second quarter of 2015. The dividend is payable on August 14, 2015 to holders of record of Class A shares on August 11, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2015 was $45.1 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2015, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $166.3 million as of June 30, 2015, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of June 30, 2015 are as follows:

July 1, 2015 to December 31, 2015	$13,055
2016	24,231
2017	12,839
2018	20,139
2019	19,620
2020	19,620
Thereafter	260,092
Total	$369,596

Rent expense, including operating expense escalations, during the six months ended June 30, 2015 and 2014 was $14.9 million and $11.3 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

During 2015, Fortress entered into new lease agreements related to its primary office space in New York and which extends through October 2032.

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i) a.
for Fortress Funds which are private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were earned on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.
adding the receipt of cash or proceeds from the sale of shares received (a) as incentive income from the publicly traded permanent capital vehicles and (b) pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

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
JUNE 30, 2015
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

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of June 30, 2015:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund III	$45,108	30 Quarters	$45,108	$—	$—	$45,108	(C)
Total	$45,108		$45,108	$—	$—	$45,108

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

Impairment Determination and Embedded Gain/Loss

During the six months ended June 30, 2015, Fortress recorded $3.4 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Additionally, during the three months ended June 30, 2015, Fortress recognized an impairment charge of $2.8 million related to its holdings of digital currency (Bitcoin). As of June 30, 2015, Fortress had $6.3 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2015, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $538.0 million, representing a net unrealized gain.

Embedded Incentive Income

As of June 30, 2015, Fortress had $1.0 billion of gross undistributed incentive income (Note 2), or $953.8 million net of intrinsic clawback. Of the $1.0 billion, $46.4 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicles and Logan Circle incentive income recorded during the six months ended June 30, 2015.

In addition, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $43.8 million of gross additional distributable earnings, or $35.1 million net of employee interests, based on their respective June 30, 2015 closing price.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

June 30, 2015 and the Six Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated		Total
Segment revenues
Management fees	$58,376	$41,710	$39,681	$59,511	$57,445	$26,533	$—		$283,256
Incentive income	—	76,993	55	72,874	83,623	111	—		233,656
Segment revenues - total	$58,376	$118,703	$39,736	$132,385	$141,068	$26,644	$—		$516,912
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$29,082	$75,865	$(8,564)	$65,224	$36,599	$(1,156)	$—		$197,050
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$29,082	$75,865	$(887)	$65,224	$36,599	$(1,156)	$—		$204,727
Fund management distributable earnings (loss)	$29,082	$65,370	$(887)	$56,882	$34,758	$(1,156)	$—		$184,049
Pre-tax distributable earnings (loss)	$29,160	$66,081	$3,328	$57,914	$38,615	$(1,590)	$(1,843)		$191,665

Total segment assets	$734,168	$135,762	$198,615	$101,818	$293,994	$52,555	$745,994	(A)	$2,262,906

(A)	Unallocated assets includes cash of $230.9 million and net deferred tax assets of $415.9 million.

Three Months Ended June 30, 2015

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
Segment revenues
Management fees	$29,236	$22,508	$18,693	$29,847	$31,097	$13,271	$—	$144,652
Incentive income	—	73,973	(836)	49,709	59,475	(23)	—	182,298
Segment revenues - total	$29,236	$96,481	$17,857	$79,556	$90,572	$13,248	$—	$326,950
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$14,107	$72,096	$(6,062)	$42,119	$30,233	$(293)	$—	$152,200
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$14,107	$72,096	$(7,666)	$42,119	$30,233	$(293)	$—	$150,596
Fund management distributable earnings (loss)	$14,107	$61,601	$(7,386)	$36,138	$28,979	$(293)	$—	$133,146
Pre-tax distributable earnings (loss)	$14,162	$61,973	$(6,262)	$36,183	$31,586	$(471)	$(702)	$136,469

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2014

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
Segment revenues
Management fees	$70,913	$32,500	$69,640	$55,333	$48,327	$22,048	$—	$298,761
Incentive income	2,854	24,740	1,288	74,130	78,772	—	—	181,784
Segment revenues - total	$73,767	$57,240	$70,928	$129,463	$127,099	$22,048	$—	$480,545
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$50,609	$20,524	$15,507	$60,294	$32,737	$(3,532)	$—	$176,139
Fund management distributable earnings (loss)	$50,609	$17,740	$14,539	$52,063	$31,663	$(3,532)	$—	$163,082
Pre-tax distributable earnings (loss)	$145,150	$18,768	$17,196	$54,726	$35,906	$(2,672)	$(778)	$268,296

Three Months Ended June 30, 2014

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
Segment revenues
Management fees	$35,491	$16,464	$36,162	$28,475	$23,686	$11,444	$—	$151,722
Incentive income	855	20,731	1,155	42,301	12,817	—	—	77,859
Segment revenues - total	$36,346	$37,195	$37,317	$70,776	$36,503	$11,444	$—	$229,581
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$25,842	$14,498	$7,027	$33,733	$2,577	$(1,461)	$—	$82,216
Fund management distributable earnings (loss)	$25,842	$12,397	$6,601	$30,039	$2,639	$(1,461)	$—	$76,057
Pre-tax distributable earnings (loss)	$116,891	$13,083	$8,412	$31,311	$3,174	$(726)	$(356)	$171,789

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fund management distributable earnings	$133,146	$76,057	$184,049	$163,082
Investment income (loss)	4,279	96,598	9,393	106,752
Interest expense	(956)	(866)	(1,777)	(1,538)
Pre-tax distributable earnings	136,469	171,789	191,665	268,296

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle and credit PE funds, subject to contingent repayment	(59,528)	(13,672)	(84,071)	(79,627)
Incentive income received from third parties, subject to contingent repayment	(3,867)	—	(3,867)	(86)
Incentive income from private equity funds, the private permanent capital vehicle and credit PE funds, not subject to contingent repayment	44,744	23,859	65,709	53,362
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(23,231)	(25,784)	(46,400)	(56,278)
Incentive income received related to the exercise of options	(56,615)	(1,485)	(56,615)	(1,485)
Reserve for clawback, gross (see discussion above)	—	—	—	(1,999)
	(98,497)	(17,082)	(125,244)	(86,113)
Adjust other income
Distributions of earnings from equity method investees*	(8,724)	(47,122)	(12,566)	(56,349)
Earnings (losses) from equity method investees*	(33,192)	19,602	(6,219)	37,216
Gains (losses) on options in equity method investees	(9,202)	(1,088)	23,126	(5,871)
Gains (losses) on other investments	5,275	(42,221)	5,979	(47,065)
Impairment of investments (see discussion above)	406	38	3,400	64
Adjust income from the receipt of options	21,014	1,604	25,158	1,604
Gain on transfer of Graticule (see Note 1)	—	—	134,400	—
	(24,423)	(69,187)	173,278	(70,401)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(5,552)	(7,811)	(26,012)	(21,131)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	(944)	2,039	(861)	3,174
	(6,496)	(5,772)	(26,873)	(17,957)

Adjust for the transfer of interest in Graticule (see Note 1)	—	—	(101,000)	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(83)	(11)	(165)	(22)
Adjust non-controlling interests related to Fortress Operating Group units	(1,355)	(40,577)	(52,960)	(45,635)
Adjust tax receivable agreement liability	(7,500)	—	(7,500)	—
Adjust income taxes	5,201	(7,961)	(13,172)	(13,945)
Total adjustments	(133,153)	(140,590)	(153,636)	(234,073)

Net Income (Loss) Attributable to Class A Shareholders	3,316	31,199	38,029	34,223
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	1,653	42,100	53,876	48,177
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	10	157	(6)	157
Net Income (Loss) (GAAP)	$4,979	$73,456	$91,899	$82,557

 * This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015 and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

June 30, 2015
Total segment assets	$2,262,906
Adjust equity investments from segment carrying amount	(1,049)
Adjust investments gross of employees' and others' portion	16,501
Adjust intangible assets to cost	(23,002)
Accrued incentive income subject to annual performance achievement	(46,400)
Total assets (GAAP)	$2,208,956

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment revenues	$326,950	$229,581	$516,912	$480,545
Adjust management fees	237	435	486	727
Adjust incentive income*	(99,845)	(17,373)	(126,979)	(86,403)
Adjust income from the receipt of options	21,014	1,604	25,158	1,604
Adjust other revenues (including expense reimbursements)**	60,132	56,097	119,600	110,981
Total revenues (GAAP)	$308,488	$270,344	$535,177	$507,454

* Incentive income received from third parties, not subject to contingent repayment of $1.3 million and $0.3 million during the three months ended June 30, 2015 and June 30, 2014, respectively, $1.7 million and $0.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

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

	Private Equity		Liquid	Credit
Three Months Ended June 30,	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Corporate	Total
2015
Depreciation	$395	$367	$9,475	$1,305	$395	$74	$674	$12,685
Amortization	—	—	—	—	—	83	—	83
Total	$395	$367	$9,475	$1,305	$395	$157	$674	$12,768

2014
Depreciation	$404	$196	$1,974	$1,376	$275	$82	$719	$5,026
Amortization	—	—	—	—	—	11	—	11
Total	$404	$196	$1,974	$1,376	$275	$93	$719	$5,037

Six Months Ended June 30,
2015
Depreciation	$769	$602	$11,517	$2,695	$652	$355	$1,344	$17,934
Amortization	—	—	—	—	—	165	—	165
Total	$769	$602	$11,517	$2,695	$652	$520	$1,344	$18,099

2014
Depreciation	$798	$378	$3,227	$2,777	$475	$168	$1,493	$9,316
Amortization	—	—	—	—	—	22	—	22
Total	$798	$378	$3,227	$2,777	$475	$190	$1,493	$9,338

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Subsequent to June 30, 2015, Fortress formed and made a $36.9 million cash contribution to a new credit PE fund which it manages.  Fortress intends to raise capital for the new fund and expects to sell substantially all of its interests in the new fund to third party investors.  The contribution made by Fortress was used by the new fund to purchase an option to acquire an equity interest in a company.  The new fund has the right to exercise the option by April 2016.  In the event that the option is not exercised, Fortress would be required to write-off its investment in the new fund.
For additional subsequent events, see Note 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended June 30, 2015.

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

The consolidating balance sheet information is as follows:

	As of June 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$233,271	$513	$—	$128	$—	$233,912
Due from affiliates	188,095	2,644	(2,274)	4,580	(4,994)	188,051
Investments	1,144,597	2,175	(2,175)	471,248	(471,248)	1,144,597
Investments in options	60,950	—	—	—	—	60,950
Deferred tax asset, net	—	—	—	415,915	—	415,915
Other assets	150,151	1,968	—	13,412	—	165,531
Total Assets	$1,777,064	$7,300	$(4,449)	$905,283	$(476,242)	$2,208,956

Liabilities and Equity
Accrued compensation and benefits	$179,035	$2,932	$—	$—	$—	$181,967
Due to affiliates	80,738	2,274	(2,274)	296,916	(4,994)	372,660
Deferred incentive income	326,338	—	—	—	—	326,338
Debt obligations payable	75,000	—	—	—	—	75,000
Other liabilities	89,957	473	—	—	—	90,430
Total Liabilities	751,068	5,679	(2,274)	296,916	(4,994)	1,046,395

Commitments and Contingencies

Redeemable Non-controlling Interests, Consolidated Subsidiaries	19	—	—	—	—	19

Equity
Paid-in capital	5,773,202	5,691	(2,291)	1,922,869	(5,776,602)	1,922,869
Retained earnings (accumulated deficit)	(4,798,760)	(4,070)	116	(1,312,093)	4,802,714	(1,312,093)
Accumulated other comprehensive income (loss)	(8,089)	—	—	(2,409)	8,089	(2,409)
Total Fortress shareholders' equity (C)	966,353	1,621	(2,175)	608,367	(965,799)	608,367
Principals' and others' interests in equity of consolidated subsidiaries	59,624	—	—	—	494,551	554,175
Total Equity	1,025,977	1,621	(2,175)	608,367	(471,248)	1,162,542
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,777,064	$7,300	$(4,449)	$905,283	$(476,242)	$2,208,956

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes the Principals’ (and a former senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$275,184	$3,459	$—	$—	$—	$278,643
Management fees: non-affiliates	30,161	96	—	—	—	30,257
Incentive income: affiliates	106,381	—	—	—	—	106,381
Incentive income: non-affiliates	296	—	—	—	—	296
Expense reimbursements: affiliates	88,823	19,733	—	—	—	108,556
Expense reimbursements: non-affiliates	4,865	1,951	—	—	—	6,816
Other revenues (affiliate portion disclosed in Note 6)	4,239	—	—	—	(11)	4,228
Total Revenues	509,949	25,239	—	—	(11)	535,177

Expenses
Compensation and benefits	353,343	24,653	—	—	—	377,996
General, administrative and other	86,981	1,185	—	—	—	88,166
Depreciation and amortization	18,026	73	—	—	—	18,099
Interest expense	1,772	63	(63)	117	(11)	1,878
Transfer of interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Total Expenses	561,122	25,974	(63)	117	(11)	587,139

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	24,774	—	—	—	—	24,774
Tax receivable agreement liability adjustment	—	—	—	(7,500)	—	(7,500)
Earnings (losses) from equity method investees	5,387	—	—	48,824	(48,824)	5,387
Gain on transfer of Graticule (see Note 1)	134,400	—	—	—	—	134,400
Total Other Income (Loss)	164,561	—	—	41,324	(48,824)	157,061

Income (Loss) Before Income Taxes	113,388	(735)	63	41,207	(48,824)	105,099
Income tax benefit (expense)	(10,018)	(4)	—	(3,178)	—	(13,200)
Net Income (Loss)	$103,370	$(739)	$63	$38,029	$(48,824)	$91,899

Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$916	$—	$—	$—	$52,960	$53,876
Redeemable Non-controlling Interests in Income (Loss)	(6)	—	—	—	—	(6)
Net Income (Loss) Attributable to Class A Shareholders (C)	102,460	(739)	63	38,029	(101,784)	38,029
	$103,370	$(739)	$63	$38,029	$(48,824)	$91,899

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and a former senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$103,370	$(739)	$63	$38,029	$(48,824)	$91,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	18,026	73	—	—	—	18,099
Other amortization (included in interest expense)	390	—	—	—	—	390
(Earnings) losses from equity method investees	(5,387)	—	—	(48,824)	48,824	(5,387)
Distributions of earnings from equity method investees	23,756	—	—	—	—	23,756
(Gains) losses	(24,774)	—	—	—	—	(24,774)
Deferred incentive income	(65,709)	—	—	—	—	(65,709)
Deferred tax (benefit) expense	2,057	—	—	2,391	—	4,448
Options received from affiliates	(25,158)	—	—	—	—	(25,158)
Tax receivable agreement liability adjustment	—	—	—	7,500	—	7,500
Equity-based compensation	25,388	—	—	—	—	25,388
Options in affiliates granted to employees	5,681	—	—	—	—	5,681
Other	356	—	—	—	—	356
Transfer of interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Gain on transfer of Graticule (see Note 1)	(134,400)	—	—	—	—	(134,400)
Cash flows due to changes in
Due from affiliates	17,967	10	—	415	—	18,392
Other assets	(3,318)	42	(63)	(2,588)	—	(5,927)
Accrued compensation and benefits	(157,337)	(214)	—	—	—	(157,551)
Due to affiliates	(17,100)	—	—	93	—	(17,007)
Deferred incentive income	74,610	—	—	—	—	74,610
Other liabilities	9,806	391	—	(7,387)	—	2,810
Purchase of investments by consolidated funds	(66,965)	—	—	—	—	(66,965)
Proceeds from sale of investments by consolidated funds	53,494	—	—	—	—	53,494
Receivables from brokers and counterparties	(211)	—	—	—	—	(211)
Due to brokers and counterparties	2,727	—	—	—	—	2,727
Net cash provided by (used in) operating activities	(61,731)	(437)	—	(10,371)	—	(72,539)

Cash Flows From Investing Activities
Contributions to equity method investees	(18,862)	—	—	(57,081)	57,081	(18,862)
Distributions of capital from equity method investees	155,255	—	—	102,167	(102,167)	155,255
Purchase of securities	(883)	—	—	—	—	(883)
Proceeds from sale of securities	18,101	—	—	—	—	18,101
Proceeds from exercise of options	51,543	—	—	—	—	51,543
Purchase of fixed assets	(11,075)	—	—	—	—	(11,075)
Net cash provided by (used in) investing activities	194,079	—	—	45,086	(45,086)	194,079

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Issuance (purchase) of Class A shares (RSU settlements)	(57,081)	—	—	57,081	—	—
Payments to repurchase Class A shares (Note 8)	(9,676)	—	—	—	—	(9,676)
Capital contributions (distributions)	57,081	—	—	—	(57,081)	—
Dividends and dividend equivalents paid	(110,220)	—	—	(96,501)	102,167	(104,554)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	283	—	—	—	—	283
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(167,554)	—	—	—	—	(167,554)
Excess tax benefits from delivery of RSUs	—	—	—	4,476	—	4,476
Redeemable non-controlling interests - (distributions) contributions	(1,692)	—	—	—	—	(1,692)
Net cash provided by (used in) financing activities	(288,859)	—	—	(34,944)	45,086	(278,717)
Net Increase (Decrease) in Cash and Cash Equivalents	(156,511)	(437)	—	(229)	—	(157,177)
Cash and Cash Equivalents, Beginning of Period	389,782	950	—	357	—	391,089
Cash and Cash Equivalents, End of Period	$233,271	$513	$—	$128	$—	$233,912

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $72.0 billion in AUM as of June 30, 2015. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of over 1,600 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first six months of 2015, with strong performances in some funds and weakness in others, and overall our net income increased in comparison to the first six months of 2014. We have continued capital raising within our funds totaling $8.6 billion in the first half of 2015. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of June 30, 2015, we managed the following businesses:

Private Equity — a business that manages approximately $16.5 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Liquid Hedge Funds — a business that manages approximately $7.4 billion of AUM and includes $3.9 billion of AUM relating to Graticule Asset Management ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the quarter ended June 30, 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy. Beginning January 2015, this segment includes the results of the Affiliated Managers.

Credit Funds — a business that manages approximately $14.5 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $33.6 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

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

•
We generally earn incentive income from publicly traded permanent capital vehicles based on a percentage of operating results in excess of specified returns to shareholders, generally calculated on a cumulative but not compounding basis.  Incentive income is generally earned quarterly and once incentive is earned, it is not subject to clawback.  However, if at a later date the total incentive income received by us is in excess of the cumulative amount calculated as of this later date, we would have to make up that difference in order for us to begin earning incentive income again.

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

We believe that the presentation of distributable earnings enhances a reader's understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segment Analysis” below.

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

The quarter ended June 30, 2015 was marked by slow growth globally, with better conditions in developed economies than in emerging economies, and key themes for markets included stabilizing commodity prices and ebbing deflationary fears (although inflation remained low). U.S. Dollar strength, which had been a significant factor in markets over the last several quarters, moderated in the past three months. Global equity markets produced mixed returns as signs of improving economic growth were offset by fears of rising interest rates and the worsening debt crisis in Greece. After a rapid ascent in the beginning of the year, Chinese equity markets continued to improve in the second quarter, but suffered a steep decline at the end of the quarter. U.S. equity markets were roughly flat for the quarter, with optimism over a growing U.S. economy and Federal Reserve comments about gradual interest rate hikes tempered by concerns over the Greek debt crisis. European equity markets declined due to renewed concerns over a sovereign debt crisis in Europe. Japan was one of the top performing developed equity markets. Most developed market government bond yields rose substantially during the second quarter amid the ebbing of deflationary fears, though yields remain at the low end of historical ranges for most countries. Rising interest rates and wider spreads caused most fixed-income markets to experience negative returns during the quarter, with long duration bonds having the largest decline. Recently, markets have experienced volatility driven by two key themes: the steep decline in Chinese equity markets and the ongoing Greek negotiations in Europe.

Markets continued to focus on the path of U.S. monetary policy and inflation as indicators of the likely direction of global interest rates. In the second quarter and continuing into the second half of the year, signs are emerging that the slowdown that the economy experienced at the beginning of the year was temporary and improved activity should be expected in the months ahead. The labor market, one of the best predictors for economic strength, is continuing to tighten and is now near levels consistent with full employment, and wage data indicators have also begun to rise. A solid labor market is enhancing the outlook for consumer spending and the initial slowdown of a stronger U.S. Dollar is tempered as exchange rate appreciation stabilizes. With economic activity bouncing back after a weak first quarter, combined with solid job gains and improving consumer sentiment, attention is once again shifting to when and how fast the Federal Reserve will choose to increase interest rates. If external uncertainties decrease, improved data should provide sufficient confidence for the Federal Reserve to begin lifting interest rates later this year, though the pace is expected to be very gradual in nature. Upcoming economic data will be important for the Federal Reserve’s decision. Against a backdrop of rising growth and interest rates, we believe the U.S. Dollar could continue to appreciate.

In January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. This is effectively an “open-ended” program tied to increasing inflation. The program was larger than the market was expecting, as was the monthly pace, with the European Central Bank expected to purchase €60 billion of assets per month at least through September next year. During the second quarter, the combination of a sell-off in Euro-zone markets along with a stronger Euro led to a tightening of financial conditions. However, we continue to see accumulating evidence that quantitative easing is effective and that growth dynamics across the Euro-zone are improving. More recently, Greek bailout negotiations resurfaced as an important risk to the markets and created volatility in global markets. Though we believe it is likely a deal will be reached to allow Greece to stay in the Euro-zone and to meet its external obligations, the possibility of a Greek exit remains. Because of the ongoing negotiations between Greece and European creditors, sovereign risk has generally increased overall in the Eurozone. Moreover, the Ukraine conflict with Russia also remains a risk. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of June 30, 2015, there was not a material risk to Fortress's performance under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the Bank of Japan continued their asset purchases at the pace announced in late 2014. We do not expect any major changes in fiscal or monetary policy until later this year. By that time, the Bank of Japan will be in a position to judge whether the expected rebound in core inflation is underway and to get a better sense for wage developments. It seems likely that the Bank of Japan may take further action, rather than considering a tapering of policy in the near future. The delayed second leg of the consumption tax increase, along with a weaker Yen, constitutes a positive development for the Japanese economy and markets. Moreover, Japanese equity markets continue to benefit from a combination of monetary stimulus and structural reform. The implementation of a new corporate governance standard has put renewed pressure on Japanese companies to employ more shareholder-friendly policies and improve returns going forward. We believe that the changes in legislation have had a significant effect on corporate culture and the market will move to returning more capital to shareholders. Additionally, corporate earnings should benefit from a weaker Yen. Thus, the migration of investors to equities should continue and, combined with the continued move from large pension funds and asset managers into riskier assets, could result in significantly higher equity prices and pressure on the fixed income markets.

Emerging markets continued to be mixed in the second quarter of 2015, with higher levels of volatility. With a few exceptions, emerging market countries should remain challenged by slow global growth, especially as important commodity importers like China experience growth deceleration, and by the prospect that the U.S. Federal Reserve may raise interest rates later in the year. Coping with the shift in these global trends is likely to require significant reform agendas and political leadership, both of which are currently lacking in many emerging market countries. In China, after highs in the equity markets in the second quarter, Chinese equity markets experienced marked volatility over the past few weeks, creating the potential for turbulence in global markets. In India, the delay in policy execution contributed to flat markets during the quarter. The outlook for Argentina remains positive with the potential for political change. In Brazil, the government is moving back towards market-friendly policies, but the outlook remains extremely challenging with significant downside risk to growth. Turkey is increasingly more vulnerable to external events and these vulnerabilities are likely to be exacerbated by higher U.S. interest rates. Mexico faces a capital outflow problem given high percentages of foreign bond ownership.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased during the first half of 2015 and the outlook for the rest of 2015 remains positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “— Performance of Our Funds” below, we have generated positive returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008. As illustrated in “— Assets Under Management” below, we have been able to raise additional capital in our funds, including credit PE funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

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

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the first half of 2015 was negative. The majority of losses occurred in foreign currency and interest rate positions.  We had some gains in equities, credit and commodities. Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity (I)		Liquid Hedge Funds (J)	Credit (I)
	Funds	Permanent Capital Vehicles		Hedge Funds	PE Funds	Logan Circle	Total

AUM December 31, 2014	$9,366	$4,567	$8,128	$6,173	$6,955	$32,342	$67,531
Capital raised (A)	—	2,441	257	254	659	—	3,611
Increase in invested capital	181	287	—	21	1,025	—	1,514
Redemptions (B)	—	—	(1,108)	(52)	—	—	(1,160)
RCA distributions (C)	—	—	—	(266)	—	—	(266)
Return of capital distributions (D)	(278)	(99)	(62)	(31)	(400)	—	(870)
Adjustment for capital reset (E)	—	(168)	—	—	—	—	(168)
Crystallized incentive income (F)	—	—	—	(116)	—	—	(116)
Change in AUM of Affiliated Managers	—	—	388	—	—	—	388
Net client flows (traditional)	—	—	—	—	—	1,645	1,645
Income (loss) and foreign exchange (G)	318	(80)	(226)	261	8	(423)	(142)
AUM June 30, 2015 (H)	$9,587	$6,948	$7,377	$6,244	$8,247	$33,564	$71,967

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2015. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
For private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds and credit PE funds that are in their capital commitment periods, recallable capital distributions. For certain hedge funds, represents distributions from special investments to investors who fully redeemed their capital from the fund. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

(E)	In April 2015, Fortress entered into an amended management agreement with Eurocastle.

(F)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

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

(I)
As of June 30, 2015, the private equity funds and credit funds had approximately $1.7 billion and $8.5 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $3.0 billion is only available for follow-on investments, management fees and other fund expenses.

(J)	As of June 30, 2015, Fortress liquid hedge funds AUM included $3.9 billion related to the Affiliated Managers platform.

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

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2015 redemption notice date is July 5, 2015 for redemptions to be paid in the first quarter of 2016.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2015 return of capital request notice date is October 3, 2015 for capital to be returned after December 31, 2015. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2009, 2010, 2011, 2012, 2013 and 2014 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by the Affiliated Managers.

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2015 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2015	$1,123,082	$400,375	$717,593		$18,862	(D)	$—	$18,862
2014	2,160,974	2,160,721	—		220,185		81,518	145,767
2013	957,414	981,914	—		157,251		127,603	39,462
Prior			—	(A)				237,423	(A)
			$717,593	(B)				$441,514	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $510.2 million to be paid primarily within one quarter and $207.4 million to be paid in the first quarter of 2016 related to the Fortress Partners Funds. The redemptions to be paid primarily within one quarter includes $408.9 million related to the Fortress Macro Funds and related managed accounts, $76.1 million related to the Convex Asia Funds and $25.2 million related to Fortress Macro MA1. For credit hedge funds, reflects $0.5 million to be paid in 2015, $18.4 million to be paid in the first quarter of 2016 and thereafter and $422.6 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(D)
In July 2015, Drawbridge Special Opportunities Offshore Fund LTD offered investors an opportunity to redeem their interests for a portion of the fund's net asset value ("NAV"). The fund received $215.9 million in redemption requests which will be paid in 2015.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	June 30, 2015
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	N/A	N/A	25.7%
Fund II	Jul-02	In Liquidation	—	—	35.5%
Fund III	Sep-04	In Liquidation	765	767	2.4%
Fund III Coinvestment	Nov-04	In Liquidation	41	49	1.2%
Fund IV	Mar-06	Jan-17	1,767	2,383	(0.2)%
Fund IV Coinvestment	Apr-06	Jan-17	342	349	(1.5)%
Fund V	May-07	Feb-18	4,596	3,903	7.6%
Fund V Coinvestment	Jul-07	Feb-18	442	485	(5.0)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	—	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	—	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	—	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	658	1,015	4.8%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	419	426	(0.3)%
MSR Opportunities Fund I A	Aug-12	Aug-22	193	231	14.5%
MSR Opportunities Fund I B	Aug-12	Aug-22	49	58	14.4%
MSR Opportunities Fund II A	Jul-13	Jul-23	141	44	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	2	1	(C)
MSR Opportunities MA I	Jul-13	Jul-23	32	10	(C)
Italian NPL Opportunities Fund	Dec-13	Sep-24	20	12	(C)
Fortress Equity Partners	Mar-14	Mar-24	120	N/A	(C)

Continued on next page.

			AUM		Returns (B)
						Six Months Ended
	Inception		June 30,		Inception	June 30,
Name of Fund	Date	Maturity Date (A)	2015	2014	to Date (D)	2015	2014
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$1,381	N/A	10.9%	8.4%
New Residential Investment Corp.	May-13	Permanent	2,724	1,366	N/A	11.8%	11.1%
Eurocastle Investment Limited	Oct-03	Permanent	626	553	N/A	6.1%	7.0%
New Media Investment Group Inc.	Feb-14	Permanent	637	390	N/A	7.4%	(B)
New Senior Investment Group Inc.	Nov-14	Permanent	1,089	N/A	N/A	7.8%	N/A
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,192	330	N/A	(B)	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	210	261	6.7%	(11.0)%	(6.0)%
Fortress Macro Funds	May-09	Redeemable	966	1,507	4.4%	(10.6)%	(5.9)%
Fortress Macro MA1	Nov-11	Redeemable	219	331	7.6%	(0.3)%	(6.1)%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	360	490	2.2%	0.0%	3.2%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	174	475	2.3%	(2.2)%	3.1%
Fortress Asia Macro Funds (I)	Mar-11	Redeemable	(H)	2,812	(H)	(H)	(5.4)%
Fortress Convex Asia Funds	May-12	Redeemable	220	136	(4.6)%	(1.4)%	(3.7)%
Fortress Redwood Fund LTD	Aug- 13	Redeemable	709	574	(2.4)%	(6.5)%	(C)
Fortress Centaurus Global Funds	Jun-14	Redeemable	191	—	(1.3)%	(0.4)%	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,374	4,172	11.1%	4.6%	5.8%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,382	1,307	10.3%	1.5%	3.8%
Worden Fund	Jan-10	PE style redemption	226	220	10.8%	1.8%	4.4%
Worden Fund II	Aug-10	PE style redemption	37	38	8.9%	1.1%	3.4%
Japan Income Fund	Dec-13	Redeemable	67	15	(B)	(B)	(B)
Value Recovery Funds and related assets	(G)	Non-redeemable	156	324	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	June 30, 2015
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$607	$580	25.1%
Credit Opportunities Fund II	Jul-09	Jul-22	543	623	17.7%
Credit Opportunities Fund III	Sep-11	Mar-24	1,975	1,379	12.0%
Credit Opportunities Fund IV	Feb-15	Feb-27	141	N/A	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Sep-25	1,964	1,027	16.8%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	95	470	(C)
Long Dated Value Fund I	Apr-05	Apr-30	129	170	5.8%
Long Dated Value Fund II	Nov-05	Nov-30	118	121	4.2%
Long Dated Value Fund III	Feb-07	Feb-32	64	81	6.9%
LDVF Patent Fund	Nov-07	Nov-27	4	3	10.0%
Real Assets Fund	Jun-07	Jun-17	40	70	6.7%
Japan Opportunity Fund	Jun-09	Jun-19	170	367	31.7%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	426	714	22.3%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	449	723	24.2%
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	45	N/A	(C)
Net Lease Fund I	Jan-10	Feb-20	—	4	21.2%
Global Opportunities Fund	Sep-10	Sep-20	190	265	9.7%
Life Settlements Fund	Dec-10	Dec-22	94	84	(C)
Life Settlements Fund MA	Dec-10	Dec-22	8	7	(C)
Real Estate Opportunities Fund	May-11	Sep-24	137	171	15%
Real Estate Opportunities Fund II	May-14	May-27	1,000	—	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	41	33	12.2%
Subtotal - all funds			34,066	33,307
Managed accounts (I)			441	1,373
Affiliated Managers			3,896	N/A
Total - Alternative Investments			38,403	34,680
Logan Circle			33,564	29,133
Total (J)			$71,967	$63,813

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II, Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 81% of our alternative investment AUM as of June 30, 2015.

(B)	Represents the following:
For the private equity funds and credit PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of the net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. New Media Investment Group Inc. ("New Media") did not declare a dividend during the six months ended June 30, 2014. FTAI did not declare a dividend during 2015.

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

(D)	For liquid hedge funds and credit hedge funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	WWTAI was a private fund formed in July 2011 and managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015.

(F)
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

(H)	AUM shown for prior periods have not been adjusted for funds which no longer fall within the description of Note (C) above for the current period.

(I)	In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform.

(J)
In addition to the funds listed, Fortress manages NIH and FPRF. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale) and FICO (Intrawest) had zero AUM or were closed as of June 30, 2015 and 2014, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below. Refer to Part I, Item 1, "Notes to Consolidated Financial Statements" for references to Notes in the table below.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2015	2014		$2015	2014	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$278,643	$265,755	$12,888	$150,936	$136,045	$14,891
Management fees: non-affiliates	30,257	35,338	(5,081)	14,966	17,716	(2,750)
Incentive income: affiliates	106,381	94,693	11,688	82,158	60,442	21,716
Incentive income: non-affiliates	296	687	(391)	296	44	252
Expense reimbursements: affiliates	108,556	102,848	5,708	53,991	51,662	2,329
Expense reimbursements: non-affiliates	6,816	5,062	1,754	3,568	2,614	954
Other revenues (affiliate portion disclosed in Note 6)	4,228	3,071	1,157	2,573	1,821	752
Total Revenues	535,177	507,454	27,723	308,488	270,344	38,144

Expenses
Compensation and benefits	377,996	356,633	21,363	199,108	168,114	30,994
General, administrative and other expense (including depreciation and amortization)	106,265	89,347	16,918	57,953	47,223	10,730
Interest expense	1,878	1,638	240	1,039	947	92
Transfer of interest in Graticule (see Note 1)	101,000	—	101,000	—	—	—
Total Expenses	587,139	447,618	139,521	258,100	216,284	41,816

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	24,774	(6,191)	30,965	(6,787)	4,864	(11,651)
Tax receivable agreement liability adjustment	(7,500)	—	(7,500)	(7,500)	—	(7,500)
Earnings (losses) from equity method investees	5,387	42,822	(37,435)	(36,321)	22,448	(58,769)
Gain on transfer of Graticule (see Note 1)	134,400	—	134,400	—	—	—
Total Other Income (Loss)	157,061	36,631	120,430	(50,608)	27,312	(77,920)

Income (Loss) Before Income Taxes	105,099	96,467	8,632	(220)	81,372	(81,592)
Income tax benefit (expense)	(13,200)	(13,910)	710	5,199	(7,916)	13,115
Net Income (Loss)	$91,899	$82,557	$9,342	$4,979	$73,456	$(68,477)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$53,876	$48,177	$5,699	$1,653	$42,100	$(40,447)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(6)	157	(163)	10	157	(147)
Net Income (Loss) Attributable to Class A Shareholders	38,029	34,223	3,806	3,316	31,199	(27,883)
	$91,899	$82,557	$9,342	$4,979	$73,456	$(68,477)

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

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital or book equity for the publicly traded permanent capital vehicles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Six Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds (A)	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
June 30, 2015	$9,711	$5,379	$3,980	$6,229	$7,588	$33,107	$65,994
June 30, 2014	$11,061	$3,824	$7,668	$5,969	$7,135	$27,037	$62,694

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds (A)	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
June 30, 2015	$9,883	$5,785	$3,659	$6,257	$7,905	$33,490	$66,979
June 30, 2014	$10,661	$3,876	$7,803	$6,026	$6,939	$27,863	$63,168

(A)	In January 2015, the Fortress Asia Macro funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform.

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

Fortress's senior living property management subsidiary, FHC Property Management ("Blue Harbor"), has agreements to manage certain senior living properties, most of which are owned by New Senior Investment Group Inc. ("New Senior").  For these services, Fortress receives management fees based on a percentage of revenues from the properties.

Incentive Income

Incentive income is calculated as a percentage of returns (or in some cases taxable income) or operating results earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Incentive income received from funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved. The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved.

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

As of June 30, 2015 and December 31, 2014, the Company had $21.2 billion and $21.3 billion, respectively, of incentive eligible NAV in the Fortress Funds above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. The change in the incentive eligible NAV in the Fortress Funds above their incentive income threshold was primarily driven by negative performance and redemptions in our liquid hedge fund business, partially offset by positive performance in our private equity fund, credit hedge fund, credit PE fund and permanent capital vehicle businesses. Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, and historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" and "— Assets Under Management—Redemptions" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 1,127 asset management employees as of June 30, 2014, to 1,135 asset management employees as of June 30, 2015. Additionally, as of June 30, 2015 we have 1,778 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,267 such employees as of June 30, 2014.

Revenues

Six months ended June 30

Total revenues were $535.2 million for the six months ended June 30, 2015, a net increase of $27.7 million, compared to $507.5 million for the six months ended June 30, 2014.

The increase in revenues of $27.7 million was primarily attributable to (i) an increase of $12.9 million in management fees from affiliates, (ii) an increase of $11.7 million in incentive income from affiliates, (iii) increases of $5.7 million and $1.8 million in expense reimbursements from affiliates and non-affiliates, respectively and (iv) an increase of $1.1 million in other revenues. These increases were partially offset by a decrease in management fees from non-affiliates of $5.1 million and a decrease in incentive income from non-affiliates of $0.4 million.

The increase in management fees from affiliates of $12.9 million was primarily due to (i) an increase of $23.6 million in management fees resulting from an increase of permanent capital vehicle options granted to Fortress during the six months ended June 30, 2015 as compared to the prior period, (ii) an increase of $23.5 million in management fees primarily related to permanent capital vehicles, credit PE funds, credit hedge funds and Logan Circle as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $3.7 billion and (iii) $7.7 million of management fees related to our affiliated manager platform which started in January 2015. These increases were partially offset by (i) a $25.1 million decrease in management fees as result of a transfer of $3.4 billion in AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule and (ii) a $16.8 million decrease in management fees as a result of a decrease in the average management fee paying AUM, based on a simple quarterly average, of $1.8 billion in our private equity funds and liquid hedge funds.

The increase in incentive income from affiliates of $11.7 million was primarily attributable to (i) an increase of $23.8 million in incentive income earned from the Credit Opportunities Fund as a result of non-clawbackable distributions, (ii) an increase of $4.4 million in incentive income earned from our credit hedge funds primarily due to an increase in incentive income earned on distribution from the Drawbridge Special Opportunities Funds' RCAs, (iii) a net increase of $4.0 million related to crystallized incentive income from our credit PE funds primarily as a result of an increase in non-clawbackable tax distributions and (iv) a net increase of $2.5 million in incentive income recognized from our publicly traded permanent capital vehicles. These increases were partially offset by (i) a decrease of $22.1 million in incentive income recognized in the prior period from Fund II as a result of a realization event during the six months ended June 30, 2014, which resulted in the recognition of income as certain contingencies for repayment were resolved and (ii) a decrease of $0.9 million in crystallized incentive income earned from our liquid hedge funds.

The decrease in management fees from non-affiliates of $5.1 million was primarily related to (i) a decrease of $5.7 million from our liquid hedge fund managed accounts as a result of a decrease in average management fee paying AUM, based on a simple quarterly average of $0.6 billion, (ii) a decrease of $2.3 million in management fees as a result of the transfer of $0.4 billion in AUM relating to the Fortress Asia Macro Fund managed accounts which transitioned to Graticule, (iii) a decrease of $0.8 million in management fees earned by one of our permanent capital vehicles and (iv) a decrease of $0.3 million related to our private equity fund managed accounts as a result of a decrease in average management fee paying AUM of $0.1 billion. These decreases were partially offset by an increase of $4.0 million related to Logan Circle as a result of an increase in average non-affiliate management fee paying AUM of $4.6 billion.

The increase in expense reimbursements from affiliates of $5.7 million was primarily related to an increase in operating expenses eligible for reimbursement from the funds and an increase in expense reimbursements related to our senior living property manager for the six months ended June 30, 2015 as compared to the prior period.

The increase in expense reimbursements from non-affiliates of $1.8 million was primarily related to an increase in operating expenses eligible for reimbursements related to our senior living property manager.

Expenses

Six months ended June 30

Expenses were $587.1 million, including a non-cash expense of $101.0 million relating to the transfer of an interest in Graticule (see Note 1), for the six months ended June 30, 2015, a net increase of $139.5 million, compared to $447.6 million for the six months ended June 30, 2014.  Excluding the Graticule transfer, expenses were $486.1 million for the six months ended June 30, 2015, a net increase of $38.5 million, compared to $447.6 million for the six months ended June 30, 2014.  The increase in expenses is primarily due to an increase in compensation and benefits of $21.4 million and an increase in general, administrative and other expenses (including depreciation and amortization) of $17.1 million.

Total compensation and benefits increased primarily due to (i) a $13.2 million increase in profit-sharing expenses primarily related to our credit PE funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $8.1 million increase in discretionary bonus accruals, (iii) a $7.1 million increase in equity based compensation and (iv) a $5.7 million increase in other payroll taxes and benefits as a result of an increase in headcount.  This increase was offset by a $12.7 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, permanent capital vehicles and private equity funds, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $8.8 million in depreciation and amortization expenses primarily related to a $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired, (ii) an increase of $4.4 million in professional fees and (iii) an increase of $3.9 million in general and other expenses.

Revenues

Three months ended June 30

Total revenues were $308.5 million for the three months ended June 30, 2015, a net increase of $38.1 million, compared to $270.3 million for the three months ended June 30, 2014.

The increase in revenues of $38.1 million was primarily attributable to (i) an increase of $14.9 million in management fees from affiliates, (ii) increases of $21.7 million and $0.3 million in incentive income from affiliates and non-affiliates, respectively, (iii) increases of $2.3 million and $1.0 million in expense reimbursements from affiliates and non-affiliates, respectively and (iv) an increase of $0.7 million in other revenues. These increases were partially offset by a decrease of $2.8 million in management fees from non-affiliates.

The increase in management fees from affiliates of $14.9 million was primarily related to (i) an increase of $19.4 million in management fees resulting from an increase of permanent capital vehicle options granted to Fortress during the three months ended June 30, 2015 as compared to the prior period, (ii) an increase of $15.0 million in management fees primarily related to permanent capital vehicles, credit PE funds, credit hedge funds and Logan Circle as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $4.6 billion and (iii) $3.8 million of management fees related to our affiliated manager platform which started in January 2015. These increases were partially offset by (i) a $14.2 million decrease in management fees as a result of the transfer of $3.4 billion in AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule and (ii) a $9.1 million decrease in management fees as a result of a decrease in the average management fee paying AUM, based on a simple quarterly average, of $1.3 billion in our liquid hedge funds and private equity funds.

The decrease in management fees from non-affiliates of $2.8 million was primarily related to (i) a decrease of $3.0 million from our liquid hedge fund and private equity managed accounts as a result of a decrease in average management fee paying AUM, based on a simple quarterly average of $0.7 billion, (ii) a $0.1 million decrease in management fees earned by one of our permanent capital vehicles and (iii) a decrease of $1.3 million in management fees as a result of the transfer of $0.4 billion in AUM relating to the Fortress Asia Macro Fund managed accounts which transitioned to Graticule. These decreases were partially offset by an increase of $1.6 million related to Logan Circle as a result of an increase in average non-affiliate management fee paying AUM of $4.2 billion.

The increase in incentive income from affiliates of $21.7 million was primarily attributable to (i) an increase of $23.8 million of incentive income recognized from the Credit Opportunities Fund primarily as a result of non-clawbackable distributions, (ii) a net increase of $11.9 million related to crystallized incentive income from our credit PE funds primarily as a result of an increase in non-clawbackable tax distributions (iii) an increase of $5.1 million of incentive income recognized from our credit hedge funds primarily due to an increase in incentive income earned on distributions from the Drawbridge Special Opportunities Funds’ RCAs and (iv) an increase of $3.9 million of incentive income recognized from our permanent capital vehicles. These increases were partially offset by (i) a $22.1 million decrease in incentive income recognized in the prior period from Fund II as a result of a realization event during the three months ended June 30, 2014, which resulted in the recognition of income as certain contingencies for repayment were resolved and (ii) a net decrease of $0.9 million primarily as a result of a decrease of crystallized incentive income from our liquid hedge funds in the three months ended June 30, 2015 as compared to the prior period.

The increase in expense reimbursements from affiliates of $2.3 million was primarily related to an increase in operating expenses eligible for reimbursement from the funds and an increase in expense reimbursements related to our senior living property manager for the three months ended June 30, 2015 as compared to the prior period.

The increase in expense reimbursements from non-affiliates of $1.0 million was primarily related to an increase in operating expenses eligible for reimbursements related to our senior living property manager.

Expenses

Three months ended June 30

Expenses were $258.1 million for the three months ended June 30, 2015, a net increase of $41.8 million, compared to $216.3 million for the three months ended June 30, 2014.  The increase in expenses is primarily due to an increase in compensation and benefits of $31.0 million and an increase in general, administrative and other expenses (including depreciation and amortization) of $10.8 million.

Total compensation and benefits increased primarily due to (i) a $37.8 million increase in profit-sharing expenses primarily related to our credit PE funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $3.0 million increase in discretionary bonus accruals, (iii) a $1.4 million increase in equity based compensation and (iv) a $0.7 million increase in other payroll taxes and benefits as a result of an increase in headcount.  This increase was partially offset by a $11.9 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, permanent capital vehicles, credit hedge funds and private equity funds, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $7.7 million in depreciation and amortization expenses primarily related to a $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired, (ii) an increase of $1.7 million in professional fees and  (iii) an increase of $1.4 million in general and other expenses.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2015 of $108.1 million with a weighted average recognition period of 4.1 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity, private permanent capital vehicle through IPO in May 2015 and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 7 to our consolidated financial statements contained herein. We note the following with respect to profit-sharing expense:

•
Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

Other Income (Loss)

Six months ended June 30

Other Income (Loss) was $157.1 million, including a non-cash gain of $134.4 million relating to the transfer of Graticule (see Note 1), for the six months ended June 30, 2015, a net increase of $120.4 million, compared to $36.6 million for the six months ended June 30, 2014. Excluding the Graticule transfer, Other Income (Loss) was $22.7 million for the six months ended June 30, 2015, a net decrease of $14.0 million, compared to $36.6 million for the six months ended June 30, 2014. The net decrease of $14.0 million is primarily related to (i) a net decrease of $37.4 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds, credit PE funds and Affiliated Managers for the six months ended June 30, 2015 as compared to the prior period, (ii) the recognition of a $7.5 million expense associated with an increase in the tax receivable agreement liability for the six months ended June 30, 2015 and (iii) an increase of $1.3 million in losses related to our holdings of equity securities for the six months ended June 30, 2015, as compared to the prior period.  These losses were partially offset by (i) a net realized and unrealized gain of $24.1 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the six months ended June 30, 2015 as compared to June 30, 2014, (ii) a net realized and unrealized gain of $5.0 million in the fair value of derivatives, primarily Yen foreign exchange contracts for the six months ended June 30, 2015, as compared to a net realized and unrealized loss of $3.9 million in the prior period, resulting in a net increase of $8.9 million and (iii) a net decrease in losses of $1.0 million related to our holdings of digital currency.

Three months ended June 30

Other Income (Loss) was $(50.6) million, for the three months ended June 30, 2015, a net decrease of $77.9 million, compared to $27.3 million for the three months ended June 30, 2014. The net decrease of $77.9 million is primarily related to (i) a net decrease of $58.8 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds, credit PE funds and Affiliated Managers for the three months ended June 30, 2015 as compared to the prior period, (ii) a net realized and unrealized loss of $11.2 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the three months ended June 30, 2015, as compared to a net realized and unrealized gain of $1.7 million in the prior period, resulting in a net decrease of $12.9 million, (iii) the recognition of a $7.5 million expense associated with an increase in the tax receivable agreement liability for the three months ended June 30, 2015, (iv) a net decrease of $3.5 million in gains associated with our holdings of digital currency and (v) an increase of $0.7 million in losses related to our holdings of equity securities for the three months ended June 30, 2015, as compared to the prior period.  These decreases were partially offset by a net increase of $6.5 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts.

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

For the six months ended June 30, 2015 and 2014, Fortress recognized income tax expense of $13.2 million and $13.9 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

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

For the three months ended June 30, 2015 and 2014, Fortress recognized income tax benefit of $5.2 million and income tax expense of $7.9 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Six Months Ended June 30, 2015 vs. 2014
Change in pre-tax income applicable to Class A Shareholders (A)	$356
Change in foreign and state income taxes (B)	(4,656)
Change in mix of business (C)	(1,576)
Change in deferred tax asset valuation allowance and related adjustments (D)	5,328
Tax receivable agreement liability adjustment (E)	2,625
Change in tax credits and other deductions	(2,787)
Total change (F)	$(710)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
The primary driver of the decrease of $4.7 million from 2014 to 2015 was the change in state and local tax rate primarily related to enacted legislative changes to New York City corporate taxation, which increased the value of certain future tax benefits. This decrease was partially offset by an increase in foreign taxes due to an increase in foreign-sourced income.

(C)
For the six months ended June 30, 2014, the amount of income passed through to shareholders was lower when compared to the six months ended June 30, 2015, resulting in a decrease in income tax expense in 2015. In 2015, we generated more unrealized gains and certain other income, which is passed directly to shareholders, resulting in a decrease in income tax expense.

(D)	Primarily related to the change in the portion of the deferred tax asset that is dependent on the generation of capital gains to be realized.

(E)	Relates to the tax receivable agreement which is not tax deductible and represents a significant permanent tax/GAAP difference.

(F)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Non-controlling Interests in Income (Loss)

Six months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $48.2 million to $53.9 million, an increase of $5.7 million, primarily attributable to an increase of $7.5 million resulting from a $12.6 million increase in Fortress Operating Group consolidated net income during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, partially offset by a decrease of $1.6 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group and a decrease of $0.2 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the delivery of restricted stock awards.

Three months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $42.1 million to $1.7 million, a decrease of $40.4 million, primarily attributable to (i) a decrease of $39.2 million resulting from a $76.3 million decrease in Fortress Operating Group consolidated net income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and (ii) a decrease of $1.2 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i) a.
for Fortress Funds which are private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s CODM (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were earned on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.
adding the receipt of cash or proceeds from the sale of shares received (a) as incentive income from the publicly traded permanent capital vehicles and (b) pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.
for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$58,376	$70,913	$(12,537)	$29,236	$35,491	$(6,255)
Incentive Income	—	2,854	(2,854)	—	855	(855)
Segment revenues — total	$58,376	$73,767	$(15,391)	$29,236	$36,346	$(7,110)
Pre-tax distributable earnings	$29,160	$145,150	$(115,990)	$14,162	$116,891	$(102,729)

Six months ended June 30

Pre-tax distributable earnings decreased by $116.0 million primarily due to:

Revenues

Management fees were $58.4 million for the six months ended June 30, 2015, a net decrease of $12.5 million, compared to $70.9 million for the six months ended June 30, 2014. Management fees decreased by $12.5 million primarily due to (i) a decrease of $10.4 million in management fees primarily from Fund III, Fund III Co, Fund IV, Fund IV Co, FHIF and Fund V Co as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the six months ended June 30, 2015 as compared to the prior period and (ii) a decrease of $6.6 million in management fees due to the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by (i) an increase of $4.4 million in management fees primarily from Fund V as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the six months ended June 30, 2015 as compared to the prior period and (ii) an increase of $0.4 million in management fees from Fortress Equity Partners.

There was no incentive income for the six months ended June 30, 2015, compared to $2.9 million of incentive income recognized for the six months ended June 30, 2014. During the six months ended June 30, 2014, the incentive income was due to a $2.0 million reversal of the Fund II clawback reserve, as well as $0.9 million in incentive income earned from a realization event in Fund II.

Expenses

Expenses were $29.3 million for the six months ended June 30, 2015, a net increase of $6.1 million, compared to $23.2 million for the six months ended June 30, 2014.  The net increase of $6.1 million in expenses was primarily attributable to (i) a net increase of $4.3 million in compensation and benefits expense and (ii) an increase of $1.8 million in general and administrative and corporate allocable expenses for the six months ended June 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the six months ended June 30, 2015, a net decrease of $94.5 million, compared to $94.5 million for the six months ended June 30, 2014. Net investment income for the six months ended June 30, 2014 was primarily attributable to (i) $49.8 million in distributions from realization events primarily from FRIC, FRID and the Mortgage Opportunities Funds I and II and (ii) a $45.9 million gain related to the sale of our GAGFAH stock. These increases were partially offset by a $1.4 million realized loss on foreign currency hedges related to the Euro.

Three months ended June 30

Pre-tax distributable earnings decreased by $102.7 million primarily due to:

Revenues

Management fees were $29.2 million for the three months ended June 30, 2015, a net decrease of $6.3 million, compared to $35.5 million for the three months ended June 30, 2014. Management fees decreased by $6.3 million primarily due to (i) a decrease of $5.2 million in management fees primarily from Fund III, Fund III Co, Fund IV, Fund IV Co, FHIF and Fund V Co as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the three months ended June 30, 2015 as compared to the prior period and (ii) a net decrease of $3.3 million in management fees due to the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by an increase of $2.2 million in management fees from Fund V primarily as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the three months ended June 30, 2015 as compared to the prior period.

There was no incentive income for the three months ended June 30, 2015, compared to $0.9 million of incentive income recognized for the three months ended June 30, 2014. During the three months ended June 30, 2014, the incentive income earned was related to a realization event in Fund II.

Expenses

Expenses were $15.1 million for the three months ended June 30, 2015, a net increase of $4.6 million, compared to $10.5 million for the three months ended June 30, 2014.  The net increase of $4.6 million in expenses was primarily attributable to (i) a $1.8 million increase in compensation and benefits expense due to an increase in average headcount and (ii) a net increase of $2.2 million in general and administrative and corporate allocable expenses for the three months ended June 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended June 30, 2015, a net decrease of $91.0 million, compared to $91.0 million for the three months ended June 30, 2014. Net investment income for the three months ended June 30, 2014 was primarily attributable to (i) $45.1 million in distributions from realization events primarily from FRIC and FRID and (ii) a $45.9 million gain related to the sale of our GAGFAH stock.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$41,710	$32,500	$9,210	$22,508	$16,464	$6,044
Incentive Income	76,993	24,740	52,253	73,973	20,731	53,242
Segment revenues — total	$118,703	$57,240	$61,463	$96,481	$37,195	$59,286
Pre-tax distributable earnings	$66,081	$18,768	$47,313	$61,973	$13,083	$48,890

Six months ended June 30

Pre-tax distributable earnings increased by $47.3 million primarily due to:

Revenues

Management fees were $41.7 million for the six months ended June 30, 2015, a net increase of $9.2 million, compared to $32.5 million for the six months ended June 30, 2014. Management fees increased by $9.2 million primarily due to (i) a $4.1 million increase in management fees primarily due to an increase in New Residential average AUM as a result of equity raised, (ii) a $2.4 million increase due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised, (iii) a $4.0 million increase due to an increase in AUM as a result of capital called from investors in WWTAI and a new management agreement as a result of the FTAI IPO, (iv) a $6.1 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014 and (v) a $1.0 million increase in Blue Harbor management fees due to an increase in the number of properties managed by Blue Harbor. These increases were partially offset by (i) a decrease of $5.8 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-offs of New Residential, New Media and New Senior, as described above and (ii) a $2.6 million net decrease in Eurocastle management fees.

Incentive income was $77.0 million for the six months ended June 30, 2015, an increase of $52.3 million, compared to $24.7 million of incentive income recognized for the six months ended June 30, 2014. Incentive income increased by $52.3 million as a result of (i) an increase of $55.6 million due to the exercise of a portion of our New Residential options, (ii) an increase of $5.1 million in incentive income related to New Media for the six months ended June 30, 2015 and (iii) an increase of $1.2 million in incentive income related to Eurocastle for the six months ended June 30, 2015. These increases were partially offset by a decrease of $9.6 million in incentive income related to New Residential.

Expenses

Expenses were $53.3 million for the six months ended June 30, 2015, a net increase of $13.8 million, compared to $39.5 million for the six months ended June 30, 2014. The increase of $13.8 million in expenses was primarily attributable to (i) an increase of $3.1 million in net compensation and benefits expense primarily due to an increase in average headcount in the permanent capital vehicle business, (ii) a net increase of $1.2 million in general and administrative and corporate allocable expenses, (iii) an increase of $1.8 million in profit sharing expense related to the recognition of the incentive above and (iv) an increase of $7.7 million in accruals for Principal Performance Payments as compared to the prior period.

Net Investment Income

Net investment income was $0.7 million for the six months ended June 30, 2015, a net decrease of $0.3 million, compared to $1.0 million for the six months ended June 30, 2014.

Three months ended June 30

Pre-tax distributable earnings increased by $48.9 million primarily due to:

Revenues

Management fees were $22.5 million for the three months ended June 30, 2015, a net increase of $6.0 million, compared to $16.5 million for the three months ended June 30, 2014. Management fees increased by $6.0 million primarily due to (i) a $3.5 million increase in management fees primarily due to an increase in New Residential average AUM as a result of equity raises, (ii) a $0.9 million increase in management fees from New Media, due to an increase in average AUM as a result of equity raises, (iii) a $2.4 million increase related to a new management agreement as a result of the FTAI IPO, (iv) a $3.1 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014 and (v) a $0.5 million increase in FHC management fees due to an increase in revenues from the properties. These increases were partially offset by (i) a decrease of $2.6 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-offs of New Residential, New Media and New Senior, as described above and (ii) a $1.7 million net decrease in Eurocastle management fees.

Incentive income was $74.0 million for the three months ended June 30, 2015, a net increase of $53.2 million, compared to $20.7 million of incentive income recognized for the three months ended June 30, 2014. Incentive income increased by $53.2 million as a result of (i) an increase of $55.6 million due to the exercise of a portion of our New Residential options, (ii) an increase of $5.1 million in incentive income related to New Media for the three months ended June 30, 2015 and (iii) an increase of $1.2 million in incentive income related to Eurocastle for the three months ended June 30, 2015. These increases were partially offset by a decrease of $8.3 million in incentive income related to New Residential .

Expenses

Expenses were $34.9 million for the three months ended June 30, 2015, a net increase of $10.1 million, compared to $24.8 million for the three months ended June 30, 2014. The increase of $10.1 million in expenses was primarily attributable to (i) an increase of $8.4 million in accruals for Principal Performance Payments, (ii) a $1.2 million increase in compensation and benefits expense primarily due to an increase in average headcount in the permanent capital vehicle business and (iii) an increase of $1.8 million in profit sharing compensation expense for the three months ended June 30, 2015 as compared to the prior period. These increases were partially offset by a net decrease of $1.3 million in general and administrative and corporate allocable expenses.

Net Investment Income

Net investment income was $0.4 million for the three months ended June 30, 2015, a net decrease of $0.3 million, compared to $0.7 million for the three months ended June 30, 2014.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$39,681	$69,640	$(29,959)	$18,693	$36,162	$(17,469)
Incentive Income	55	1,288	(1,233)	(836)	1,155	(1,991)
Segment revenues - total	$39,736	$70,928	$(31,192)	$17,857	$37,317	$(19,460)
Pre-tax distributable earnings	$3,328	$17,196	$(13,868)	$(6,262)	$8,412	$(14,674)

Six months ended June 30

Pre-tax distributable earnings decreased by $13.9 million primarily due to:

Revenues

Management fees were $39.7 million for the six months ended June 30, 2015, a net decrease of $30.0 million, compared to $69.6 million for the six months ended June 30, 2014. Management fees decreased by $30.0 million primarily due to (i) a $27.6 million decrease in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) a $9.6 million decrease in management fees earned from Fortress Macro Funds and its managed accounts related to a decrease in AUM and (iii) a $2.4 million decrease related to Fortress Partners Fund management fees related to a decrease in AUM. These decreases were partially offset by (i) a $7.7 million increase in fees related to our affiliated manager platform and (ii) a $2.3 million increase in management fees related to Fortress Redwood Fund, Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

Incentive income, which is determined on a fund-by-fund basis, was less than $0.1 million for six months ended June 30, 2015, a net decrease of $1.2 million, compared to a $1.3 million for the six months ended June 30, 2014. Incentive income decreased by $1.2 million primarily due to decreases of $0.2 million, $0.1 million and $0.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), Fortress Partners Fund and Drawbridge Global Macro Funds, respectively, due to lower returns during the six months ended June 30, 2015.

Expenses

Expenses were $48.3 million for the six months ended June 30, 2015, a net decrease of $8.1 million, compared to $56.4 million for the six months ended June 30, 2014. The decrease of $8.1 million in expenses was primarily attributable to (i) a decrease of $9.3 million in net compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015, (ii) a decrease of $7.1 million in profit sharing compensation expense and (iii) a decrease of $0.9 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $9.2 million in general and administrative expenses and corporate allocable expenses, primarily related to an impairment of $7.5 million of certain software and technology-related assets.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $7.7 million for the six months ended June 30, 2015, related to our interests in Affiliated Managers which commenced during January 2015.

Net Investment Income

Net investment income was $4.2 million for the six months ended June 30, 2015, an increase of $1.5 million, compared to $2.7 million for the six months ended June 30, 2014. Net investment income increased by $1.5 million primarily due to a $6.4 million increase in distribution of earnings from realization events in special investments in our liquid hedge funds for the six months ended June 30, 2015 as compared to the prior period. This increase was partially offset by (i) an increase of $3.3 million of impairment charges recorded with respect to our special investments in our liquid hedge funds and (ii) a $1.4 million impairment on Fortress's holdings of digital currencies.

Three months ended June 30

Pre-tax distributable earnings decreased by $14.7 million primarily due to:

Revenues

Management fees were $18.7 million for the three months ended June 30, 2015, a net decrease of $17.5 million, compared to $36.2 million for the three months ended June 30, 2014. Management fees decreased by $17.5 million primarily due to (i) a $15.6 million decrease in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) a $5.5 million decrease in management fees earned from Fortress Macro Funds and its managed accounts related to a decrease in AUM, (iii) a $1.3 million decrease related to Fortress Partners Fund management fees related to a decrease in AUM and (iv) a $0.3 million decrease related to Drawbridge Global Macro Funds management fees related to a decrease in AUM. These decreases were partially offset by (i) a $3.8 million increase in fees related to our affiliated manager platform and (ii) a $1.4 million increase in management fees related to Fortress Redwood Fund, Fortress Convex Asia Funds and Fortress Centaurus Global Funds.

Incentive income, which is determined on a fund-by-fund basis, was $(0.8) million for three months ended June 30, 2015, a net change of $2.0 million, compared to a $1.2 million of incentive income for the three months ended June 30, 2014. Incentive income changed by $2.0 million primarily due to decreases of $0.4 million, $0.1 million and $0.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), Fortress Partners Fund and Drawbridge Global Macro Funds, respectively, due to lower returns for the three months ended June 30, 2015.

Expenses

Expenses were $23.6 million for the three months ended June 30, 2015, a net decrease of $7.1 million, compared to $30.7 million for the three months ended June 30, 2014. The decrease of $7.1 million in expenses was primarily attributable to (i) a decrease of $8.6 million in profit sharing compensation expense, (ii) a decrease of $5.8 million in compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule and (iii) a decrease of $0.7 million in accruals for Principal Performance Payments. These decreases were partially offset by a net increase of $8.1 million in general and administrative expenses and corporate allocable expenses, primarily related to an impairment of $7.5 million of certain software and technology-related assets.

Earnings from Affiliated Managers

Earnings (losses) from Affiliated Managers were $(1.6) million for the three months ended June 30, 2015, related to our interests in Affiliated Managers which commenced during January 2015.

Net Investment Income

Net investment income was $1.1 million for the three months ended June 30, 2015, a net decrease of $0.7 million, compared to $1.8 million for the three months ended June 30, 2014. Net investment income decreased by $0.7 million primarily due to (i) a $1.4 million impairment on Fortress's holdings of digital currencies, (ii) an increase in losses of $3.3 million related to other investments and (iii) an increase of $0.4 million of impairment recorded with respect to our special investments in our liquid hedge funds. The decreases were partially offset by an increase of $4.4 million of distribution of earnings from realization events in special investments in our liquid hedge funds for the three months ended June 30, 2015 as compared to the prior period.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$59,511	$55,333	$4,178	$29,847	$28,475	$1,372
Incentive Income	72,874	74,130	(1,256)	49,709	42,301	7,408
Segment revenues - total	$132,385	$129,463	$2,922	$79,556	70,776	$8,780
Pre-tax distributable earnings	$57,914	$54,726	$3,188	$36,183	$31,311	$4,872

Six months ended June 30

Pre-tax distributable earnings increased by $3.2 million primarily due to:

Revenues

Management fees were $59.5 million for the six months ended June 30, 2015, a net increase of $4.2 million, compared to $55.3 million for the six months ended June 30, 2014. Management fees increased by $4.2 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $72.9 million for the six months ended June 30, 2015, a net decrease of $1.3 million, compared to $74.1 million for the six months ended June 30, 2014. Incentive income decreased by $1.3 million primarily due to a decrease of $4.9 million and $1.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the six months ended June 30, 2015 as compared to the prior period, partially offset by an increase in incentive income from distributions to Drawbridge Special

Opportunities RCA (redeeming capital account) investors. These decreases were partially offset by a $5.2 million increase in incentive income from other investments for the six months ended June 30, 2015 as compared to the prior period.

Expenses

Expenses were $75.5 million for the six months ended June 30, 2015, a net decrease of $1.9 million, compared to $77.4 million for the six months ended June 30, 2014. The decrease of $1.9 million in expenses was primarily attributable to (i) a decrease of $4.8 million in profit sharing compensation expense and (ii) a decrease of $2.4 million in general and administrative expenses and corporate allocable expenses. These decreases were partially offset by a $5.2 million net increase in compensation and benefits expense for the six months ended June 30, 2015 as compared to the prior period.

Net Investment Income

Net investment income was $1.0 million for the six months ended June 30, 2015, a net decrease of $1.6 million, compared to $2.7 million for the six months ended June 30, 2014. Net investment income decreased by $1.6 million primarily due to (i) a $1.4 million impairment on Fortress's holdings of digital currencies and (ii) a decrease of $0.2 million in earnings from our investments in our credit hedge funds for the six months ended June 30, 2015 as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings increased by $4.9 million primarily due to:

Revenues

Management fees were $29.8 million for the three months ended June 30, 2015, a net increase of $1.4 million, compared to $28.5 million for the three months ended June 30, 2014. Management fees increased by $1.4 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $49.7 million for the three months ended June 30, 2015, a net increase of $7.4 million, compared to $42.3 million for the three months ended June 30, 2014. Incentive income increased by $7.4 million primarily due to (i) an increase of $3.5 million of incentive income generated by the Drawbridge Special Opportunities Funds, primarily related to an increase in incentive income from distributions to RCA (redeeming capital account) investors for the three months ended June 30, 2015 as compared to the prior period and (ii) an increase of $4.9 million in incentive income from other investments. These increases were partially offset by a decrease of $1.0 million in incentive income generated by the Worden Funds due to lower returns during the three months ended June 30, 2015 as compared to the prior period.

Expenses

Expenses were $43.4 million for the three months ended June 30, 2015, a net increase of $2.7 million, compared to $40.7 million for the three months ended June 30, 2014. The increase of $2.7 million in expenses was primarily attributable to (i) an increase of $2.3 million in accruals for Principal Performance Payments and (ii) an increase of $1.7 million in compensation and benefits expense. These increases were partially offset by an decrease of $1.0 million in profit sharing expense for the three months ended June 30, 2015 as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended June 30, 2015, a net decrease of $1.2 million, compared to $1.3 million for the three months ended June 30, 2014. Net investment income decreased by $1.2 million primarily related to a $1.4 million impairment on Fortress's holdings of digital currencies for the three months ended June 30, 2015 and partially offset by an increase of $0.2 million in distributions of earnings from realization events in special investments in our credit hedge funds for the three months ended June 30, 2015 as compared to the prior period.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment Revenues
Management Fees	$57,445	$48,327	$9,118	$31,097	$23,686	$7,411
Incentive Income	83,623	78,772	4,851	59,475	12,817	46,658
Segment revenues - total	$141,068	$127,099	$13,969	$90,572	$36,503	$54,069
Pre-tax distributable earnings	$38,615	$35,906	$2,709	$31,586	$3,174	$28,412

Six months ended June 30

Pre-tax distributable earnings increased by $2.7 million primarily due to:

Revenues

Management fees were $57.4 million for the six months ended June 30, 2015, a net increase of $9.1 million, compared to $48.3 million for the six months ended June 30, 2014. Management fees increased by $9.1 million primarily due to (i) an increase of $6.8 million from the Credit Opportunities Fund III and its managed accounts due to net capital calls made after the second quarter of 2014 and (ii) an increase of $8.0 million related to Real Estate Opportunities Fund II, which commenced in May 2014. These increases in management fees were partially offset by decreases of $4.4 million, $0.5 million, and $0.6 million, respectively, in management fees related to Japan Opportunities Funds I and II, Credit Opportunities Fund II and related managed accounts and Global Opportunities Fund.

Incentive income was $83.6 million for the six months ended June 30, 2015, a net increase of $4.9 million, compared to $78.8 million for the six months ended June 30, 2014. Incentive income increased by $4.9 million primarily due to increases of $8.9 million, $4.9 million, $1.0 million and $0.6 million in incentive income generated by Credit Opportunities Funds and its managed accounts, Japan Opportunities Fund II, Real Assets Fund and Real Estate Opportunities Funds, respectively. These increases were partially offset by decreases of $5.5 million, $3.6 million and $1.2 million in incentive income primarily from the Net Lease Fund, Japan Opportunities Fund and Long Dated Value Funds, respectively, as a result of a decrease in distributions generated by realization events during the six months ended June 30, 2015 as compared to the prior period.

Expenses

Expenses were $106.3 million for the six months ended June 30, 2015, a net increase of $10.9 million, compared to $95.4 million for the six months ended June 30, 2014. The increase of $10.9 million in expenses was primarily attributable to (i) an increase of $2.2 million in profit sharing compensation expense, (ii) an increase of $0.8 million in accruals for Principal Performance Payments, (iii) a $7.6 million increase in general and administrative expenses and corporate allocable expenses and (iv) an increase of $0.3 million in compensation and benefits expense for the six months ended June 30, 2015 as compared to the prior period.

Net Investment Income

Net investment income was $3.9 million for the six months ended June 30, 2015, a net decrease of $0.3 million, compared to $4.2 million for the six months ended June 30, 2014. Net investment income decreased by $0.3 million primarily due to a decrease in distributions of earnings related to realization events in our credit private equity funds for the six months ended June 30, 2015 as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings increased by $28.4 million primarily due to:

Revenues

Management fees were $31.1 million for the three months ended June 30, 2015, a net increase of $7.4 million, compared to $23.7 million for the three months ended June 30, 2014. Management fees increased by $7.4 million primarily due to a net increase of

(i) $5.8 million related to Real Estate Opportunities Fund II, which commenced in May 2014 and (ii) $3.4 million related to Credit Opportunities Fund III and its managed accounts. These increases were partially offset by a decrease of $2.3 million in management fees related to Japan Opportunities Funds I and II.

Incentive income was $59.5 million for the three months ended June 30, 2015, a net increase of $46.7 million, compared to $12.8 million for the three months ended June 30, 2014. Incentive income increased by $46.7 million primarily due to increases of $42.4 million, $4.7 million and $1.0 million in incentive income generated by the Credit Opportunities Funds and its managed accounts, Japan Opportunities Funds I and II and Real Estate Assets Fund, respectively. These increases were partially offset by decreases of $1.2 million and $0.2 million in incentive income from the Long Dated Value Funds and Net Lease Fund as a result of a decrease in distributions generated by realization events.

Expenses

Expenses were $61.6 million for the three months ended June 30, 2015, a net increase of $27.7 million, compared to $33.9 million for the three months ended June 30, 2014. The increase of $27.7 million in expenses was primarily attributable to (i) an increase of $23.5 million in profit sharing compensation expense related to the increase in incentive income described above, (ii) an increase of $2.9 million in general and administrative expenses and corporate allocable expenses and (iii) an increase of $1.3 million in accruals for Principal Performance Payments compared to the prior period.

Net Investment Income

Net investment income was $2.6 million for the three months ended June 30, 2015, a net increase of $2.1 million, compared to $0.5 million for the three months ended June 30, 2014. Net investment income increased by $2.1 million primarily due to an increase in distributions of earnings related to realization events in our credit private equity funds for the three months ended June 30, 2015 as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment Revenues
Management Fees	$26,533	$22,048	$4,485	$13,271	$11,444	$1,827
Incentive Income	111	—	111	(23)	—	(23)
Segment revenues - total	$26,644	$22,048	$4,596	$13,248	$11,444	$1,804
Pre-tax distributable earnings (loss)	$(1,590)	$(2,672)	$1,082	$(471)	$(726)	$255

Six months ended June 30

Pre-tax distributable (loss) decreased by $1.1 million primarily due to:

Revenues

Management fees were $26.5 million for the six months ended June 30, 2015, a net increase of $4.5 million, compared to $22.0 million for the six months ended June 30, 2014. Management fees increased by $4.5 million due to an increase in average AUM as a result of net client inflows.

Incentive income was $0.1 million for the six months ended June 30, 2015 compared to no incentive income for the six months ended June 30, 2014. Incentive income increased by $0.1 million primarily as a result of returns exceeding performance thresholds for a certain managed account and a fund during the six months ended June 30, 2015 as compared to the prior period.

Expenses

Expenses were $27.8 million for the six months ended June 30, 2015, a net increase of $2.2 million, compared to $25.6 million for the six months ended June 30, 2014. The increase of $2.2 million in expenses was primarily attributable to (i) an increase of

$2.0 million in general and administrative expenses and corporate allocable expenses and (ii) an increase of $0.2 million in compensation and benefits expense.

Net Investment Income

Net investment income (loss) was $(0.4) million for the six months ended June 30, 2015, a change of $1.3 million, compared to net investment income of $0.9 million for the six months ended June 30, 2014. Net investment income changed by $1.3 million primarily due to an increase in net losses from investments.

Three months ended June 30

Pre-tax distributable (loss) decreased by $0.3 million primarily due to:

Revenues

Management fees were $13.3 million for the three months ended June 30, 2015, a net increase of $1.8 million, compared to $11.4 million for the three months ended June 30, 2014. Management fees increased by $1.8 million due to an increase in average AUM primarily as a result of net client inflows.

Expenses

Expenses were $13.5 million for the three months ended June 30, 2015, a net increase of $0.6 million, compared to $12.9 million for the three months ended June 30, 2014. The increase of $0.6 million in expenses was primarily attributable to a net increase of $0.8 million in general and administrative expenses and corporate allocable expenses, partially offset by a decrease of $0.2 million in compensation and benefits expense.

Net Investment Income

Net investment income (loss) was $(0.2) million for the three months ended June 30, 2015, a change of $0.9 million, compared to net investment income of $0.7 million for the three months ended June 30, 2014. Net investment income changed by $0.9 million primarily due to an increase in losses from investments.

Unallocated

	Six Months Ended June 30,		2015 vs. 2014	Three Months Ended June 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Pre-tax distributable earnings (loss)	$(1,843)	$(778)	$(1,065)	$(702)	$(356)	$(346)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Six months ended June 30

Pre-tax distributable (loss) increased by $1.1 million, primarily due to an increase of $0.9 million in foreign currency translation losses for the six months ended June 30, 2015 as compared to the prior period.

Three months ended June 30

Pre-tax distributable (loss) increased by $0.3 million primarily due to an increase of $0.5 million in foreign currency translation losses and partially offset by an increase of $0.1 million in other revenue for the three months ended June 30, 2015 as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2015:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	$26	$—	$26	$ N/A
Fund III and Fund III Coinvestment	5,862	—	5,862	N/A
Fund IV and Fund IV Coinvestment	79,705	29,005	50,700	N/A
Fund V and Fund V Coinvestment	203,542	13,265	190,277	N/A
Long Dated Value Funds	19,069	8,421	10,648	N/A
Real Assets Funds	11,682	—	11,682	N/A
Credit Opportunities Funds	116,873	67,963	48,930	(20)
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	28,393	16,431	11,979	(17)
Real Estate Opportunities Funds	9,786	7,939	1,847	N/A
MSR Opportunities Funds	2,983	2,598	385	N/A
Italian NPL Opportunities Fund	272	298	N/A	(26)
Other Funds (combined)
Private investment #1	279,768	207,348	72,420	N/A
Private investment #2	71,577	13,457	58,120	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,244	78	2,166	N/A
Newcastle (NYSE: NCT)	764	60	704	N/A
New Residential (NYSE: NRZ)	7,903	413	7,490	N/A
New Media (NYSE: NEWM)	1,342	54	1,288	N/A
New Senior (NYSE: SNR)	2,311	229	2,082	N/A
FTAI (NYSE: FTAI) (D)	7,996	6,892	1,104	N/A
Other
Hedge fund sidepocket investments	53,788	24,761	30,101	(1,074)
Direct investments - Other	62,111	30,748	36,570	(5,207)
Total	$967,997	$429,960	$544,381	$(6,344)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $6.2 million as of June 30, 2015.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2015, amounts due from our funds included $36.1 million of past due management fees and $11.3 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collectible. As of June 30, 2015, we had also reserved $12.2 million of management fees and $6.7 million of private equity general and administrative expenses due from another Fortress Fund. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $233.9 million as of June 30, 2015, our available draws under our credit facility of $72.3 million as of June 30, 2015, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of June 30, 2015, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2015 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	10,471
MSR Opportunities Fund II B	82
MSR Opportunities MA I	2,509
Italian NPL Opportunities Fund	9,827
A&K Global Health	74

Credit PE Funds
Credit Opportunities Fund	4,996
Credit Opportunities Fund II	2,520
Credit Opportunities Fund III	7,095
Credit Opportunities Fund IV	5,748
FCO Managed Accounts	48,336
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	70
Real Assets Fund	11,068
Japan Opportunity Fund	3,861
Japan Opportunity Fund II	9,396
Japan Opportunity Fund III	8,538
Net Lease Fund I	161
Global Opportunities Fund	695
Life Settlements Fund	57
Life Settlements Fund MA	37
Real Estate Opportunities Fund	842
Real Estate Opportunities Fund II	12,664
Real Estate Opportunities REOC Fund	65
Karols Development Co	4,850
Other	258
Total	$166,333

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of June 30, 2015 are as follows:

July 1, 2015 to December 31, 2015	$13,055
2016	24,231
2017	12,839
2018	20,139
2019	19,620
2020	19,620
Thereafter	260,092
Total	$369,596

During 2015, we entered into new lease agreements related to our primary office space in New York, which extends through October 2032.

Debt Obligations

As of June 30, 2015, our debt obligations consisted of our credit agreement, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2015
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of June 30, 2015.

(C)	Subject to unused commitment fees of 0.4% per annum.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of June 30, 2015, the outstanding balance was approximately $676.8 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of June 30, 2015.

	June 30, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$45,690	(A)
Consolidated Leverage Ratio	≤	2.00	0.20	(B)
Consolidated Interest Coverage Ratio	≥	4.00	102.97	(B)

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

June 30, 2015
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Twelve Months Ended June 30, 2015
(in millions)
Fortress Investment Group LLC net income	$104.8
Depreciation and amortization, interest expense and income taxes	38.5
Extraordinary or non-recurring gains and losses	101.0
Incentive Income Adjustment	134.7
Other Income Adjustment	(219.1)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	35.5
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	182.7
(Income) loss of excluded entities (as defined in the Credit Agreement)	1.1
Consolidated EBITDA	$379.2
Interest charges	$3.7

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On July 30, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the second quarter of 2015. The dividend is payable on August 14, 2015 to holders of record of Class A shares on August 11, 2015. The aggregate amount of this dividend payments, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

On May 7, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the first quarter of 2015. The dividend was payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On February 26, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.30 per share resulting in total dividends of $0.38 for the fourth quarter of 2014.  This dividend was payable on March 17, 2015 to holders of record of our Class A shares on March 12, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $86.4 million.

During the six months ended June 30, 2015, Fortress Operating Group declared distributions of $115.7 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(72.5) million and $(85.7) million during the six months ended June 30, 2015 and 2014, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees decreased by $31.0 million from $304.7 million in 2014 to $273.7 million in 2015. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2014 to 2015 (private equity funds decreased by $(1.4) billion, permanent capital vehicles increased by $1.6 billion, liquid hedge funds decreased by $(3.7) billion, credit hedge funds increased by $0.3 billion, credit PE funds increased by $0.5 billion, and Logan Circle increased by $6.1 billion) as a result of capital raising, including new fund formation, and returns, partially offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on aggregate distributions exceeding an agreed threshold for the Value Recovery Funds. A $17.6 million increase in cash incentive income received was mainly due to increases in the permanent capital vehicles and credit PE funds incentive received, partially offset by decreases in the crystallization of incentive related to liquid hedge fund managed accounts.

Cash received as Distributions of Earnings from Equity Method Investments decreased $27.4 million from 2014 as a result of realization events within certain funds.

Cash paid for compensation decreased by $34.0 million from the six months ended June 30, 2014 to June 30, 2015. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2015 and 2014 primarily related to bonuses and profit sharing earned in 2014 and 2013, respectively.

Cash paid for taxes increased $4.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Cash collected, net of cash distributed, from affiliates decreased $12.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Net cash (used in) operating activities by consolidated funds was $(11.0) million and $(52.1) million during the six months ended June 30, 2015 and 2014, respectively.

Investing Activities

Our net cash flow provided by (used in) investing activities was $194.1 million and $352.6 million during the six months ended June 30, 2015 and 2014, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(18.9) million and $(6.0) million during the six months ended June 30, 2015 and 2014, respectively, (ii) distributions of capital from equity method investees of $155.3 million and $321.1 million during these periods, respectively, (iii) purchases of fixed assets of $(11.1) million and $(4.2) million during these periods, respectively, (iv) net proceeds from the sale of securities of $17.2 million and $67.7 million during these periods, respectively, and (v) proceeds of $51.5 million from the exercise of options during the six months ended June 30, 2015.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(278.7) million and $(377.0) million during the six months ended June 30, 2015 and 2014, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(110.4) million and $(43.7) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(57.2) million and $(35.1) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.3 million and $3.7 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(104.6) million and $(32.6) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) payments to repurchase 60,568,275 Class A shares from Nomura of $(9.7) million and $(363.4) million during these periods, respectively, (vii) capital (distributions) contributions relating to redeemable non-controlling interests of $(1.7) million and $16.2 million during these periods, respectively, and (viii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals during the six months ended June 30, 2014 and (ix) excess tax benefits from the delivery of RSU's.

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

As of June 30, 2015, the investment vehicles in which Fortress held a variable interest were comprised of 64 VIEs and 102 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, “Financial Statements - Investments and Fair Value.”

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

For profit sharing plans related to private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “— Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, incentive income realization events for the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds, excluding the publicly traded permanent capital vehicles, themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our investment in each fund) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

Private Equity Funds

Under the valuation policies and guidelines of our private equity funds and our private permanent capital vehicle through IPO in May 2015, investments are categorized into two types of securities: those for which there is a market quotation and those for which there is no market quotation. Securities for which there is a market quotation are valued at their quoted market price. A discount may be applied to those securities with sale restrictions. Securities for which there is no market quotation are referred to as private securities and are valued at fair value. Our guidelines state that the fair values of private securities are generally based on the following methods:

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2015. As of June 30, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Total Fund
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	3%	7%	74%	90%	3%	4%	7%
2. Other observable market parameters	33%	15%	12%	10%	8%	6%	16%
3. Significant unobservable market parameters (A)	64%	78%	14%	0%	89%	90%	77%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 98% and 33% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of June 30, 2015, $7.8 billion of investments in our private equity funds, $0.6 billion of investments in our liquid hedge funds, $9.1 billion of investments in our credit hedge funds and $10.0 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2015, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.4 million or ($2.5 million) (A)	$0.6 million or ($0.6 million)	$16.9 million or ($16.9 million)	$0.2 million or ($0.7 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$46.8 million or ($46.8 million)	$5.8 million or ($5.8 million)	$6.3 million or ($6.3 million)	$15.1 million or ($15.1 million)
Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2015, $2.7 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2015 is the current reset date.

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

2011	$53.5
2012	$80.9
2013	$90.7
2014: Estimated	$127.4
2015: Estimated	$103.5
2016 - 2022: Average Required	$90.2

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

Each of these elements, particularly the forfeiture factor and dividend growth rate used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the assumed dividend growth rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

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

The FASB has recently issued or discussed a number of proposed standards on such topics as leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Contractual Obligations

As of June 30, 2015, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our total future contractual obligations increased from $1,005.3 million as of December 31, 2014 to $1,036.0 million as of June 30, 2015.

Our total operating lease agreement obligations decreased from $380.4 million as of December 31, 2014 to $369.6 million as of June 30, 2015.

Our debt obligations payable decreased from $77.7 million as of December 31, 2014 to $76.6 million as of June 30, 2015, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of June 30, 2015 and December 31, 2014, respectively.

Our estimated liability under the tax receivable agreement increased from $289.3 million as of December 31, 2014 to $296.9 million as of June 30, 2015.

Our outstanding capital commitments, including our commitments to our funds, have increased from $146.9 million as of December 31, 2014 to $166.3 million as of June 30, 2015.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of June 30, 2015 (in thousands):

Assets:
Investments	$1,144,597
Investments in options	60,950

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2015, approximately 41% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

•
For the private equity funds and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment or commitment period, with the exception of private equity funds formed after March 2006.  For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

•
For certain publicly traded permanent capital vehicles, management fees are not calculated based on NAV or book equity but instead a fee is charged based on the vehicles’ contributed capital (or on revenues, for senior living property management).

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2015 would increase or decrease future incentive income by $494.3 million or $(252.6) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on June 30, 2015 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2015 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$7.0	$ N/A	(E)	$64.5	$7.0	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (H)	2.1	N/A		N/A	2.1	—		N/A
Liquid Hedge Funds	4.9	N/A	(G)	15.2	4.9	11.0		9.8
Credit
Hedge Funds	12.1	N/A	(G)	4.2	12.1	100.4		3.8
PE Funds	0.6	N/A	(E)	18.8	0.6	N/A	(E)	N/A
Total	$26.7	$—		$102.7	$26.7	$111.4		$13.6

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$(7.0)	$ N/A	(E)	$(64.5)	$(7.0)	$ N/A	(E) (F)	$ N/A	(F)
Permanent Capital Vehicles (H)	(2.1)	N/A		N/A	(2.1)	—		N/A	(F)
Liquid Hedge Funds	(4.9)	N/A	(G)	(15.2)	(4.9)	$—		$(9.8)
Credit
Hedge Funds	(12.1)	N/A	(G)	(4.2)	(12.1)	(45.1)		(3.8)
PE Funds	(1.0)	N/A	(E)	(18.8)	(1.0)	N/A	(E) (F)	N/A	(F)
Total	$(27.1)	$—		$(102.7)	$(27.1)	$(45.1)		$(13.6)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.5 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of June 30, 2015, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	32%
Financial Services and Assets	38%
Senior Living	17%
Real Estate	5%
Other	8%
100%

(E)
For GAAP Revenues, incentive income for private equity funds and credit PE funds would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.

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

(H)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase unrealized gains by $26.3 million or decrease unrealized gains by $24.1 million, respectively. Compensation and benefits expense would increase by $2.8 million or decrease by $2.7 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2015, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of June 30, 2015, we had a $12.1 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had $16.0 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2015, we estimate the gains and losses for the six months ended June 30, 2015 on these investments would have an increase of $2.8 million or a decrease of $2.8 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of $20.3 million or a decrease of $24.3 million in our gains and losses. In addition, we held $19.6 million of foreign-denominated cash as of June 30, 2015.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. We might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Furthermore, in recent years, various legislative and regulatory bodies have focused on the issue of compensation in the financial services industry.  In Europe, due to the nature and scope of our activities there, we do not anticipate the remuneration regulations in the European Union will have a material impact on our existing compensation structure. In the U.S., the SEC recently proposed mandatory clawback rules which would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by such investment professionals.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for realization of portfolio company investments. Several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity fund and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity fund and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.

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

In addition, in connection with the affiliated manager platform, we provide use of certain of these systems to Graticule as part of the infrastructure services currently provided for fees. The provision of our systems to autonomous businesses may heighten our operational risks for as long as we provide these services.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings, Inc. ("Springleaf") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny, and state regulators in New York have recently focused on Nationstar competitors in the non-bank loan servicing industry and have announced extensive investigations of their business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend any applicable regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy any applicable requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business. The U.S. Department of Labor recently issued a proposed regulation that would make it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts would be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. If adopted, the regulation could materially restrict our ability to market interests in our funds to such investors.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have approved and have implemented legislation (AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the next five years. AIFMD could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the EMIR relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented over the next two years, as well as a new version of the Markets in Financial Instruments Directive, both of which may also impose additional costs on the operation of our business in Europe.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise, particularly with respect to funds in which they have made significant investments. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure, in situations where one portfolio company engages another portfolio company to provide goods or services or in situations where funds and permanent capital vehicles, or multiple permanent capital vehicles, are competing for or making investments in the same assets or are buying or selling assets from one another. In addition, the publicly traded permanent capital vehicles are public companies that generally have no employees and their officers and many of the individuals that perform services for them are Fortress employees. Many of their officers and directors have responsibilities and commitments to Fortress entities other than such permanent capital vehicles. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

The due diligence process that we undertake in connection with investments by our funds or the public company may not reveal all relevant facts in connection with an investment.

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

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, and in 2015 we transitioned the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we retain an economic interest in and currently provide infrastructure services for.

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

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' NAVs. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity funds and credit PE fund investments are adjusted for accounting purposes to their NAV at the end of each quarter, resulting in income (loss) attributable to our investments in our funds, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of June 30, 2015, the investment performance of certain hedge funds including our Fortress Macro Funds, Fortress Convex Asia Funds and the Fortress Centaurus Global Funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

Under our current credit agreement, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of June 30, 2015, $72.3 million was available to be drawn. As of June 30, 2015, we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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
As of June 30, 2015, amounts due from our funds included $36.1 million of past due management fees and $11.3 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of June 30, 2015, we had also reserved $12.2 million of management fees and $6.7 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.1 billion and $1.2 billion during the six months ended June 30, 2015 and 2014, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October. See “—Assets Under Management-Redemptions.”

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2015, the cumulative clawback obligation to investors in these funds would be $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments). We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See “Market Considerations.”

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

Investors in our private equity funds and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of the end of this reporting period, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.1 billion and $1.2 billion during the six months ended June 30, 2015 and 2014, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October. See “Assets Under Management—Redemptions.”

In addition, the investors in our private equity funds, credit PE funds and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “-Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity funds and credit PE funds and, to a lesser extent, credit hedge funds as well as a small number of so‑called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over NAVs.

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

Our funds participate in large transactions from time to time. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our funds of an unsuccessful larger investment could be more severe than those of a smaller investment.

Our investment funds often make investments in companies that we do not control and the affiliated manager platform will involve having interests in funds that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched the affiliated manager platform that involves taking a non-control economic interest in autonomous fund management businesses under a fee-for-services model for infrastructure services. In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business with Fortress as a non-control partner and Fortress is currently providing infrastructure services through its affiliated manager platform. The typical affiliated manager platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner and/or manager. Those investments will be subject to increased risk that the entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the entity may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2015, we had 467,084,243 outstanding Class A shares on a fully diluted basis, including 99,989,891 resulting from vested equity compensation granted pursuant to our equity incentive plan, 25,079,431 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,136,631 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of June 30, 2015, 55,387,895 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2015, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of June 30, 2015, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of 2,030,115 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress

Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 29, 2015, the Board of Directors (the “Board”) of Fortress appointed Michael G. Rantz as a member of the Board, as well a member of the Nominating, Corporate Governance and Conflicts Committee and the Compensation Committee. Mr. Rantz replaces Takumi Shibata and will serve as a Class II director and hold office until the earlier of the annual shareholder meeting in 2018 or his death, resignation, disqualification or removal. The Board determined that Mr. Rantz is independent in accordance with the New York Stock Exchange rules and applicable rules of the SEC.

Under Fortress’ non-employee director compensation arrangements, upon joining the Board, Mr. Rantz will be entitled to receive the standard compensation that Fortress provides to its non-employee directors for their service on the Board and Board committees, which compensation is described in our proxy statement filed with the SEC on April 10, 2015. In addition, on July 29, 2015, Mr. Rantz received a grant of a number of restricted Class A shares equal in value to $300,000, based upon the average closing price of our Class A shares over the thirty trading-day period prior to the commencement of Mr. Rantz’s service on the Board, which will become vested in two equal portions on the anniversary of his appointment in each of 2016 and 2017 (provided that Mr. Rantz is still serving as of the applicable vesting date). Mr. Rantz will be entitled to all dividends that become payable on such shares during the restricted period.

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

July 30, 2015

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

July 30, 2015

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

July 30, 2015