Form 10-Q
period 2015-09-30
Fortress Investment Group LLC
filed 2015-10-29
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Class A Shares: 215,714,060 outstanding as of October 23, 2015.
Class B Shares: 226,331,513 outstanding as of October 23, 2015.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

Set forth below is information about certain terms used in this Quarterly Report on Form 10-Q:

‘‘Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage or co-manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. In addition, AUM includes management fee paying assets managed by autonomous businesses in which we retain a minority interest under our affiliated manager platform. Our AUM equals the sum of:

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

(ii)	the contributed capital or book equity of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds which pay fees based on realizations;

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM related to affiliated managers and co-managed funds.

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

“Fortress Funds” and “our funds” refers to the private investment funds, permanent capital vehicles and related managed accounts that we manage or co-manage. The Fortress Macro Fund is our flagship liquid hedge fund and the Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part II, Item 1A, “Risk Factors,” Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance, including the closing of the Fortress Macro Funds and related managed accounts and share repurchase from a retiring principal. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and planned transactions. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$337,109	$391,089
Due from affiliates	195,619	326,575
Investments	1,125,443	1,121,545
Investments in options	33,849	71,844
Deferred tax asset, net	426,274	417,623
Other assets	158,420	173,708
Total Assets	$2,276,714	$2,502,384

Liabilities and Equity
Accrued compensation and benefits	$242,492	$374,709
Due to affiliates	383,685	375,424
Deferred incentive income	348,267	304,526
Debt obligations payable	75,000	75,000
Other liabilities	124,303	88,053
Total Liabilities	1,173,747	1,217,712

Commitments and Contingencies

Redeemable Non-controlling Interests	—	1,717

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 215,714,060
and 208,535,157 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	1,909,349	1,996,137
Retained earnings (accumulated deficit)	(1,326,338)	(1,350,122)
Accumulated other comprehensive income (loss)	(1,900)	(2,416)
Total Fortress shareholders’ equity	581,111	643,599
Principals’ and others’ interests in equity of consolidated subsidiaries	521,856	639,356
Total Equity	1,102,967	1,282,955
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,276,714	$2,502,384

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Management fees: affiliates	$134,414	$138,135	$413,057	$403,890
Management fees: non-affiliates	15,400	16,774	45,657	52,112
Incentive income: affiliates	48,773	30,941	155,154	125,634
Incentive income: non-affiliates	439	343	735	1,030
Expense reimbursements: affiliates	59,988	50,600	168,544	153,448
Expense reimbursements: non-affiliates	2,757	4,869	9,573	9,931
Other revenues (affiliate portion disclosed in Note 6)	2,248	1,518	6,476	4,589
	264,019	243,180	799,196	750,634

Expenses
Compensation and benefits	169,027	187,249	547,023	543,882
General, administrative and other	37,887	41,313	126,053	121,322
Depreciation and amortization (see Note 1)	16,102	4,997	34,201	14,335
Interest expense	918	916	2,796	2,554
Transfer of interest in Graticule (see Note 1)	—	—	101,000	—
	223,934	234,475	811,073	682,093

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(39,888)	(23,917)	(15,114)	(30,108)
Tax receivable agreement liability adjustment	(390)	(4,036)	(7,890)	(4,036)
Earnings (losses) from equity method investees	(22,195)	38,928	(16,808)	81,750
Gain on transfer of Graticule (see Note 1)	—	—	134,400	—
	(62,473)	10,975	94,588	47,606

Income (Loss) Before Income Taxes	(22,388)	19,680	82,711	116,147
Income tax benefit (expense)	(3,584)	(3,024)	(16,784)	(16,934)
Net Income (Loss)	$(25,972)	$16,656	$65,927	$99,213
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(11,727)	$12,623	$42,149	$60,800
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(2,042)	(6)	(1,885)
Net Income (Loss) Attributable to Class A Shareholders	(14,245)	6,075	23,784	40,298
	$(25,972)	$16,656	$65,927	$99,213
Dividends declared per Class A share	$0.08	$0.26	$0.54	$0.42

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$(0.07)	$0.03	$0.10	$0.19
Net income (loss) per Class A share, diluted	$(0.07)	$0.02	$0.09	$0.17
Weighted average number of Class A shares outstanding, basic	216,439,077	208,014,692	216,138,405	210,874,640
Weighted average number of Class A shares outstanding, diluted	216,439,077	220,792,711	222,213,743	457,019,507

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss) (net of tax)
Net income (loss)	$(25,972)	$16,656	$65,927	$99,213
Foreign currency translation	621	351	249	(1,251)
Total comprehensive income (loss)	$(25,351)	$17,007	$66,176	$97,962
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$(11,473)	$12,778	$42,095	$59,935
Comprehensive income (loss) attributable to redeemable non-controlling interests	—	(2,042)	(6)	(1,885)
Comprehensive income (loss) attributable to Class A shareholders	(13,878)	6,271	24,087	39,912
	$(25,351)	$17,007	$66,176	$97,962

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$(2,416)	$643,599	$639,356	$1,282,955
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	70,602	70,602
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(234,946)	(234,946)
Dividends declared	—	—	(113,758)	—	—	(113,758)	—	(113,758)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,660)	—	—	(2,660)	(4,643)	(7,303)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	4,922	—	—	4,922	147	5,069
Director restricted share grant	111,969	—	271	—	—	271	289	560
Capital increase related to equity-based compensation, net	7,066,934	—	16,232	—	—	16,232	17,374	33,606
Dilution impact of equity transactions (Note 6)	—	—	8,205	—	213	8,418	(8,418)	—
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes loss allocated to redeemable non-controlling interests)	—	—	—	23,784	—	23,784	42,149	65,933
Foreign currency translation	—	—	—	—	303	303	(54)	249
Total comprehensive income (loss)						24,087	42,095	66,182
Equity - September 30, 2015	215,714,060	226,331,513	$1,909,349	$(1,326,338)	$(1,900)	$581,111	$521,856	$1,102,967

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$65,927	$99,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	34,201	14,335
Other amortization (included in interest expense)	585	585
(Earnings) losses from equity method investees	16,808	(81,750)
Distributions of earnings from equity method investees	32,345	78,337
(Gains) losses	15,114	30,108
Deferred incentive income	(115,892)	(66,778)
Deferred tax (benefit) expense	(5,786)	8,426
Options received from affiliates	(25,158)	(6,309)
Tax receivable agreement liability adjustment	7,890	4,036
Equity-based compensation	32,562	29,584
Options in affiliates granted to employees	1,912	759
Other	1,096	(654)
Transfer of interest in Graticule (see Note 1)	101,000	—
Gain on transfer of Graticule (see Note 1)	(134,400)	—
Cash flows due to changes in
Due from affiliates	8,185	(13,183)
Other assets	(10,113)	22,945
Accrued compensation and benefits	(59,386)	(81,405)
Due to affiliates	(7,050)	(21,685)
Deferred incentive income	146,001	99,553
Other liabilities	37,525	38,884
Purchase of investments by consolidated funds	(134,474)	(400,640)
Proceeds from sale of investments by consolidated funds	85,313	386,242
Receivables from brokers and counterparties	(1,694)	(40,825)
Due to brokers and counterparties	3,421	12,577
Net cash provided by (used in) operating activities	95,932	112,355
Cash Flows From Investing Activities
Contributions to equity method investees	(26,435)	(21,537)
Distributions of capital from equity method investees	181,874	368,373
Purchase of securities	(883)	(14,936)
Proceeds from sale of securities	18,101	83,039
Proceeds from exercise of options	51,543	—
Purchase of fixed assets	(19,848)	(7,631)
Purchase of software and technology-related assets	—	(25,976)
Net cash provided by (used in) investing activities	204,352	381,332

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Financing Activities

Repayments of debt obligations	—	(50,000)
Borrowings under debt obligations	—	125,000
Proceeds from public offering (Note 8)	—	186,551
Repurchase of Class B shares (Note 8)	—	(186,551)
Payments to repurchase Class A shares (Note 8)	(9,676)	(363,410)
Dividends and dividend equivalents paid	(122,663)	(88,617)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,285	600
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(225,994)	(152,686)
Excess tax benefits from delivery of RSUs	4,476	3,030
Redeemable non-controlling interests - (distributions) contributions	(1,692)	16,253
Net cash provided by (used in) financing activities	(354,264)	(509,830)
Net Increase (Decrease) in Cash and Cash Equivalents	(53,980)	(16,143)
Cash and Cash Equivalents, Beginning of Period	391,089	364,583
Cash and Cash Equivalents, End of Period	$337,109	$348,440
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,552	$1,500
Cash paid during the period for income taxes	$10,376	$4,207
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$69,244	$59,285
Investments of incentive receivable amounts into Fortress Funds	$137,561	$256,993
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$5,774	$—
Retained equity interest related to Graticule transfer (Note 1)	$33,400	$—
Non-cash redeemable non-controlling interest - contributions	$—	$20,519

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first group of funds to join Fortress's affiliated manager platform ("Affiliated Managers") as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, L.P. ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and declining to approximately 27% of earnings over time. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. Fortress recorded the results of this transaction at fair value. During the nine months ended September 30, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual operating results, discount rates and economic projections. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016.

During 2015, Fortress determined that certain software and technology-related assets which were used in its liquid hedge funds business had not met certain growth and performance targets which triggered an asset impairment test. As a result of this test, $10.7 million and $18.2 million of assets were written off and included in Depreciation and Amortization for the three months and nine months ended September 30, 2015, respectively.

On October 13, 2015, Fortress announced that it will close the Fortress Macro Funds and related managed accounts and Fortress expects to return most capital to investors by the end of 2015. (See Note 11).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

3)	Credit funds:

a)
Credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and

b)            Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

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
SEPTEMBER 30, 2015
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

Basis of Accounting and Consolidation - The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of VIEs in which it is the primary beneficiary as described below and voting interest entities (“VOEs”) in which it is determined to have a controlling financial interest under ASC 810, as amended by ASU 2015-02.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

Adoption of ASU No. 2015-02, Consolidation

Prior to the adoption of ASU 2015-02, Fortress consolidated certain VIEs. The financial results of the consolidated VIEs were included in Fortress’s consolidated financial statements in previous filings with the Securities and Exchange Commission, based on the then existing consolidation guidance. The adoption of ASU 2015-02 resulted in the deconsolidation of certain of the consolidated VIEs as Fortress determined that under ASU 2015-02 it was not the primary beneficiary of these VIEs. The fee arrangements with the now deconsolidated VIEs are both commensurate with the level of effort required for the services provided, include only customary terms and Fortress does not hold other interests in the VIEs that would absorb more than an insignificant amount of the VIEs' losses or benefits. Therefore, Fortress no longer considers the fee arrangement with these VIEs to be a variable interest. Under ASU 2015-02, Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Also see Note 3 for the disclosures related to all of Fortress's VIEs.

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
SEPTEMBER 30, 2015
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

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Private Equity
Private Equity Funds
Management fees: affil.	$28,515	$33,585	$86,877	$104,228
Management fees: non-affil.	—	53	—	364
Incentive income: affil.	—	—	—	22,094

Permanent Capital Vehicles
Management fees: affil.	26,932	17,519	68,210	49,015
Management fees, options: affil.	—	4,705	25,158	6,309
Management fees: non-affil.	436	667	1,368	2,358
Incentive income: affil.	(2,625)	8,887	23,119	32,142

Liquid Hedge Funds
Management fees: affil.	14,004	29,263	49,137	86,328
Management fees: non-affil.	1,700	4,470	6,248	17,045
Incentive income: affil.	142	700	195	1,686
Incentive income: non-affil.	—	—	39	44

Credit Funds
Credit Hedge Funds
Management fees: affil.	35,395	28,755	94,883	84,044
Management fees: non-affil.	15	41	38	85
Incentive income: affil.	1,512	8,282	23,681	26,015
Incentive income: non-affil.	—	—	—	—

Credit PE Funds
Management fees: affil.	28,956	23,540	86,343	71,799
Management fees: non-affil.	30	31	88	99
Incentive income: affil.	49,744	13,072	108,153	43,697
Incentive income: non-affil.	439	343	696	986

Logan Circle
Management fees: affil.	612	768	2,449	2,167
Management fees: non-affil.	13,219	11,512	37,915	32,161
Incentive income: affil.	—	—	6	—
Incentive income: non-affil.	—	—	—	—

Total
Management fees: affil.	$134,414	$138,135	$413,057	$403,890
Management fees: non-affil.	$15,400	$16,774	$45,657	$52,112
Incentive income: affil. (A)	$48,773	$30,941	$155,154	$125,634
Incentive income: non-affil.	$439	$343	$735	$1,030

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2015 and 2014. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $46.7 million and $77.1 million of additional incentive income would have been recognized during the nine months ended September 30, 2015 and 2014, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2015 and 2014, Fortress recognized $108.8 million and $43.7 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. Distributed incentive income amounts in the table below do not include incentive income which are not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2014	$1,243,441		$(938,915)	$304,526	$868,549
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	182,794
Distribution of private equity funds, credit PE funds and permanent capital vehicles incentive income	153,206		N/A	153,206	(153,206)
Distribution of private permanent capital vehicle incentive income through IPO in May 2015	6,299		N/A	6,299	(6,299)
Recognition of previously deferred incentive income	N/A		(115,892)	(115,892)	N/A
Changes in foreign exchange rates	128		—	128	N/A
Deferred incentive income as of September 30, 2015	$1,403,074	(E)	$(1,054,807)	$348,267	$891,838	(E)
Deferred incentive income including Fortress Funds which matured	$1,456,730		$(1,108,463)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At September 30, 2015, the net undistributed incentive income is comprised of $958.7 million of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2015 at their net asset values.

(D)
From inception to September 30, 2015, Fortress has paid $657.8 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of September 30, 2015, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $958.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $462.7 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2015
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		872,535
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		4,776
Distributed incentive income - Permanent Capital Vehicles (see footnote (P) of incentive income threshold tables)		7,043
Distributed incentive income subject to clawback - Permanent Capital Vehicles		1,234
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,403,074

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2015
Undistributed incentive income - Private Equity Funds		$26,019
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Undistributed incentive income - Credit PE Funds		788,129
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		29,784
Undistributed incentive income - Permanent Capital Vehicles		717
Undistributed incentive income - Hedge Funds (total)		114,052
Undistributed incentive income - Logan Circle		40
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$891,838

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of September 30, 2015:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	3,517	1,472,119	—	N/A	693	288,840	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,138,524)	816,781	192,313	2,224,080	2,031,767	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	In Liquidation	273,649	(225,188)	67,237	18,776	260,260	241,484	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,379,499)	2,027,760	(232,302)	3,027,606	3,259,908	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(279,310)	382,076	(101,310)	646,990	748,300	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,438,812)	5,123,200	2,458,299	2,587,921	343,174	8,686	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(173,588)	504,335	(312,557)	738,333	1,050,890	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(64,583)	(789,108)	683,691	1,472,799	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(788,152)	1,403,035	647,724	1,289,597	641,873	—	—	—	—	—
FECI (2007) (Florida East Coast Railway/Florida East Coast Industries)	Feb-18	982,779	(472)	951,861	(30,446)	854,079	884,525	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(157,585)	292,976	109,426	—	N/A	10,535	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(38,110)	70,914	26,264	—	N/A	2,625	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(25,540)	154,050	18,937	—	N/A	2,795	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(356)	2,192	257	—	N/A	38	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(5,851)	35,399	4,382	—	N/A	647	—	—	—	—
								$26,019	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	32,399	(5,784)	24,772	(1,843)	2,224	4,067	—	—	—	—	—
								$—	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(127,971)	$277,540	$138,186	$156,857	$18,671	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(150,977)	195,832	72,529	125,292	52,763	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(284,616)	186,486	127,946	—	N/A	17,035	7,571	—	—	—
LDVF Patent Fund (2007)	Nov-27	41,928	(35,027)	31,100	24,199	—	N/A	961	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(353,729)	104,507	99,212	—	N/A	8,124	7,231	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,649,869	(7,225,510)	1,082,690	2,658,331	—	N/A	129,394	392,782	144,574	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,337,463	(2,589,356)	951,331	1,203,224	—	N/A	110,425	125,584	55,357	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,269,171	(1,708,757)	2,261,216	700,802	—	N/A	106,384	30,908	—	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Mar-24	4,348,308	(3,519,377)	2,324,753	1,495,822	—	N/A	171,210	116,155	43,833	—	—
SIP Managed Account (2010)	Sep-20	11,000	(39,230)	10,540	38,770	—	N/A	2,635	5,646	—	—	—
Japan Opportunity Fund (2009)	Jun-19	911,118	(1,436,871)	647,800	1,173,553	—	N/A	119,472	128,070	22,266	—	—
Net Lease Fund I (2010)	Dec-15	152,851	(225,430)	1,676	74,255	—	N/A	215	9,528	5,927	—	—
Real Estate Opportunities Fund (2011)	Sep-24	540,615	(338,996)	373,451	171,832	—	N/A	12,026	2,961	2,288	—	—
Global Opportunities Fund (2010)	Sep-20	327,126	(159,563)	246,428	78,865	—	N/A	13,403	1,969	1,969	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	675,930	(314,995)	710,300	349,365	—	N/A	54,795	16,241	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	653,402	(308,516)	671,233	326,347	—	N/A	39,653	23,343	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	57,131	(40,374)	42,183	25,426	—	N/A	2,397	2,663	1,168	—	—
								$788,129	$872,535	$277,382	$—	$—
Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$822,318	$(305,086)	$678,177	$160,945	$5,558	$6,230	$24,215	$4,776	$2,748	$—	$—
Life Settlements Fund (2010)	Dec-22	406,548	(299,330)	73,649	(33,569)	84,746	118,315	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	33,321	(24,482)	5,818	(3,021)	6,956	9,977	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	337,247	(55,181)	308,785	26,719	—	N/A	4,587	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	113,108	—	118,705	5,597	—	N/A	535	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	106,040	—	110,384	4,344	—	N/A	411	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	316,712	(931)	321,071	5,290	8,939	3,649	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	6,493	—	6,680	187	—	N/A	36	—	—	—	—
								$29,784	$4,776	$2,748	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Fund	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Distributed Incentive Income Subject to Clawback (I)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,469	$ (F)	$ N/A	—	$41,283
Eurocastle	70,860	—	717	1,234	39,217
New Residential	2,714,461	—	N/A	—	79,364
New Media	645,007	—	N/A	—	8,862
New Senior	1,089,384	3,451	N/A	—	—
FTAI	1,207,494	10,144	—	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$298,289	$68,242	0.0%	$—	$—
Single investor funds	812,546	99,864	0.0%	—	11
Sidepocket investments (R)	6,547	6,028	N/A	37	6
Sidepocket investments - redeemers (S)	102,319	64,901	N/A	1,405	115
Managed accounts	314,281	41,269	0.0%	—	39

Fortress Convex Asia Funds (T)
Main fund investments	185,380	6,252	43.8%	216	58

Fortress Partners Funds (T)
Main fund investments	2,013	2,916	0.0%	—	41
Sidepocket investments (R)	70,181	6,874	N/A	4,024	—

Fortress Centaurus Global Funds (T)
Main fund investments	198,574	11,446	0.0%	—	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,766,636	$—	100.0%	$43,801	$770
Sidepocket investments (R)	43,864	6	N/A	3,199	—
Sidepocket investments - redeemers (S)	163,075	48,970	N/A	5,149	—
Main fund investments (liquidating) (U)	457,562	—	100.0%	55,511	22,792
Managed accounts	1,512	48,513	0.0%	—	—

Worden Funds
Main fund investments	260,325	2,761	80.4%	516	—

Fortress Japan Income Fund
Main fund investments	94,121	N/A	100.0%	152	119

Value Recovery Funds (V)
Managed accounts	8,520	6,912	40.0%	42	—

Logan Circle
Main fund investments	$66,588	$446	0.0%	$—	$—
Managed accounts	207,247	31,596	26.2%	40	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of September 30, 2015, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time. In April 2015, Fortress entered into an amended management agreement with Eurocastle, which reset the earnings threshold for Fortress to earn incentive income.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of September 30, 2015, a portion of Fund V's capital is above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2015, Fortress held $20.7 million of such amounts on behalf of employees related to all of the private equity funds.

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

(O)
For hedge funds, represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. For Eurocastle and FTAI, the amount disclosed represents the amount of additional incentive income Fortress would receive if the measurement period had occurred at the end of the reporting period. The undistributed incentive income amounts

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)
For hedge funds, represents the amount of incentive income Fortress has earned which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback. All of the capital of WWTAI, a private fund managed by Fortress, was contributed to FTAI which completed its IPO in May 2015. Fortress earned $7.0 million in life-to-date incentive income which is not subject to clawback and was not included in the table above. Of the $7.0 million in incentive income from WWTAI, Fortress received $5.9 million in FTAI common shares based on the share price at IPO. A portion of the incentive income crystallized amounts are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at September 30, 2015, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2015, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $140.8 million at September 30, 2015. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

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

Permanent Capital Vehicles

During the nine months ended September 30, 2015, Fortress's senior living management subsidiary (Blue Harbor) entered into agreements to manage two senior living properties which are owned by New Senior. Fortress will receive management fees equal to 5.0% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense of all on-site employees.

Credit Hedge Funds

In July 2015, Fortress and Mount Kellett Capital Management LP (“Mount Kellett”), a private, multi-strategy investment firm, reached an agreement for an affiliate of Fortress to become co-manager with Mount Kellett of the Mount Kellett investment funds and related accounts (collectively, the “Mount Kellett Funds”). Mount Kellett affiliates will continue to serve as general partner of the Mount Kellett Funds which have $3.0 billion in assets under management as of September 30, 2015. The unrelated limited partners of the Mount Kellett Funds have the substantive ability to liquidate the Mount Kellett Funds or otherwise remove Mount Kellett and Fortress as general partner and co-managers.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Credit PE Funds

During the nine months ended September 30, 2015, Fortress formed new credit PE entities which had capital commitments as follows as of September 30, 2015:

Credit PE
Fortress	$69,666
Fortress's affiliates	37,185
Third party investors	3,907,335
Total capital commitments	$4,014,186

In July 2015, Fortress formed a new credit PE fund.  Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidates the fund. The fund’s unrelated limited partners shall have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner without cause based on a simple unaffiliated majority vote. Fortress expects to deconsolidate the fund when sufficient third party capital is raised.  Under GAAP, the fund is an investment company and, as required, Fortress has retained the specialized accounting of the fund.  Consequently, Fortress’s financial statements reflect the assets, liabilities, related operations and cash flows of the consolidated fund on a gross basis.  The ownership interests in the fund which are not owned by Fortress are reflected as non-controlling interests in the accompanying consolidated financial statements. The fund purchased an option to acquire an equity interest in a company and has the right to exercise the option by April 2016. In the event that the option is not exercised, Fortress would be required to write-off its investment in the fund. The fund had a net asset value of $35.1 million as of September 30, 2015 and is included in the consolidated balance sheet. Fortress has no obligation to satisfy the liabilities of the consolidated fund. Similarly, Fortress does not have the right to make use of the consolidated fund’s assets to satisfy its obligations.

Logan Circle

During the nine months ended September 30, 2015, Logan Circle, which represents Fortress's traditional asset management business, formed two new entities with net asset values as follows as of September 30, 2015:

Logan Circle
Fortress	$9,940
Third party investors	152,870
Total capital NAV	$162,810

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2015	December 31, 2014
Equity method and other investees	$1,102,166	$1,106,338
Equity method investees, held at fair value (A)	23,277	15,207
Total investments	$1,125,443	$1,121,545
Options in equity method investees	$33,849	$71,844

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 2).

Gains (losses) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized gains (losses)	$366	$(15,894)	$1,679	$(18,302)
Net realized gains (losses) from affiliate investments (A)	156	3,640	32,857	47,988
Net unrealized gains (losses)	(6,493)	17,598	(4,893)	15,639
Net unrealized gains (losses) from affiliate investments (A)	(33,917)	(29,261)	(44,757)	(75,433)
Total gains (losses)	$(39,888)	$(23,917)	$(15,114)	$(30,108)

(A)	Includes the impact of the exercise of options in New Residential in June 2015 and the sale of GAGFAH shares in September 2014.

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mark to fair value on affiliate investments and options	$(33,795)	$(25,343)	$(11,897)	$(27,189)
Mark to fair value on derivatives	(2,497)	11,994	2,520	8,300
Mark to fair value on equity securities	—	(98)	(509)	672
Gains (losses) on digital currency (Bitcoin)	(495)	(5,541)	(1,670)	(7,813)
Other	(3,101)	(4,929)	(3,558)	(4,078)
Total gains (losses)	$(39,888)	$(23,917)	$(15,114)	$(30,108)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

	Fortress’s Investment		Earnings (Losses) from Equity Method Investees
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Private equity funds	$634,142	$677,366	$(16,801)	$31,278	$(24,620)	$48,628
Publicly traded portfolio companies (A)(B)	1,150	1,035	N/A	N/A	N/A	N/A
FTAI (B)	9,604	5,284	N/A	(6)	89	(64)
Newcastle (B)	759	776	N/A	N/A	N/A	N/A
New Residential (B)	6,793	6,622	N/A	N/A	N/A	N/A
Eurocastle (B)	2,005	2,162	N/A	N/A	N/A	N/A
New Media (B)	1,158	1,769	N/A	N/A	N/A	N/A
New Senior (B)	1,808	2,843	N/A	N/A	N/A	N/A
Total private equity	657,419	697,857	(16,801)	31,272	(24,531)	48,564
Liquid hedge funds (C)	175,656	167,630	(5,447)	515	(4,929)	3,801
Credit hedge funds	44,049	57,224	488	1,595	3,446	6,404
Credit PE funds	224,963	183,127	(323)	4,810	9,742	22,204
Other	23,356	15,707	(112)	736	(536)	777
	$1,125,443	$1,121,545	$(22,195)	$38,928	$(16,808)	$81,750

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies.

(B)
Fortress elected to record the common shares held in these companies at fair value pursuant to the fair value option for financial instruments, including FTAI beginning in May 2015 when it completed its IPO (see Note 2).

(C)	Includes Fortress's investment in Affiliated Managers.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments is as follows:

	Nine Months Ended September 30, 2015
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Liquid Hedge Funds (B)	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$677,366	$1,035	$19,456	$167,630	$57,224	$183,127	$15,707	$1,121,545
Earnings from equity method investees	(24,620)	N/A	89	(4,929)	3,446	9,742	(536)	(16,808)
Contributions to equity method and other investees (C)	2,000	50	7,742	13,787	117,922	34,844	763	177,108
Distributions of earnings from equity method and other investees	(11,548)	N/A	(173)	(657)	(3,511)	(14,191)	(2,265)	(32,345)
Distributions of capital from equity method and other investees (C)	(7,564)	N/A	(216)	(33,575)	(131,032)	(23,737)	(9)	(196,133)
Total distributions from equity method and other investees	(19,112)	—	(389)	(34,232)	(134,543)	(37,928)	(2,274)	(228,478)
Mark to fair value - during period (D)	(438)	65	(4,606)	N/A	N/A	(1,820)	(639)	(7,438)
Net purchases of investments by consolidated funds	—	—	—	—	—	37,099	10,335	47,434
Translation adjustment	(29)	—	(165)	—	—	(53)	—	(247)
Dispositions	(2,683)	—	—	—	—	(48)	—	(2,731)
Reclassification to Due to Affiliates (E)	1,658	—	—	—	—	—	—	1,658
Retained interest in Graticule (Note 1)	—	—	—	33,400	—	—	—	33,400
Investment, ending	$634,142	$1,150	$22,127	$175,656	$44,049	$224,963	$23,356	$1,125,443

Ending balance of undistributed earnings	$44,484	N/A	N/A	$5,018	$2,898	$9,778	$141	$62,319

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 2), at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

(C)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Nine Months Ended September 30, 2015
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$26,435	$(181,874)
Investments of incentive receivable amounts into Fortress Funds	137,561	—
Change in distributions payable out of Fortress Funds	—	(121)
Net funded*	13,062	(13,062)
Other	50	(1,076)
Per Above	$177,108	$(196,133)

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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds (A)		Liquid Hedge Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 (B)	2014
Revenues and gains (losses) on investments	$(773,727)	$891,148	$(216,942)	$(32,720)
Expenses	(124,947)	(146,652)	(171,070)	(161,404)
Net Income (Loss)	$(898,674)	$744,496	$(388,012)	$(194,124)
Fortress’s equity in net income (loss)	$(24,620)	$48,628	$(4,929)	$3,801

	Credit Hedge Funds		Credit PE Funds (A)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues and gains (losses) on investments	$598,528	$797,387	$988,406	$1,687,296
Expenses	(305,714)	(258,480)	(225,532)	(194,818)
Net Income (Loss)	$292,814	$538,907	$762,874	$1,492,478
Fortress’s equity in net income (loss)	$3,446	$6,404	$9,742	$22,204

(A)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended June 30, 2015). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes the operating results of Affiliated Managers.

Investments in Variable Interest Entities and other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the consolidated balance sheet and described in Note 3, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 2. These entities are primarily Fortress Funds which are VOEs and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

No reconsideration events occurred during the nine months ended September 30, 2015 or 2014, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of September 30, 2015 regarding variable interest entities in which Fortress held a variable interest. Entities initially classified as variable interest entities during the nine months ended September 30, 2015:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Permanent Capital Vehicles	1	$1,682,136	$274,942	$15,290	(C)
Liquid Hedge Funds	3	181,273	200	38,416	(D) (E)
Credit PE Funds	6	116,901	28,739	1,932	(D)

	Fortress is Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	1	$35,384	$—	$34,279	(F)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	September 30, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$135,044	$—	$73	2	$85,553	$—	$56	(D)
Permanent Capital Vehicles	6	23,355,456	15,656,129	92,566	5	14,539,141	10,336,207	154,346	(C)
Liquid Hedge Funds	5	1,246,796	82,256	41,235	2	3,070,203	432,580	7,094	(D) (E)
Credit Hedge Funds	8	1,918,167	416,402	3,399	8	1,976,328	152,806	25,474	(D) (E)
Credit PE Funds	36	1,019,855	286,897	9,564	30	735,855	143,743	5,897	(D) (E)

	Fortress is Primary Beneficiary
	September 30, 2015				December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	9	$67,200	$—	$19,664	9	$90,723	$—	$20,368	(F) (G)
Liquid Hedge Funds	1	8,099	—	3,762	3	8,714	—	4,125	(F)
Credit PE Funds	3	35,830	—	34,299	2	434	—	22	(F)
Logan Circle	1	4,651	—	4,430	1	6,566	—	4,783	(F)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

	Fair Value		Valuation Method
	September 30, 2015	December 31, 2014
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles (A)	$22,127	$14,172	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,150	1,035	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$23,277	$15,207
Options in equity method investees	$33,849	$71,844	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$25,619	$27,105	Level 2 - See below
Equity Securities (B)	$—	$17,627	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(4,770)	$(8,356)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(2,900)	$(932)	Level 2 - See below

(A)	FTAI completed its IPO in May 2015 and Fortress elected to record its interest at fair value pursuant to the fair value option for financial instruments.

(B)	Equity securities were held at fair value and classified as trading. All equity securities were sold in 2015.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	September 30, 2015 (or nine months ended)				Maturity
	Classification (A)	Fair Value	Notional Amount		Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$25,397		¥45,560,526	$1,657	Dec-15 - Mar-18
Foreign exchange option contracts	Other Liabilities	$(1,838)		¥8,256,230	$(344)	Dec-15 - Mar-18
Foreign exchange forward contracts	Other Assets	$222		¥1,028,587	$146	Jun-16 - Dec-17
Foreign exchange forward contracts	Other Liabilities	$(843)		¥3,887,073	$(843)	Oct-15 - Jun-16
Foreign exchange forward contracts	Other Liabilities	$(219)	C$	49,218	$(219)	Nov-15

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $2.5 million and $8.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Fortress's average notional amount outstanding for the nine months ended September 30, 2015 was $467.3 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following tables summarizes the fair value of Fortress's derivative contacts on a gross basis and any amount of offset as permitted by netting agreements as of September 30, 2015.

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Assets	September 30, 2015	September 30, 2015	September 30, 2015
Foreign exchange option contracts	$28,045	$(2,648)	$25,397
Foreign exchange forward contracts	222	—	222
	$28,267	$(2,648)	$25,619

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Liabilities	September 30, 2015	September 30, 2015	September 30, 2015
Foreign exchange option contracts	$(387)	$(1,451)	$(1,838)
Foreign exchange forward contracts	(1,062)	—	(1,062)
	$(1,449)	$(1,451)	$(2,900)

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	September 30, 2015
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

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

Management believes the fair value of its outstanding debt was $75.1 million as of September 30, 2015 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of September 30, 2015. The following table sets forth the financial covenant requirements as of September 30, 2015.

	September 30, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$48,908	(A)
Consolidated Leverage Ratio	≤	2.00	0.20	(B)
Consolidated Interest Coverage Ratio	≥	4.00	104.83	(B)

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
SEPTEMBER 30, 2015
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

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current
Federal income tax expense (benefit)	$12,720	$4,057	$11,993	$(395)
Foreign income tax expense (benefit)	1,089	2,358	7,759	6,966
State and local income tax expense (benefit)	9	939	2,818	1,937
	13,818	7,354	22,570	8,508
Deferred
Federal income tax expense (benefit)	(9,222)	(4,065)	1,612	6,548
Foreign income tax expense (benefit)	52	432	3,517	1,108
State and local income tax expense (benefit) (A)	(1,064)	(697)	(10,915)	770
	(10,234)	(4,330)	(5,786)	8,426
Total expense (benefit)	$3,584	$3,024	$16,784	$16,934

(A)	During the nine months ended September 30, 2015, New York City enacted corporate taxation legislative changes, which increased the value of certain future tax benefits.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2015	December 31, 2014
Total deferred tax assets	$458,928	$439,159
Less:
Valuation allowance	(29,140)	(13,072)
Deferred tax liabilities (A)	(3,514)	(8,464)
Deferred tax assets, net	$426,274	$417,623

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2014	$13,072
Changes due to FIG Corp. ownership change	360
Net increases (A)	15,708
Valuation Allowance at September 30, 2015	$29,140

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the nine months ended September 30, 2015, a net deferred income tax provision of $0.3 million was credited to other comprehensive income, primarily related to foreign currency translation. For the nine months ended September 30, 2015, a current income tax benefit of $1.6 million was credited to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

For the nine months ended September 30, 2015 and 2014, Fortress recorded $4.5 million and $3.0 million, respectively, to paid-in capital for excess tax benefits from RSUs delivered during these periods and as a financing activity on the consolidated statements of cash flows.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2015, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $17.5 million. In addition, during the nine months ended September 30, 2015, a change in tax rate primarily related to enacted legislative changes to New York City corporate taxation and the realization of certain tax benefits, gave rise to a $7.9 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
September 30, 2015
Management fees and incentive income (A)	$39,997	$22,616	$6,646	$1,287	$20,647	$473	$—	$91,666
Expense reimbursements (A)	28,457	10,733	6,518	18,088	14,195	111	—	78,102
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	2,348	—	—	—	—	23,208	25,556
Total	$68,454	$35,992	$13,164	$19,375	$34,842	$584	$23,208	$195,619

	Private Equity		Liquid	Credit
		Permanent	Hedge	Hedge		Logan
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Circle	Other	Total
December 31, 2014
Management fees and incentive income (A)	$35,970	$65,043	$15,634	$96,996	$18,393	$1,089	$—	$233,125
Expense reimbursements (A)	35,995	6,473	12,940	9,264	10,077	164	—	74,913
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	1,346	—	—	—	—	16,896	18,242
Total	$71,965	$73,157	$28,574	$106,260	$28,470	$1,253	$16,896	$326,575

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.8 million as of September 30, 2015, respectively, and of $12.2 million and $6.6 million as of December 31, 2014, respectively. Allowances are recorded as General and Administrative expenses.

As of September 30, 2015, amounts due from Fortress Funds recorded in Due from Affiliates included $38.6 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

As of September 30, 2015, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.8 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	September 30, 2015	December 31, 2014
Principals - tax receivable agreement - Note 5	$297,386	$289,324
Principals - Principal Performance Payments - Note 7	29,084	30,659
Distributions payable on Fortress Operating Group units	5,774	—
Other	5,753	11,411
General partner liability - Note 9	45,688	44,030
Total	$383,685	$375,424

Other Related Party Transactions

For the nine months ended September 30, 2015 and 2014, Other Revenues included $2.8 million and $2.0 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2015, Fortress advanced $6.5 million to three of its senior employees who are not officers. These advances bear interest ranging from LIBOR+4% to LIBOR+5%. All principal and interest is due and payable no later than February 2019. In addition, one senior employee repaid advances aggregating $0.1 million.

Redeemable Non-Controlling Interests

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Nine Months Ended September 30, 2015
Beginning balance	$1,717
Capital distributions	(1,711)
Redeemable Non-controlling Interests in income (loss) of Consolidated Subsidiaries	(6)
$—

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	September 30, 2015	December 31, 2014
Fortress Operating Group units held by the Principals and a former senior employee	$465,131	$556,720
Employee interests in majority owned and controlled fund advisor and general partner entities	54,474	80,333
Other	2,251	2,303
Total	$521,856	$639,356

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	September 30, 2015	December 31, 2014
Fortress Operating Group equity (Note 12)	$965,167	$1,152,297
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(56,725)	(82,636)
Total Fortress shareholders' equity in Fortress Operating Group	$908,442	$1,069,661
Fortress Operating Group units outstanding (A)	226,331,513	226,331,513
Class A shares outstanding	215,714,060	208,535,157
Total	442,045,573	434,866,670
Fortress Operating Group units as a percent of total (B)	51.2%	52.0%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$465,131	$556,720

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.8% and 48.0% of Fortress Operating Group as of September 30, 2015 and December 31, 2014, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fortress Operating Group units held by the Principals and a former senior employee	$(11,642)	$11,362	$41,318	$56,997
Employee interests in majority owned and controlled fund advisor and general partner entities	(69)	1,063	970	3,578
Other	(16)	198	(139)	225
Total	$(11,727)	$12,623	$42,149	$60,800

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fortress Operating Group net income (loss) (Note 12)	$(22,824)	$20,755	$79,870	$110,838
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries (Note 12)	85	(1,261)	(831)	(3,803)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	—	2,042	6	1,885
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$(22,739)	$21,536	$79,045	$108,920
Fortress Operating Group as a percent of total (A)	51.2%	52.8%	52.3%	52.3%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$(11,642)	$11,362	$41,318	$56,997

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income (loss) attributable to Class A shareholders	$(14,245)	$6,075	$23,784	$40,298
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	53	273	8,417	5,049
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	—	—	53,510
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	—	(101,156)
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$(14,192)	$6,348	$32,201	$(2,299)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity-based compensation, per below	$7,174	$11,251	$32,562	$29,584
Profit-sharing expense, per below	39,557	53,383	145,816	159,131
Discretionary bonuses	54,475	60,341	175,292	173,062
Other payroll, taxes and benefits	67,821	62,274	193,353	182,105
	$169,027	$187,249	$547,023	$543,882

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2014	20,153,746	$5.52	396,874	$6.51
Issued	11,925,660	$6.89	111,540	$7.61
Transfers	—	$—	—	$—
Converted to Class A shares	(6,880,798)	$4.74	(186,136)	$6.78
Forfeited	(2,335,199)	$4.96	—	$—
Outstanding at September 30, 2015 (B)	22,863,409	$6.53	322,278	$6.74

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expense incurred (B)
Employee RSUs	$5,831	$6,082	$24,653	$17,446
Non-Employee RSUs	24	563	1,088	572
Principal Performance Payments (C)	1,294	4,109	6,796	11,069
Granted Class A Shares (D)	—	497	—	497
Restricted Shares (E)	25	—	25	—
Total equity-based compensation expense	$7,174	$11,251	$32,562	$29,584

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2015 of $91.2 million, with a weighted average recognition period of 4.1 years.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.5 million RSUs would be awarded as Principal Performance Payments.

(D)	Represents expense associated with vested Class A shares granted during the three months ended September 30, 2014.

(E)	Represents expense associated with restricted shares granted to a director during the three months ended September 30, 2015. These restricted shares will vest over a period of two years.

Fortress’s management reviewed the estimated forfeiture factor as of September 30, 2015 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

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

The expense for Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2015
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$82	$13,104	$13,186
Liquid hedge fund business	1,496	—	1,496
Credit business	5,218	14,785	20,003
Total	$6,796	$27,889	$34,685

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through September 30, 2015, no compensation expense was recognized under this plan as the satisfaction of the performance condition and amount of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense (benefit) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Private equity funds	$—	$—	$—	$303
Permanent capital vehicles (A)	(4,080)	(1,751)	4,881	7,334
Liquid hedge funds	325	10,256	1,673	18,663
Credit hedge funds	1,251	13,675	31,384	49,008
Credit PE funds	34,424	26,419	79,989	65,984
Principal Performance Payments (B)	7,637	4,784	27,889	17,839
Total	$39,557	$53,383	$145,816	$159,131

(A)
Includes partial rights in options held in the publicly traded permanent capital vehicles (tandem options) that are granted to certain Fortress employess. The fair value and changes thereto are recorded as profit sharing compensation expense.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	214,984,712	214,984,712	211,487,868	211,487,868
Fully vested restricted Class A share units with dividend equivalent rights	737,423	737,423	3,871,624	3,871,624
Restricted Class A shares	716,942	716,942	778,913	778,913
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	6,075,338
Total weighted average shares outstanding	216,439,077	216,439,077	216,138,405	222,213,743
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(14,245)	$(14,245)	$23,784	$23,784
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(417)	(417)	(2,994)	(2,994)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	—
Net income (loss) available to Class A shareholders	$(14,662)	$(14,662)	$20,790	$20,790
Weighted average shares outstanding	216,439,077	216,439,077	216,138,405	222,213,743
Basic and diluted net income (loss) per Class A share	$(0.07)	$(0.07)	$0.10	$0.09

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	206,881,050	206,881,050	208,079,111	208,079,111
Fully vested restricted Class A share units with dividend equivalent rights	88,508	88,508	1,789,026	1,789,026
Restricted Class A shares	1,045,134	1,045,134	1,006,503	1,006,503
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	232,790,917
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	4,810,232	—	4,146,536
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	7,967,787	—	9,207,414
Total weighted average shares outstanding	208,014,692	220,792,711	210,874,640	457,019,507
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$6,075	$6,075	$40,298	$40,298
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(686)	(686)	(1,100)	(1,100)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	40,090
Net income (loss) available to Class A shareholders	$5,389	$5,389	$39,198	$79,288
Weighted average shares outstanding	208,014,692	220,792,711	210,874,640	457,019,507
Basic and diluted net income (loss) per Class A share	$0.03	$0.02	$0.19	$0.17

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share Units	12,477,524	13,592,852	12,535,142	13,167,782

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Class A shares	214,984,712	206,881,050	211,487,868	208,079,111
Restricted Class A shares (directors)	716,942	1,045,134	778,913	1,006,503
Restricted Class A share units (employees) (A)	737,423	88,508	3,871,624	1,789,026
Restricted Class A share units (employees) (B)	10,825,209	7,513,984	10,119,674	7,016,497
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	226,331,513	226,331,513	232,790,917
Total	453,595,799	441,860,189	452,589,592	450,682,054

	As of September 30, 2015	As of December 31, 2014
Class A shares	214,984,712	207,490,023
Restricted Class A shares (directors)	729,348	1,045,134
Restricted Class A share units (employees) (A)	1,123,315	194,287
Restricted Class A share units (employees) (B)	10,134,997	7,002,003
Fortress Operating Group units (Principals and a former senior employee)	226,331,513	226,331,513
Total	453,303,885	442,062,960

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Dividends and distributions during the nine months ended September 30, 2015 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$113,758	$—	$113,758
Dividend equivalents on restricted Class A share units (A)	—	8,905	—	8,905
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	—	131,833	5,774	137,607
Total distributions	$—	$254,496	$5,774	$260,270

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On May 6, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the first quarter of 2015. The dividend was payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On July 29, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the second quarter of 2015. The dividend was payable on August 14, 2015 to holders of record of Class A shares on August 11, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On October 28, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the third quarter of 2015. The dividend is payable on November 13, 2015 to holders of record of Class A shares on November 10, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2015 was $45.7 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2015, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $152.6 million as of September 30, 2015, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of September 30, 2015 are as follows:

October 1, 2015 to December 31, 2015	$6,565
2016	25,544
2017	14,172
2018	21,466
2019	20,930
2020	20,602
Thereafter	260,093
Total	$369,372

Rent expense, including operating expense escalations, during the nine months ended September 30, 2015 and 2014 was $22.3 million and $17.5 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

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
SEPTEMBER 30, 2015
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
SEPTEMBER 30, 2015
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

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of September 30, 2015:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund III	$45,108	31 Quarters	$45,108	$—	$—	$45,108	(C)
Total	$45,108		$45,108	$—	$—	$45,108

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

Impairment Determination and Embedded Gain/Loss

During the nine months ended September 30, 2015, Fortress recorded $4.3 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Additionally, during the second quarter of 2015, Fortress recognized an impairment charge of $2.8 million related to its holdings of digital currency (Bitcoin). As of September 30, 2015, Fortress had $11.2 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2015, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $506.2 million, representing a net unrealized gain.

Embedded Incentive Income

As of September 30, 2015, Fortress had $958.7 million of gross undistributed incentive income (Note 2), or $891.8 million net of intrinsic clawback. Of the $958.7 million, $45.4 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicles and Logan Circle incentive income recorded during the nine months ended September 30, 2015.

In addition, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $24.9 million of gross additional distributable earnings, or $20.5 million net of employee interests, based on their respective September 30, 2015 closing price.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

September 30, 2015 and the Nine Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated		Total
Segment revenues
Management fees	$86,891	$68,827	$55,385	$95,726	$86,431	$40,364	$—		$433,624
Incentive income	—	75,517	450	74,183	153,924	46	—		304,120
Segment revenues - total	$86,891	$144,344	$55,835	$169,909	$240,355	$40,410	$—		$737,744
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$44,747	$86,296	$(13,775)	$80,973	$71,117	$(854)	$—		$268,504
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$44,747	$86,296	$(3,268)	$80,973	$71,117	$(854)	$—		$279,011
Fund management distributable earnings (loss)	$44,747	$73,191	$(3,268)	$69,251	$67,629	$(854)	$—		$250,696
Pre-tax distributable earnings (loss)	$44,851	$74,364	$(1,164)	$70,769	$77,012	$(1,595)	$(3,355)		$260,882

Total segment assets	$717,055	$97,862	$175,357	$112,366	$318,035	$53,012	$860,724	(A)	$2,334,411

(A)	Unallocated assets includes cash of $334.5 million and net deferred tax assets of $426.3 million.

Three Months Ended September 30, 2015

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
Segment revenues
Management fees	$28,515	$27,118	$15,704	$36,216	$28,986	$13,831	$—	$150,370
Incentive income	—	(1,476)	395	1,309	70,301	(65)	—	70,464
Segment revenues - total	$28,515	$25,642	$16,099	$37,525	$99,287	$13,766	$—	$220,834
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$15,665	$10,430	$(5,211)	$15,749	$34,518	$302	$—	$71,453
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,665	$10,430	$(2,381)	$15,749	$34,518	$302	$—	$74,283
Fund management distributable earnings (loss)	$15,665	$7,821	$(2,381)	$12,369	$32,871	$302	$—	$66,647
Pre-tax distributable earnings (loss)	$15,691	$8,282	$(4,492)	$12,855	$38,398	$(5)	$(1,512)	$69,217

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fund management distributable earnings	$66,647	$66,558	$250,696	$229,640
Investment income (loss)	3,404	(11,405)	12,797	95,347
Interest expense	(834)	(831)	(2,611)	(2,370)
Pre-tax distributable earnings	69,217	54,322	260,882	322,617

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle and credit PE funds, subject to contingent repayment	(70,301)	(41,706)	(154,372)	(121,333)
Incentive income received from third parties, subject to contingent repayment	(432)	(565)	(4,299)	(652)
Incentive income from private equity funds, the private permanent capital vehicle and credit PE funds, not subject to contingent repayment	50,183	13,416	115,892	66,778
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(277)	(20,817)	(46,677)	(77,095)
Incentive income received related to the exercise of options	(426)	(6,833)	(57,041)	(8,318)
Reserve for clawback, gross (see discussion above)	—	—	—	(1,999)
	(21,253)	(56,505)	(146,497)	(142,619)
Adjust other income
Distributions of earnings from equity method investees*	(5,483)	(5,520)	(18,049)	(61,870)
Earnings (losses) from equity method investees*	(22,648)	37,635	(28,867)	74,850
Gains (losses) on options in equity method investees	(26,710)	(22,883)	(3,584)	(28,755)
Gains (losses) on other investments	(13,520)	16,320	(7,541)	(30,734)
Impairment of investments (see discussion above)	946	2,635	4,346	2,695
Adjust income from the receipt of options	—	4,705	25,158	6,309
Gain on transfer of Graticule (see Note 1)	—	—	134,400	—
	(67,415)	32,892	105,863	(37,505)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(3,681)	(1,307)	(29,693)	(22,438)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	1,557	(4,945)	696	(1,771)
	(2,124)	(6,252)	(28,997)	(24,209)

Adjust for the transfer of interest in Graticule (see Note 1)	—	—	(101,000)	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(423)	(12)	(588)	(34)
Adjust non-controlling interests related to Fortress Operating Group units	11,642	(11,362)	(41,318)	(56,997)
Adjust tax receivable agreement liability	(390)	(4,036)	(7,890)	(4,036)
Adjust income taxes	(3,499)	(2,972)	(16,671)	(16,919)
Total adjustments	(83,462)	(48,247)	(237,098)	(282,319)

Net Income (Loss) Attributable to Class A Shareholders	(14,245)	6,075	23,784	40,298
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(11,727)	12,623	42,149	60,800
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	—	(2,042)	(6)	(1,885)
Net Income (Loss) (GAAP)	$(25,972)	$16,656	$65,927	$99,213

 * This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015 and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

September 30, 2015
Total segment assets	$2,334,411
Adjust equity investments from segment carrying amount	(249)
Adjust investments gross of employees' and others' portion	11,419
Adjust intangible assets to cost	(23,424)
Accrued incentive income subject to annual performance achievement	(45,443)
Total assets (GAAP)	$2,276,714

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment revenues	$220,834	$237,740	$737,744	$718,287
Adjust management fees	(555)	253	(67)	979
Adjust incentive income*	(21,253)	(56,505)	(148,232)	(142,909)
Adjust income from the receipt of options	—	4,705	25,158	6,309
Adjust other revenues (including expense reimbursements)**	64,993	56,987	184,593	167,968
Total revenues (GAAP)	$264,019	$243,180	$799,196	$750,634

* Incentive income received from third parties, not subject to contingent repayment was none during the three months ended September 30, 2015 and September 30, 2014, respectively, $1.7 million and $0.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, and are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Fortress’s depreciation and amortization expense by segment prior to the allocation of corporate and intra-segment depreciation and amortization expense to the business segments was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid	Credit
Three Months Ended September 30,	Funds	Permanent Capital Vehicles	Hedge Funds (A)	Hedge Funds	PE Funds	Logan Circle	Corporate	Total
2015
Depreciation	$419	$450	$12,345	$1,311	$421	$77	$656	$15,679
Amortization	—	—	—	340	—	83	—	423
Total	$419	$450	$12,345	$1,651	$421	$160	$656	$16,102

2014
Depreciation	$396	$208	$2,027	$1,280	$304	$83	$687	$4,985
Amortization	—	—	—	—	—	12	—	12
Total	$396	$208	$2,027	$1,280	$304	$95	$687	$4,997

Nine Months Ended September 30,
2015
Depreciation	$1,188	$1,052	$23,862	$4,006	$1,073	$432	$2,000	$33,613
Amortization	—	—	—	340	—	248	—	588
Total	$1,188	$1,052	$23,862	$4,346	$1,073	$680	$2,000	$34,201

2014
Depreciation	$1,176	$604	$5,254	$4,058	$779	$252	$2,178	$14,301
Amortization	—	—	—	—	—	34	—	34
Total	$1,176	$604	$5,254	$4,058	$779	$286	$2,178	$14,335

(A)	Liquid hedge funds include a $10.7 million and an $18.2 million write-off of software and technology-related assets for the three and nine months ended September 30, 2015, respectively.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On October 13, 2015, Fortress announced that it will close the Fortress Macro Funds and related managed accounts. Fortress expects to return most capital to investors by the end of 2015. Michael Novogratz, a principal, officer and director of Fortress, is expected to retire at the end of 2015 and Fortress announced that it has agreed to purchase 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate amount of $255.7 million. In connection with this purchase, it is anticipated that Fortress will pay $100.0 million of cash in November 2015 and issue an $155.7 million promissory note. In addition, Fortress expects to enter into a consent and waiver with lenders under its credit agreement for their consent to this transaction.

For additional subsequent events, see Note 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended September 30, 2015.

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

The consolidating balance sheet information is as follows:

	As of September 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$335,893	$319	$—	$897	$—	$337,109
Due from affiliates	195,183	2,849	(2,413)	5,503	(5,503)	195,619
Investments	1,125,443	2,175	(2,175)	443,311	(443,311)	1,125,443
Investments in options	33,849	—	—	—	—	33,849
Deferred tax asset, net	—	—	—	426,274	—	426,274
Other assets	153,550	2,358	—	2,512	—	158,420
Total Assets	$1,843,918	$7,701	$(4,588)	$878,497	$(448,814)	$2,276,714

Liabilities and Equity
Accrued compensation and benefits	$239,151	$3,341	$—	$—	$—	$242,492
Due to affiliates	91,802	2,413	(2,413)	297,386	(5,503)	383,685
Deferred incentive income	348,267	—	—	—	—	348,267
Debt obligations payable	75,000	—	—	—	—	75,000
Other liabilities	123,713	590	—	—	—	124,303
Total Liabilities	877,933	6,344	(2,413)	297,386	(5,503)	1,173,747

Commitments and Contingencies

Redeemable Non-controlling Interests, Consolidated Subsidiaries	—	—	—	—	—	—

Equity
Paid-in capital	5,781,242	5,628	(2,228)	1,909,349	(5,784,642)	1,909,349
Retained earnings (accumulated deficit)	(4,864,388)	(4,271)	53	(1,326,338)	4,868,606	(1,326,338)
Accumulated other comprehensive income (loss)	(7,594)	—	—	(1,900)	7,594	(1,900)
Total Fortress shareholders' equity (C)	909,260	1,357	(2,175)	581,111	(908,442)	581,111
Principals' and others' interests in equity of consolidated subsidiaries	56,725	—	—	—	465,131	521,856
Total Equity	965,985	1,357	(2,175)	581,111	(443,311)	1,102,967
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,843,918	$7,701	$(4,588)	$878,497	$(448,814)	$2,276,714

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes the Principals’ (and a former senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$407,814	$5,243	$—	$—	$—	$413,057
Management fees: non-affiliates	45,496	161	—	—	—	45,657
Incentive income: affiliates	155,154	—	—	—	—	155,154
Incentive income: non-affiliates	735	—	—	—	—	735
Expense reimbursements: affiliates	138,586	29,958	—	—	—	168,544
Expense reimbursements: non-affiliates	6,559	3,014	—	—	—	9,573
Other revenues (affiliate portion disclosed in Note 6)	6,582	—	(95)	—	(11)	6,476
Total Revenues	760,926	38,376	(95)	—	(11)	799,196

Expenses
Compensation and benefits	509,635	37,388	—	—	—	547,023
General, administrative and other	124,331	1,722	—	—	—	126,053
Depreciation and amortization	34,092	109	—	—	—	34,201
Interest expense	2,609	95	(95)	198	(11)	2,796
Transfer of interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Total Expenses	771,667	39,314	(95)	198	(11)	811,073

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(15,114)	—	—	—	—	(15,114)
Tax receivable agreement liability adjustment	—	—	—	(7,890)	—	(7,890)
Earnings (losses) from equity method investees	(16,808)	—	—	37,727	(37,727)	(16,808)
Gain on transfer of Graticule (see Note 1)	134,400	—	—	—	—	134,400
Total Other Income (Loss)	102,478	—	—	29,837	(37,727)	94,588

Income (Loss) Before Income Taxes	91,737	(938)	—	29,639	(37,727)	82,711
Income tax benefit (expense)	(10,925)	(4)	—	(5,855)	—	(16,784)
Net Income (Loss)	$80,812	$(942)	$—	$23,784	$(37,727)	$65,927

Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$831	$—	$—	$—	$41,318	$42,149
Redeemable Non-controlling Interests in Income (Loss)	(6)	—	—	—	—	(6)
Net Income (Loss) Attributable to Class A Shareholders (C)	79,987	(942)	—	23,784	(79,045)	23,784
	$80,812	$(942)	$—	$23,784	$(37,727)	$65,927

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and a former senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$80,812	$(942)	$—	$23,784	$(37,727)	$65,927
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	34,092	109	—	—	—	34,201
Other amortization (included in interest expense)	585	—	—	—	—	585
(Earnings) losses from equity method investees	16,808	—	—	(37,727)	37,727	16,808
Distributions of earnings from equity method investees	32,345	—	—	—	—	32,345
(Gains) losses	15,114	—	—	—	—	15,114
Deferred incentive income	(115,892)	—	—	—	—	(115,892)
Deferred tax (benefit) expense	2,108	—	—	(7,894)	—	(5,786)
Options received from affiliates	(25,158)	—	—	—	—	(25,158)
Tax receivable agreement liability adjustment	—	—	—	7,890	—	7,890
Equity-based compensation	32,562	—	—	—	—	32,562
Options in affiliates granted to employees	1,912	—	—	—	—	1,912
Other	1,096	—	—	—	—	1,096
Transfer of interest in Graticule (see Note 1)	101,000	—	—	—	—	101,000
Gain on transfer of Graticule (see Note 1)	(134,400)	—	—	—	—	(134,400)
Cash flows due to changes in
Due from affiliates	8,241	(195)	139	—	—	8,185
Other assets	(20,043)	(445)	—	10,375	—	(10,113)
Accrued compensation and benefits	(59,581)	195	—	—	—	(59,386)
Due to affiliates	(7,222)	139	(139)	172	—	(7,050)
Deferred incentive income	146,001	—	—	—	—	146,001
Other liabilities	46,364	508	—	(9,347)	—	37,525
Purchase of investments by consolidated funds	(134,474)	—	—	—	—	(134,474)
Proceeds from sale of investments by consolidated funds	85,313	—	—	—	—	85,313
Receivables from brokers and counterparties	(1,694)	—	—	—	—	(1,694)
Due to brokers and counterparties	3,421	—	—	—	—	3,421
Net cash provided by (used in) operating activities	109,310	(631)	—	(12,747)	—	95,932

Cash Flows From Investing Activities
Contributions to equity method investees	(26,435)	—	—	(57,081)	57,081	(26,435)
Distributions of capital from equity method investees	181,874	—	—	122,569	(122,569)	181,874
Purchase of securities	(883)	—	—	—	—	(883)
Proceeds from sale of securities	18,101	—	—	—	—	18,101
Proceeds from exercise of options	51,543	—	—	—	—	51,543
Purchase of fixed assets	(19,848)	—	—	—	—	(19,848)
Net cash provided by (used in) investing activities	204,352	—	—	65,488	(65,488)	204,352

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2015
	Fortress Operating Group Combined (A)	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Issuance (purchase) of Class A shares (RSU settlements)	(57,081)	—	—	57,081	—	—
Payments to repurchase Class A shares (Note 8)	(9,676)	—	—	—	—	(9,676)
Capital contributions (distributions)	57,081	—	—	—	(57,081)	—
Dividends and dividend equivalents paid	(131,474)	—	—	(113,758)	122,569	(122,663)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	1,285	—	—	—	—	1,285
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(225,994)	—	—	—	—	(225,994)
Excess tax benefits from delivery of RSUs	—	—	—	4,476	—	4,476
Redeemable non-controlling interests - (distributions) contributions	(1,692)	—	—	—	—	(1,692)
Net cash provided by (used in) financing activities	(367,551)	—	—	(52,201)	65,488	(354,264)
Net Increase (Decrease) in Cash and Cash Equivalents	(53,889)	(631)	—	540	—	(53,980)
Cash and Cash Equivalents, Beginning of Period	389,782	950	—	357	—	391,089
Cash and Cash Equivalents, End of Period	$335,893	$319	$—	$897	$—	$337,109

(A)	Excluding FOE II (New) LP.

(B)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $74.3 billion in AUM as of September 30, 2015. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of over 1,800 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first nine months of 2015, with strong performances in some funds and weakness in others, and overall our net income decreased in comparison to the first nine months of 2014. We have continued capital raising within our funds totaling $8.8 billion in the nine months ended September 30, 2015. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of September 30, 2015, we managed the following businesses:

Private Equity — a business that manages approximately $16.1 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Liquid Hedge Funds — a business that manages approximately $7.4 billion of AUM and includes $4.5 billion of AUM relating to Graticule Asset Management ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. The liquid hedge funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

On October 13, 2015, Fortress announced that it will close the Fortress Macro Funds and related managed accounts. Fortress expects to return most capital to investors by the end of 2015. Michael Novogratz, a principal, officer and director of Fortress, is expected to retire at the end of 2015 and Fortress announced that it has agreed to purchase 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate amount of $255.7 million. In connection with this purchase, it is anticipated that Fortress will pay $100.0 million of cash in November 2015 and issue an $155.7 million promissory note. In addition, Fortress expects to enter into a consent and waiver with lenders under its credit agreement for their consent to this transaction. The Fortress Macro Funds and related managed accounts had assets under management of $1,790.8 million as of September 30, 2015.

During 2015, Fortress determined that certain software and technology-related assets which were used in its liquid hedge funds business had not met certain growth and performance targets and performed an asset impairment test. As a result of this test, $18.2 million of assets were written off and included in Depreciation and Amortization for the nine months ended September 30, 2015.

Credit Funds — a business that manages approximately $17.4 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

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

Hedge funds are typically “open-end” funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature. Our Affiliated Managers are hedge funds managed by autonomous businesses in which we have a minority interest. Our credit hedge funds include the Mount Kellett Funds of which Fortress is co-manager.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors and the amount of capital managed by Affiliated Managers, also known as our “assets under management,” or "AUM;"

•	Earn attractive returns on the investments we make; and

•	Effectively manage our liquidity, including our debt, if any, and expenses.

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

In addition, from time to time we may enter into transactions to manage or co-manage third party originated funds. It is critical for us to continue to raise capital from fund investors. Without new capital, AUM declines over time as private equity investments are realized and hedge fund investors redeem capital based on their individual needs. Therefore, we strive to maintain a good reputation and a track record of strong performance. We strive to also form and market funds in accordance with investor demand.

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

•
We generally earn incentive income from publicly traded permanent capital vehicles based on a percentage of operating results in excess of specified returns to shareholders, generally calculated on a cumulative but not compounding basis.  Generally, incentive income is earned quarterly and once incentive is earned, it is not subject to clawback.  However, if at a later date the total incentive income received by us is in excess of the cumulative amount calculated as of this later date, we would have to make up that difference in order for us to begin earning incentive income again.

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

The quarter ended September 30, 2015 was marked by declines and volatility in markets and a deteriorating growth outlook. U.S. stock indexes experienced the largest percentage declines and the most volatility since 2011, reflecting concerns about the pace of growth in China and elsewhere around the globe, as well as uncertainty around when the Federal Reserve would raise interest rates. The slowdown in China, the world’s biggest importer of many raw materials, also negatively impacted commodity prices and global trade. China’s unexpected decision to devalue and overhaul the Chinese Yuan exchange rate policy was a substantial market catalyst for market volatility and negative risk asset performance, as concerns arose that China’s devaluation would contribute to potential deflation in the global economy. Overall, global equities declined amid worries about the economic slowdown in China and the implications for global growth, with emerging market equities performing worse than developed markets. U.S., Eurozone, Japan and emerging market equities all declined in the quarter, with China in particular experiencing sharp equity declines. The third quarter of 2015 was, however, broadly positive for global bonds, as commodity price weakness and fears over global economic growth led investors to seek out bonds. Global government bond yields were generally lower in the third quarter. Investment grade corporate bonds generally performed positively, but high yield bonds did not perform as well.

Markets continued to focus on the path of U.S. monetary policy and inflation as indicators of the likely direction of global interest rates. Markets were particularly focused this quarter on the prospect for the Federal Reserve to increase interest rates and this will continue to be a focal point. The increase, when it eventually occurs, is expected to be significant given the prolonged period of easing policy and divergence from other global central banks. At its September meeting the Federal Reserve decided to keep interest rates unchanged and delivered a policy outlook message cautionary of any changes. Later in the month, Federal Reserve Chairwoman Janet Yellen argued the case for raising short term interest rates later this year, an argument centered on the belief that unemployed resources in the economy have diminished to the point where inflation pressures should start to build in the coming years. Overall, a September interest rate increase was compromised by volatility in global markets, uncertainty over China, potential global disinflation, a global economic slowdown and increasing global risk. With that in mind, the Federal Reserve is likely to take some extra time to assess whether these global risks will have any material effect on its outlook. While unemployment rates continued to decrease, showing further progress in the labor market, the most vulnerable economic forecast continues to be target inflation. In addition, overall, the U.S. dollar was weaker against most major currencies over the quarter. Given increased global risks, economic forecasts have become even more uncertain, contributing the Federal Reserve’s standstill.

In January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. This is effectively an “open-ended” program tied to increasing inflation. The program was larger than the market was expecting, as was the monthly pace, with the European Central Bank expected to purchase €60 billion of assets per month at least through September of 2016. While the Eurozone growth dynamics have improved in recent months, the most recent data suggest the period of growth acceleration is over. There is also additional risk to the Eurozone outlook from weaker emerging markets and China demand for area exports. Greece-related risk subsided in the third quarter, as a resolution was reached with the Prime Minister agreeing to an austerity and reform deal. During the quarter, negative global developments overshadowed encouraging data from the Eurozone, including increased GDP in the second quarter compared to the prior quarter. However, consumer prices in the Eurozone fell on an annual basis in September for the first time since the European Central Bank launched its quantitative easing program earlier this year. The European Central Bank may employ further easing measures in coming months, including potentially extending the asset purchase program beyond September 2016 and/or increasing the pace of purchases, which could be more effective in the near-term. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of September 30, 2015, there was not a material risk to Fortress's performance under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, monetary policy remains unchanged and the Bank of Japan is likely to keep its monetary expansion efforts of ¥80 trillion a year in place for the foreseeable future. The Bank of Japan has continued to soften expectations for additional easing, but many are still anticipating additional measures at the October 30 meeting because of ongoing slow growth in Japan. GDP contracted in the second quarter and inflation was below the Bank of Japan’s target. However, labor market conditions have remained steady. At its October 30 meeting, the Bank of Japan should have a clearer picture and be in a better position to judge whether the expected rebound in core inflation is underway and whether there have been any wage developments. Japan was among the worst-performing developed stock markets during the third quarter, as there were concerns about slowing economic growth globally and in China, as well as weaker than expected data for the Japanese economy. However, Japanese equity markets continue to benefit from a combination of monetary stimulus and structural reform. The implementation of a new corporate governance standard has put renewed pressure on Japanese companies to employ more shareholder-friendly policies and improve returns going forward, including returning more capital to shareholders. During the quarter, the Japanese Yen strengthened as the currency saw inflows given increasing risks elsewhere.

During the quarter, emerging markets equities experienced volatility and declined sharply. Investor uneasiness also detrimentally affected emerging market currencies and debt. With a few exceptions, emerging market countries should remain challenged by slow global growth, especially as important commodity importers like China experience growth deceleration, and by the prospect that the Federal Reserve may raise interest rates eventually. Coping with the shift in these global trends is likely to require significant reform agendas and political leadership, both of which are currently lacking in many emerging market countries and without which they will likely experience significant downturn. Capital flows are now steadily leaving emerging markets and creating tighter financial conditions that threaten economic stability. In August, Chinese monetary authorities devalued the Chinese currency, increasing fears that a perceived slowdown in China’s growth was worse than anticipated. The central bank responded to the ensuing market volatility by cutting interest rates for the fifth time since last November and by lowering the bank reserve required ratio. China’s weakness impacted other markets in Asia. India’s stock market was more resilient than that of most emerging market countries, as the government’s economic reforms have been viewed positively over the past year and as the economy continues to show signs of an increase in growth while the larger than expected interest rate decrease helped support the market. Latin America was one of the worst performing regions with commodity price declines having a negative impact on several markets and currency weakness across the region amplifying losses. Brazil recorded the steepest decline as the economic outlook deteriorated and the government changed its primary surplus forecast to a deficit, prompting a credit rating downgrade to below investment grade. Turkey also experienced declines, as coalition negotiations following indecisive elections failed, warranting new elections in November.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a strong financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to our ability to raise capital for new investment vehicles and realize investments in existing funds. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital. Recent market conditions, however, have negatively affected the terms on which some of our permanent capital vehicles and portfolio companies were able to raise debt and equity capital but positively impacted the environment for making new investments.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment industry appears to have increased during the first nine months of 2015 and the outlook for the rest of 2015 remains generally positive. However, weaker performance of certain asset classes within the alternative investment industry may temper positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated positive returns in some funds and weaker returns in others. As illustrated in “- Assets Under Management” below, we have been able to raise additional capital in our funds, including permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth and increased costs within some of our financial services investments. With respect to mortgage servicing rights, excess mortgage servicing rights and other servicing related investments, the timing, size and potential returns of future investments may be less attractive than prior investments due to a number of factors including interest rates and increased competition. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer, which has increased the time and effort required to complete transactions. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values. European markets have presented opportunities for distressed investments in country specific markets such as Italy.
In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity (I)		Liquid Hedge Funds (J)	Credit (I)
	Funds	Permanent Capital Vehicles		Hedge Funds (J)	PE Funds	Logan Circle	Total

AUM December 31, 2014	$9,366	$4,567	$8,128	$6,173	$6,955	$32,342	$67,531
Capital raised (A)	—	2,441	305	254	812	—	3,812
Increase in invested capital	192	287	—	46	1,630	—	2,155
Redemptions (B)	—	—	(1,565)	(264)	—	—	(1,829)
RCA distributions (C)	—	—	—	(288)	—	—	(288)
Return of capital distributions (D)	(412)	(110)	(162)	(31)	(1,017)	—	(1,732)
Adjustment for capital reset (E)	—	(168)	—	—	—	—	(168)
Crystallized incentive income (F)	—	—	—	(118)	—	—	(118)
Change in AUM of Affiliated Managers and co-managed funds	—	—	949	3,018	—	—	3,967
Net client flows (traditional)	—	—	—	—	—	1,746	1,746
Income (loss) and foreign exchange (G)	49	(121)	(288)	280	(24)	(642)	(746)
AUM September 30, 2015 (H)	$9,195	$6,896	$7,367	$9,070	$8,356	$33,446	$74,330

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2015. Redemptions are further detailed below.

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

(I)
As of September 30, 2015, the private equity funds and credit funds had approximately $0.7 billion and $8.1 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $3.0 billion is only available for follow-on investments, management fees and other fund expenses.

(J)
As of September 30, 2015, Fortress liquid hedge funds AUM included $4.5 billion related to the Affiliated Managers platform and Fortress credit hedge funds AUM included $3.0 billion related to co-managed funds.

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

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2015 return of capital request notice date is October 2, 2015 for capital to be returned after December 31, 2015. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2009, 2010, 2011, 2012, 2013 and 2014 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.” The Mount Kellett Funds which are co-managed by Fortress are not subject to redemptions.

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by the Affiliated Managers.

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2015 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received		Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2015	$1,669,606	(D)	$862,103	$807,503		$598,725	(D)	$211,179	$387,546
2014	2,160,974		2,160,721	—		220,185		93,124	134,929
2013	957,414		981,914	—		157,251		128,760	37,979
Prior				—	(A)				229,143	(A)
				$807,503	(B)				$789,597	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $600.1 million to be paid primarily within one quarter and $207.4 million to be paid in the first quarter of 2016 related to the Fortress Partners Funds. The redemptions to be paid primarily within one quarter includes $424.2 million related to the Fortress Macro Funds and related managed accounts, $68.5 million related to the Convex Asia Funds, $54.8 million related to Fortress Centaurus Global Funds, $31.9 million related to Fortress Redwood Fund Ltd and $20.7 million related to Fortress Macro MA1. For credit hedge funds, reflects $387.5 million to be paid in the first quarter of 2016 and thereafter and $402.1 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(D)	In October 2015, Fortress's liquid hedge funds and credit hedge funds received $67.2 million and $285.3 million, respectively, of additional redemption requests.

On October 13, 2015, Fortress announced that it will close the Fortress Macro Funds and related managed accounts and Fortress expects to return most capital to investors by the end of 2015.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	September 30, 2015
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	N/A	N/A	25.7%
Fund II	Jul-02	In Liquidation	—	—	35.5%
Fund III	Sep-04	In Liquidation	763	763	1.6%
Fund III Coinvestment	Nov-04	In Liquidation	40	41	1.2%
Fund IV	Mar-06	Jan-17	1,612	2,322	(0.9)%
Fund IV Coinvestment	Apr-06	Jan-17	315	348	(1.9)%
Fund V	May-07	Feb-18	4,499	4,263	7.0%
Fund V Coinvestment	Jul-07	Feb-18	425	491	(5.3)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	—	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	—	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	—	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	583	771	4.6%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	422	436	(0.4)%
MSR Opportunities Fund I A	Aug-12	Aug-22	177	228	14.4%
MSR Opportunities Fund I B	Aug-12	Aug-22	45	57	14.3%
MSR Opportunities Fund II A	Jul-13	Jul-23	133	45	13.2%
MSR Opportunities Fund II B	Jul-13	Jul-23	2	1	12.5%
MSR Opportunities MA I	Jul-13	Jul-23	31	10	13.3%
Italian NPL Opportunities Fund	Dec-13	Sep-24	20	11	(C)
Fortress Equity Partners	Mar-14	Mar-24	128	—	(C)

Continued on next page.

			AUM		Returns (B)
						Nine Months Ended
	Inception		September 30,		Inception	September 30,
Name of Fund	Date	Maturity Date (A)	2015	2014	to Date (D)	2015	2014
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$1,579	N/A	10.9%	9.5%
New Residential Investment Corp.	May-13	Permanent	2,689	1,366	N/A	14.0%	12.0%
Eurocastle Investment Limited	Oct-03	Permanent	605	510	N/A	6.8%	7.5%
New Media Investment Group Inc.	Feb-14	Permanent	637	505	N/A	8.5%	6.5%
New Senior Investment Group Inc.	Nov-14	Permanent	1,089	N/A	N/A	9.9%	N/A
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,196	451	N/A	10.3%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	193	223	6.0%	(18.1)%	(5.4)%
Fortress Macro Funds	May-09	Redeemable	564	1,537	2.9%	(17.5)%	(4.9)%
Fortress Macro MA1	Nov-11	Redeemable	185	304	5.7%	(5.1)%	(4.9)%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	322	480	1.6%	(4.8)%	1.8%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	175	455	1.9%	(5.5)%	1.7%
Fortress Asia Macro Funds (I)	Mar-11	Redeemable	(I)	2,793	(I)	(I)	(4.1)%
Fortress Convex Asia Funds	May-12	Redeemable	208	189	(3.4)%	1.9%	(4.3)%
Fortress Redwood Fund LTD	Aug- 13	Redeemable	680	582	(3.9)%	(10.2)%	(C)
Fortress Centaurus Global Funds	Jun-14	Redeemable	222	—	(3.4)%	(3.5)%	(C)

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,379	4,224	10.9%	4.9%	7.8%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,165	1,324	10.0%	0.7%	5.7%
Worden Fund	Jan-10	PE style redemption	225	223	10.1%	0.9%	5.9%
Worden Fund II	Aug-10	PE style redemption	37	38	8.2%	0.0%	4.6%
Japan Income Fund	Dec-13	Redeemable	94	14	(B)	(B)	(B)
Value Recovery Funds and related assets	(G)	Non-redeemable	150	309	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2015	2014	September 30, 2015
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$600	$575	24.7%
Credit Opportunities Fund II	Jul-09	Jul-22	517	576	16.8%
Credit Opportunities Fund III	Sep-11	Mar-24	1,794	1,624	10.8%
Credit Opportunities Fund IV	Feb-15	Feb-27	312	N/A	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,851	1,072	15.8%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	206	608	(C)
Long Dated Value Fund I	Apr-05	Apr-30	129	163	5.3%
Long Dated Value Fund II	Nov-05	Nov-30	118	121	3.7%
Long Dated Value Fund III	Feb-07	Feb-32	64	74	6.4%
LDVF Patent Fund	Nov-07	Nov-27	4	3	9.1%
Real Assets Fund	Jun-07	Jun-17	41	64	6.6%
Japan Opportunity Fund	Jun-09	Jun-19	172	316	32.3%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	424	714	21.3%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	450	668	23.5%
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	100	N/A	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	58	N/A	(C)
Net Lease Fund I	Jan-10	Dec-15	—	3	21.2%
Global Opportunities Fund	Sep-10	Sep-20	195	160	8.7%
Global Opportunities Fund II	Jul-15	Jul-26	42	N/A	(C)
Life Settlements Fund	Dec-10	Dec-22	93	91	(C)
Life Settlements Fund MA	Dec-10	Dec-22	8	7	(C)
Real Estate Opportunities Fund	May-11	Sep-24	130	165	14.8%
Real Estate Opportunities Fund II	May-14	May-27	1,000	31	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	41	41	11.9%
Subtotal - all funds			33,039	33,969
Managed accounts (I)			371	981
Affiliated Managers and Co-managed Funds (I)			7,474	N/A
Total - Alternative Investments			40,884	34,950
Logan Circle			33,446	31,096
Total (J)			$74,330	$66,046

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II, Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 82% of our alternative investment AUM as of September 30, 2015.

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

For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. In August 2015, FTAI declared its first dividend as a public company which represented a prorated quarterly dividend.

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

(I)
In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(J)
In addition to the funds listed, Fortress manages NIH (closed June 2015) and FPRF. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale) and FICO (Intrawest) had zero AUM or were closed as of September 30, 2015 and 2014, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below. Refer to Part I, Item 1, "Notes to Consolidated Financial Statements" for references to Notes in the table below.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2015	2014		$2015	2014	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$413,057	$403,890	$9,167	$134,414	$138,135	$(3,721)
Management fees: non-affiliates	45,657	52,112	(6,455)	15,400	16,774	(1,374)
Incentive income: affiliates	155,154	125,634	29,520	48,773	30,941	17,832
Incentive income: non-affiliates	735	1,030	(295)	439	343	96
Expense reimbursements: affiliates	168,544	153,448	15,096	59,988	50,600	9,388
Expense reimbursements: non-affiliates	9,573	9,931	(358)	2,757	4,869	(2,112)
Other revenues (affiliate portion disclosed in Note 6)	6,476	4,589	1,887	2,248	1,518	730
	799,196	750,634	48,562	264,019	243,180	20,839

Expenses
Compensation and benefits	547,023	543,882	3,141	169,027	187,249	(18,222)
General, administrative and other expense (including depreciation and amortization)	160,254	135,657	24,597	53,989	46,310	7,679
Interest expense	2,796	2,554	242	918	916	2
Transfer of interest in Graticule (see Note 1)	101,000	—	101,000	—	—	—
	811,073	682,093	128,980	223,934	234,475	(10,541)

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(15,114)	(30,108)	14,994	(39,888)	(23,917)	(15,971)
Tax receivable agreement liability adjustment	(7,890)	(4,036)	(3,854)	(390)	(4,036)	3,646
Earnings (losses) from equity method investees	(16,808)	81,750	(98,558)	(22,195)	38,928	(61,123)
Gain on transfer of Graticule (see Note 1)	134,400	—	134,400	—	—	—
	94,588	47,606	46,982	(62,473)	10,975	(73,448)

Income (Loss) Before Income Taxes	82,711	116,147	(33,436)	(22,388)	19,680	(42,068)
Income tax benefit (expense)	(16,784)	(16,934)	150	(3,584)	(3,024)	(560)
Net Income (Loss)	$65,927	$99,213	$(33,286)	$(25,972)	$16,656	$(42,628)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$42,149	$60,800	$(18,651)	$(11,727)	$12,623	$(24,350)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(6)	(1,885)	1,879	—	(2,042)	2,042
Net Income (Loss) Attributable to Class A Shareholders	23,784	40,298	(16,514)	(14,245)	6,075	(20,320)
	$65,927	$99,213	$(33,286)	$(25,972)	$16,656	$(42,628)

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

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital or book equity for the publicly traded permanent capital vehicles, (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle), (iv) or the AUM for Affiliated Managers and co-managed funds.

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Nine Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds (A)	Credit Hedge Funds (A)	Credit PE Funds	Logan Circle	Total
September 30, 2015	$9,582	$5,758	$3,712	$6,940	$7,780	$33,192	$66,964
September 30, 2014	$10,916	$3,971	$7,633	$6,012	$7,107	$28,052	$63,691

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds (A)	Credit Hedge Funds (A)	Credit PE Funds	Logan Circle	Total
September 30, 2015	$9,391	$6,922	$3,196	$7,657	$8,302	$33,505	$68,973
September 30, 2014	$10,145	$4,216	$7,698	$6,111	$6,961	$30,114	$65,245

(A)
In January 2015, the Fortress Asia Macro funds and related managed accounts were transferred to Graticule as part of our affiliated manager platform. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

We note that, in certain cases, there are timing differences between an event's impact on average AUM and its impact on management fees earned. For instance, AUM is adjusted upon the occurrence of a private equity fund's reset date, but management fees are not impacted until the next contractual management fee calculation date (generally semi-annual).

On October 13, 2015, Fortress announced that it will close the Fortress Macro Funds and related managed accounts. Fortress expects to return most capital to investors by the end of 2015, which will impact our AUM and operating results. The Fortress Macro Funds and related managed accounts had average fee paying AUM of $2,724.7 million and $3,576.5 million for nine months ended September 30, 2015 and 2014, respectively, and $2,234.5 million and $3,434.8 million for the three months ended September 30, 2015 and 2014, respectively. Total revenues for the Fortress Macro Funds and related managed accounts was $42.9 million and $59.0 million for the nine months ended September 30, 2015 and 2014, respectively, and $10.2 million and $18.7 million for the three months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, we had $20.6 billion and $21.3 billion, respectively, of incentive eligible NAV in the Fortress Funds above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. The decrease in the incentive eligible NAV in the Fortress Funds above their incentive income threshold was primarily driven by negative performance and redemptions in our liquid hedge fund and net investor distributions in our credit PE funds and partially offset by positive performance in our private equity funds, credit PE funds and permanent capital vehicles. As of September 30, 2015 and June 30, 2015 we had $20.6 billion and $21.2 billion, respectively, of incentive eligible NAV. The decrease in the incentive eligible NAV in the Fortress Funds was primarily driven by net investor distributions in our credit PE funds and negative performance in our private equity funds and was partially offset by positive performance in our credit PE funds. Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, and historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" and"— Assets Under Management-Redemptions" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 1,159 asset management employees as of September 30, 2014, to 1,202 asset management employees as of September 30, 2015. Additionally, as of September 30, 2015 we have 1,881 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,720 such employees as of September 30, 2014.

Revenues

Nine months ended September 30

Total revenues were $799.2 million for the nine months ended September 30, 2015, a net increase of $48.6 million, compared to $750.6 million for the nine months ended September 30, 2014.

The increase in revenues of $48.6 million was primarily attributable to (i) an increase of $29.5 million in incentive income from affiliates, (ii) an increase of $15.1 million in expense reimbursements from affiliates, (iii) an increase of $9.2 million in management fees from affiliates, and (iv) an increase of $1.9 million in other revenues. These increases were partially offset by (i) a decrease in management fees from non-affiliates of $6.5 million, (ii) a decrease in expense reimbursements from non-affiliates of $0.3 million and (iii) a decrease in incentive income from non-affiliates of $0.3 million.

The increase in incentive income from affiliates of $29.5 million was primarily attributable to a net increase of $64.5 million in incentive income earned from our credit PE funds, primarily as a result of non-clawbackable tax distributions and an increase in crystalized incentive income as a result of realization events during the nine months ended September 30, 2015 which resulted in the recognition of revenue as certain contingencies for repayment were resolved. These increases were partially offset by (i) a decrease of $22.1 million in incentive income recognized in the prior period from Fund II as a result of a realization event during the nine months ended September 30, 2014, which resulted in the recognition of revenue as certain contingencies for repayment were resolved, (ii) a net decrease of $9.0 million in incentive income recognized from our permanent capital vehicles, (iii) a decrease of $2.3 million in crystallized incentive income earned from our credit hedge funds and (iv) a decrease of $1.5 million in crystallized incentive income earned from our liquid hedge funds.

The increase in expense reimbursements from affiliates of $15.1 million was primarily related to an increase in operating expenses eligible for reimbursement from our businesses and an increase in expense reimbursements related to our senior living property manager for the nine months ended September 30, 2015 as compared to the prior period.

The increase in management fees from affiliates of $9.2 million was primarily due to (i) an increase of $38.7 million in management fees primarily related to our permanent capital vehicles, credit PE funds, credit hedge funds and Logan Circle as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $4.6 billion, (ii) a net increase of $18.8 million in management fees resulting from an increase of permanent capital vehicle options granted to Fortress during the nine months ended September 30, 2015 as compared to the prior period, (iii) $12.1 million of fees related to our affiliated manager platform which started in January 2015 and (iv) $6.2 million of management fees related to a co-management agreement which began in July 2015. These increases were partially offset by (i) a $38.8 million decrease in management fees as a result of a decrease of $2.5 billion in AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule and (ii) a $27.8 million decrease in management fees as a result of a decrease in the average management fee paying AUM, based on a simple quarterly average, of $2.0 billion in our private equity funds and liquid hedge funds.

The decrease in management fees from non-affiliates of $6.5 million was primarily related to (i) a decrease of $7.6 million in management fees from our liquid hedge fund and private equity managed accounts as a result of decreases in the average management fee paying AUM, based on a simple quarterly average, of $0.6 billion, (ii) a $3.6 million decrease in management fees as result of a transfer of $0.3 billion in average management fee paying AUM relating to the Fortress Asia Macro Fund managed accounts which transitioned to Graticule and (iii) a decrease of $1.0 million in management fees earned from certain investments in one of our permanent capital vehicles. These decreases were partially offset by an increase of $5.8 million related to Logan Circle as a result of an increase in average management fee paying AUM of $3.9 billion.

Expenses

Nine months ended September 30

Expenses were $811.1 million, including a non-cash expense of $101.0 million relating to the transfer of an interest in Graticule, for the nine months ended September 30, 2015, a net increase of $129.0 million, compared to $682.1 million for the nine months ended September 30, 2014.  Excluding the Graticule transfer, expenses were $710.1 million for the nine months ended September 30, 2015, a net increase of $28.0 million, compared to $682.1 million for the nine months ended September 30, 2014.  The increase in expenses was primarily due to an increase in general, administrative and other expenses (including depreciation and amortization) of $24.6 million and an increase in compensation and benefits of $3.1 million.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $19.9 million in depreciation and amortization expenses of which $18.2 million was related to the impairment of certain technology and software related assets in the liquid hedge fund business for nine months ended September 30, 2015, (ii) an increase of $3.1 million in professional fees, and (iii) an increase of $1.8 million in general and other expenses.

Total compensation and benefits increased primarily due to (i) a $24.1 million increase in profit-sharing expenses primarily related to our credit PE funds and Principal Performance Payments in our private equity and credit businesses, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $11.2 million increase in other payroll taxes and benefits as a result of an increase in headcount, (iii) a $3.0 million increase in equity based compensation, and (iv) a $2.2 million increase in discretionary bonus accruals.  These increases were partially offset by a $37.4 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds and permanent capital vehicles, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

Revenues

Three months ended September 30

Total revenues were $264.0 million for the three months ended September 30, 2015, a net increase of $20.8 million, compared to $243.2 million for the three months ended September 30, 2014.

The increase in revenues of $20.8 million was primarily attributable to (i) an increase of $17.8 million in incentive income from affiliates, (ii) an increase of $9.4 million in expense reimbursements from affiliates and (iii) a $0.7 million increase in other revenues. These increases were partially offset by decreases of (i) $3.7 million and $1.4 million in management fees from affiliates and non-affiliates, respectively, and (ii) a $2.1 million decrease in expense reimbursements from non-affiliates.

The increase in incentive income from affiliates of $17.8 million was primarily attributable to a net increase of $36.7 million in incentive income earned from our credit PE funds, primarily as a result of non-clawbackable tax distributions and an increase in crystalized incentive income as a result of realization events during the three months ended September 30, 2015 which resulted in the recognition of revenue as certain contingencies for repayment were resolved. These increases were partially offset by (i) a net decrease of $11.6 million in incentive income recognized from our permanent capital vehicles, (ii) a decrease of $6.8 million in crystallized incentive income earned from our credit hedge funds and (iii) a $0.5 million net decrease in incentive income recognized from our liquid hedge funds.

The increase in expense reimbursements from affiliates of $9.4 million was primarily related to an increase in operating expenses eligible for reimbursement from our businesses and an increase in expense reimbursements related to our senior living property manager for the three months ended September 30, 2015 as compared to the prior period.

The decrease in management fees from affiliates of $3.7 million was primarily related to (i) a $13.7 million decrease in management fees as a result of a decrease of $2.8 billion in average management fee paying AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule, (ii) a $6.6 million decrease in management fees as a result of a decrease in the average management fee paying AUM, based on a simple quarterly average, of $1.7 billion in our private equity funds and liquid hedge funds and (iii) a net decrease of $4.7 million in management fees related to permanent capital vehicle options granted to Fortress during the three months ended September 30, 2015 as compared to the prior period. These decreases are partially offset by (i) a net increase of $10.9 million in management fees primarily related to permanent capital vehicles, credit PE funds, and credit hedge funds as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $5.5 billion, (ii) $6.2 million of management fees related to a co-management agreement which began in July 2015 and (iii) $4.4 million of management fees related to our affiliated manager platform which started in January 2015.

The decrease in management fees from non-affiliates of $1.4 million was primarily related to (i) a decrease of $1.5 million from our liquid hedge fund managed accounts as a result of a decrease in average management fee paying AUM, based on a simple quarterly average of $0.4 billion, (ii) a $1.3 million decrease in management fees as a result of the transfer of $0.3 billion in AUM relating to the Fortress Asia Macro Fund managed accounts which transitioned to Graticule and (iii) a decrease of $0.3 million in management fees earned from certain investments in one of our permanent capital vehicles. These decreases were partially offset by an increase of $1.7 million related to Logan Circle as a result of an increase in average management fee paying AUM of $2.5 billion.

The decrease in expense reimbursements from non-affiliates of $2.1 million was primarily related to a decrease in operating expenses eligible for reimbursements, primarily related to our liquid hedge fund managed accounts.

Expenses

Three months ended September 30

Expenses were $223.9 million for the three months ended September 30, 2015, a net decrease of $10.5 million, compared to $234.5 million for the three months ended September 30, 2014.  The decrease in expenses is primarily due to a decrease in compensation and benefits of $18.2 million partially offset by an increase in general, administrative and other expenses (including depreciation and amortization) of $7.7 million.

Total compensation and benefits decreased primarily due to (i) a $24.7 million decrease in profit-sharing expenses primarily related to our credit hedge funds, liquid hedge funds and permanent capital vehicles, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $5.9 million decrease in discretionary bonus accruals, and (iii) a $4.1 million decrease in equity based compensation.  These decreases were partially offset by a $10.9 million increase in profit-sharing expenses primarily related to our credit PE funds and Principal Performance Payments in our private equity and credit businesses, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods and (ii) a $5.6 million increase in other payroll taxes and benefits as a result of an increase in headcount.

The increase in general, administrative and other expenses was primarily due to an increase of $11.1 million in depreciation and amortization expenses, of which $10.7 million was related to the impairment of certain technology and software related assets in the liquid hedge fund business for the three months ended September 30, 2015 and which was partially offset by a $1.4 decrease in professional fees and a $2.0 million decrease in general and other expenses.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2015 of $91.2 million with a weighted average recognition period of 4.1 years.

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

Other Income (Loss)

Nine months ended September 30

Other Income (Loss) was $94.6 million, including a non-cash gain of $134.4 million relating to the transfer of Graticule, for the nine months ended September 30, 2015, a net increase of $47.0 million, compared to $47.6 million for the nine months ended September 30, 2014. Excluding the Graticule transfer, Other Income (Loss) was $(39.8) million for the nine months ended September 30, 2015, a net decrease of $87.4 million, compared to $47.6 million for the nine months ended September 30, 2014. The net decrease of $87.4 million was primarily related to (i) a net decrease of $98.6 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds, credit PE funds and Affiliated Managers for the nine months ended September 30, 2015 as compared to the prior period, (ii) a net decrease in realized and unrealized gains of $5.8 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the nine months ended September 30, 2015, as compared to the prior period and (iii) the recognition of a $7.9 million expense associated with an increase in the tax receivable agreement liability for the nine months ended September 30, 2015, as compared to $4.0 million in the prior period. These losses were partially offset by (i) a decrease in net realized and unrealized losses of $15.3 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the nine months ended September 30, 2015 as compared to the prior period and (ii) a decrease in losses of $6.1 million related to our holdings of digital currency.

Three months ended September 30

Other Income (Loss) was $(62.5) million, for the three months ended September 30, 2015, a net decrease of $73.4 million, compared to $11.0 million for the three months ended September 30, 2014. The net decrease of $73.4 million is primarily related to (i) a net decrease of $61.1 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds, credit PE funds and Affiliated Managers for the three months ended September 30, 2015 as compared to the prior period, (ii) a net realized and unrealized loss of $2.5 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended September 30, 2015, as compared to a net realized and unrealized gain of $12.0 million in the prior period, resulting in a net decrease of $14.5 million and (iii) a net decrease in realized and unrealized losses of $8.5 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity companies for the three months ended September 30, 2015, as compared to the prior period. These decreases were partially offset by (i) a decrease in losses of $5.0 million related to our holdings of digital currency and (ii) a net decrease in expense of $3.6 million associated with the tax receivable agreement liability for the three months ended September 30, 2015 as compared to the prior period.

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

For the nine months ended September 30, 2015 and 2014, Fortress recognized income tax expense of $16.8 million and $16.9 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

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

For the three months ended September 30, 2015 and 2014, Fortress recognized income tax benefit of $3.6 million and income tax expense of $3.0 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Nine Months Ended September 30, 2015 vs. 2014
Change in pre-tax income applicable to Class A Shareholders (A)	$(6,475)
Change in foreign and state income taxes (B)	(7,602)
Change in mix of business (C)	786
Change in deferred tax asset valuation allowance and related adjustments (D)	11,948
Tax receivable agreement liability adjustment (E)	1,350
Change in tax credits and other deductions	(157)
Total change (F)	$(150)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
The primary driver of the decrease from 2014 to 2015 was the change in state and local tax rate primarily related to enacted legislative changes to New York City corporate taxation, which increased the value of certain future tax benefits. This decrease was partially offset by an increase in foreign taxes due to an increase in foreign-sourced income.

(C)
For the nine months ended September 30, 2014, the amount of income passed through to shareholders was higher when compared to the nine months ended September 30, 2015, resulting in an increase in income tax expense in 2015. In 2015, we generated less unrealized gains and certain other income, which is passed directly to shareholders, resulting in an increase in income tax expense.

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

Non-controlling Interests in Income (Loss)

Nine months ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $60.8 million to $42.1 million, a decrease of $18.7 million, primarily attributable to (i) a decrease of $15.7 million in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee and (ii) a $3.0 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The $15.7 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee was primarily a result of a $29.9 million decrease in Fortress shareholders' net income in Fortress Operating Group during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Three months ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $12.6 million to $(11.7) million, a decrease of $24.4 million, primarily attributable to (i) a decrease of $23.4 million in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee and (ii) a $1.3 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The $23.4 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee was primarily a result of a $44.3 million decrease in Fortress shareholders' net income in Fortress Operating Group during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. These decreases were partially offset by an increase of $0.3 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the delivery of restricted stock awards.

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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$86,891	$104,552	$(17,661)	$28,515	$33,638	$(5,123)
Incentive Income	—	2,854	(2,854)	—	—	—
Segment revenues — total	$86,891	$107,406	$(20,515)	$28,515	$33,638	$(5,123)
Pre-tax distributable earnings	$44,851	$163,851	$(119,000)	$15,691	$18,701	$(3,010)

Nine months ended September 30

Pre-tax distributable earnings decreased by $119.0 million primarily due to:

Revenues

Management fees were $86.9 million for the nine months ended September 30, 2015, a net decrease of $17.7 million, compared to $104.6 million for the nine months ended September 30, 2014. Management fees decreased by $17.7 million primarily due to (i) a decrease of $17.0 million in management fees primarily from Fund III, Fund III Co, Fund IV, Fund IV Co, FHIF and Fund V Co as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the nine months ended September 30, 2015 as compared to the prior period and (ii) a decrease of $6.6 million in management fees due to the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by (i) an increase of $5.4 million in management fees primarily from Fund V as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the nine months ended September 30, 2015 as compared to the prior period and (ii) an increase of $0.8 million in management fees from Fortress Equity Partners.

There was no incentive income for the nine months ended September 30, 2015, compared to $2.9 million of incentive income recognized for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the incentive income was due to a $2.0 million reversal of the Fund II clawback reserve, as well as $0.9 million in incentive income earned from a realization event in Fund II.

Expenses

Expenses were $42.1 million for the nine months ended September 30, 2015, a net increase of $4.0 million, compared to $38.1 million for the nine months ended September 30, 2014.  The net increase of $4.0 million in expenses was primarily attributable to (i) a net increase of $3.9 million in compensation and benefits expense and (ii) an increase of $0.1 million in general and administrative and corporate allocable expenses for the nine months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was $0.1 million for the nine months ended September 30, 2015, a net decrease of $94.5 million, compared to $94.6 million for the nine months ended September 30, 2014. Net investment income for the nine months ended September 30, 2014 was primarily attributable to (i) $49.9 million in distributions from realization events primarily from FRIC, FRID and the Mortgage Opportunities Funds I and II and (ii) a $45.9 million gain related to the sale of our GAGFAH stock. These amounts were partially offset by a $1.4 million realized loss on foreign currency hedges related to the Euro for the nine months ended September 30, 2014.

Three months ended September 30

Pre-tax distributable earnings decreased by $3.0 million primarily due to:

Revenues

Management fees were $28.5 million for the three months ended September 30, 2015, a net decrease of $5.1 million, compared to $33.6 million for the three months ended September 30, 2014. Management fees decreased by $5.1 million primarily due to a decrease of $6.8 million in management fees primarily from Fund III, Fund IV, Fund IV Co, FHIF and Fund V Co as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of fees for the three months ended September 30, 2015 as compared to the prior period. This decrease was partially offset by (i) an increase of $1.0 million in management fees from Fund V primarily as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the three months ended September 30, 2015 as compared to the prior period and (ii) an increase of $0.6 million in management fees primarily from Fortress Equity Partners.

There was no incentive income for the three months ended September 30, 2015 and 2014.

Expenses

Expenses were $12.9 million for the three months ended September 30, 2015, a net decrease of $2.1 million, compared to $15.0 million for the three months ended September 30, 2014.  The net decrease of $2.1 million in expenses was primarily attributable to (i) a net decrease of $1.7 million in general and administrative and corporate allocable expenses for the three months ended

September 30, 2015, as compared to the prior period and (ii) a $0.4 million net decrease in compensation and benefits expense for the three months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$68,827	$50,434	$18,393	$27,118	$17,934	$9,184
Incentive Income	75,517	40,676	34,841	(1,476)	15,936	(17,412)
Segment revenues — total	$144,344	$91,110	$53,234	$25,642	$33,870	$(8,228)
Pre-tax distributable earnings	$74,364	$25,901	$48,463	$8,282	$7,133	$1,149

Nine months ended September 30

Pre-tax distributable earnings increased by $48.5 million primarily due to:

Revenues

Management fees were $68.8 million for the nine months ended September 30, 2015, a net increase of $18.4 million, compared to $50.4 million for the nine months ended September 30, 2014. Management fees increased by $18.4 million primarily due to (i) a $10.2 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014 as well as an increase in average AUM as a result of equity raised, (ii) an $8.9 million increase in management fees primarily due to an increase in New Residential average AUM as a result of equity raised, (iii) a $3.3 million increase in management fees due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised, (iv) a $7.0 million increase due to an increase in AUM as a result of capital called from investors in WWTAI and a new management agreement as a result of the FTAI IPO, and (v) a $1.4 million increase in Blue Harbor management fees due to an increase in the number of properties managed by Blue Harbor. These increases were partially offset by (i) a decrease of $8.8 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-offs of New Media and New Senior and (ii) a $3.7 million decrease in Eurocastle management fees.

Incentive income was $75.5 million for the nine months ended September 30, 2015, a net increase of $34.8 million, compared to $40.7 million of incentive income recognized for the nine months ended September 30, 2014. Incentive income increased by $34.8 million as a result of (i) an increase of $52.7 million related to the exercise of our options in New Residential, (ii) $8.7 million in incentive income related to New Media for the nine months ended September 30, 2015 and (iii) $2.0 million in incentive income related to Eurocastle for the nine months ended September 30, 2015. These increases were partially offset by (i) a decrease of $24.7 million in incentive income related to New Residential for the nine months ended September 30, 2015 and (ii) a decrease of $4.0 million related to the exercise of a portion of our options in Newcastle.

Expenses

Expenses were $71.2 million for the nine months ended September 30, 2015, a net increase of $4.4 million, compared to $66.8 million for the nine months ended September 30, 2014. The increase of $4.4 million in expenses was primarily attributable to (i) an increase of $10.1 million in accruals for Principal Performance Payments as compared to the prior period and (ii) a $0.6 million net increase in compensation and benefits expense, as compared to the prior period. This increase was partially offset by a decrease of $6.4 million in profit sharing expense.

Net Investment Income

Net investment income was $1.2 million for the nine months ended September 30, 2015, a net decrease of $0.4 million, compared to $1.6 million for the nine months ended September 30, 2014.

Three months ended September 30

Pre-tax distributable earnings increased by $1.1 million primarily due to:

Revenues

Management fees were $27.1 million for the three months ended September 30, 2015, a net increase of $9.2 million, compared to $17.9 million for the three months ended September 30, 2014. Management fees increased by $9.2 million primarily due to (i) a $4.8 million increase in management fees primarily due to an increase in New Residential average AUM as a result of equity raises, (ii) a $4.1 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014 as well as increase in average AUM as a result of equity raised, (iii) a $2.9 million increase related to a new management agreement as a result of the FTAI IPO, (iv) a $0.9 million increase in management fees from New Media due to an increase in average AUM as a result of equity raises and (v) a $0.4 million increase in Blue Harbor management fees due to an increase in revenues from the properties. These increases were partially offset by (i) a decrease of $3.0 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-off of New Senior and (ii) a $1.0 million net decrease in Eurocastle management fees.

Incentive income (loss) was $(1.5) million for the three months ended September 30, 2015, a net decrease of $17.4 million, compared to $15.9 million of incentive income recognized for the three months ended September 30, 2014. Incentive income decreased by $17.4 million primarily as a result of (i) a decrease of $15.2 million in incentive income related to New Residential, including a reversal of prior recognized incentive income, (ii) a decrease of $3.3 million related to the exercise of a portion of our options in Newcastle, (iii) a decrease of $3.1 million related to the exercise of our options in New Residential and (iv) a decrease of $0.2 million from FTAI. These decreases were partially offset by (i) an increase of $3.6 million in incentive income related to New Media and (ii) $0.8 million in incentive income related to Eurocastle for the three months ended September 30, 2015.

Expenses

Expenses were $17.8 million for the three months ended September 30, 2015, a net decrease of $9.5 million, compared to $27.3 million for the three months ended September 30, 2014. The decrease of $9.5 million in expenses was primarily attributable to (i) a decrease of $8.3 million in profit sharing expense related to the decrease in the incentive income described above, (ii) a $2.5 million net decrease in compensation and benefits expense, as compared to the prior period and (iii) a net decrease of $1.2 million in general and administrative and corporate allocable expenses. These decreases were partially offset by an increase of $2.4 million in accruals for Principal Performance Payments for the three months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was $0.5 million for the three months ended September 30, 2015, a net decrease of $0.1 million, compared to $0.6 million for the three months ended September 30, 2014.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$55,385	$103,373	$(47,988)	$15,704	$33,733	$(18,029)
Incentive Income	450	2,627	(2,177)	395	1,339	(944)
Segment revenues — total	$55,835	$106,000	$(50,165)	$16,099	$35,072	$(18,973)
Pre-tax distributable earnings (loss)	$(1,164)	$12,191	$(13,355)	$(4,492)	$(5,006)	$514

Nine months ended September 30

Pre-tax distributable earnings decreased by $13.4 million primarily due to:

Revenues

Management fees were $55.4 million for the nine months ended September 30, 2015, a net decrease of $48.0 million, compared to $103.4 million for the nine months ended September 30, 2014. Management fees decreased by $48.0 million primarily due to (i) a $42.4 million decrease in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) a $16.1 million decrease in management fees earned from Fortress Macro Funds and its managed accounts related to a decrease in AUM and (iii) a $3.7 million decrease related to Fortress Partners Fund management fees related to a decrease in AUM. These decreases were partially offset by (i) $12.1 million in fees related to our affiliated manager platform and (ii) a $2.1 million net increase in management fees primarily related to Fortress Redwood Fund, Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

Incentive income, which is determined on a fund-by-fund basis, was $0.5 million for nine months ended September 30, 2015, a net decrease of $2.1 million, compared to $2.6 million for the nine months ended September 30, 2014. Incentive income decreased by $2.1 million primarily due to decreases of $1.4 million, $0.6 million and $0.4 million in the incentive income generated by the Drawbridge Global Macro Funds, Fortress Macro Funds (including related managed accounts), and Fortress Asia Macro Funds (including related managed accounts), respectively. These decreases were partially offset by a net increase of $0.3 million of incentive fees related to Fortress Convex Asia Funds, Fortress Partners Fund, Fortress Redwood Fund and Fortress Centaurus Global Funds.

Expenses

Expenses were $69.6 million for the nine months ended September 30, 2015, a net decrease of $17.8 million, compared to $87.4 million for the nine months ended September 30, 2014. The decrease of $17.8 million in expenses was primarily attributable to (i) a decrease of $17.0 million in profit sharing compensation expense primarily due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015 and a decrease in operating results of our liquid hedge funds business for the nine months ended September 30, 2015 as compared to the prior period, (ii) a decrease of $16.7 million in net compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015 and other decreases in headcount and (iii) a decrease of $1.3 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $17.1 million in general and administrative expenses and corporate allocable expenses, primarily related to an impairment of $18.2 million of certain software and technology-related assets for the nine months ended September 30, 2015.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $10.5 million for the nine months ended September 30, 2015, related to our interests in Affiliated Managers which commenced during January 2015.

Net Investment Income

Net investment income (loss) was $2.1 million for the nine months ended September 30, 2015, an increase of $8.5 million, compared to $(6.4) million for the nine months ended September 30, 2014. Net investment income increased by $8.5 million primarily due to (i) an increase of $4.6 million in distribution of earnings from realization events in special investments in our liquid hedge funds for the nine months ended September 30, 2015, as compared to the prior period, (ii) a $4.3 million decrease in the amount of impairment on Fortress's holdings of digital currencies for the nine months ended September 30, 2015, as compared to the prior period and (iii) a $1.3 million net decrease in losses from our investments in our liquid hedge funds for the nine months ended September 30, 2015, as compared to the prior period. The increase in net investment income was partially offset by a $1.7 million increase in impairment charges with respect to our special investments in our liquid hedge funds.

Three months ended September 30

Pre-tax distributable (loss) decreased by $0.5 million primarily due to:

Revenues

Management fees were $15.7 million for the three months ended September 30, 2015, a net decrease of $18.0 million, compared to $33.7 million for the three months ended September 30, 2014. Management fees decreased by $18.0 million primarily due to

(i) a $15.0 million decrease in management fees earned from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) a $6.4 million decrease in management fees earned from Fortress Macro Funds and its managed accounts related to a decrease in AUM and (iii) a $1.3 million decrease related to Fortress Partners Fund management fees related to a decrease in AUM. These decreases were partially offset by (i) $4.4 million in fees related to our affiliated manager platform and (ii) a $0.3 million net increase in management fees primarily related to Fortress Redwood Fund, Fortress Convex Asia Funds and Fortress Centaurus Global Funds.

Incentive income, which is determined on a fund-by-fund basis, was $0.4 million for three months ended September 30, 2015, a decrease of $0.9 million, compared to a $1.3 million of incentive income for the three months ended September 30, 2014. Incentive income decreased by $0.9 million primarily due to decreases of $0.6 million, $0.4 million and $0.4 million in the incentive income generated by the Drawbridge Global Macro Funds, Fortress Macro Funds (including related managed accounts) and Fortress Asia Macro Funds (including related managed accounts), respectively. These decreases were partially offset by a net increase of $0.4 million of incentive fees related to Fortress Convex Asia Funds and Fortress Partners Fund.

Expenses

Expenses were $21.3 million for the three months ended September 30, 2015, a net decrease of $9.7 million, compared to $31.0 million for the three months ended September 30, 2014. The decrease of $9.7 million in expenses was primarily attributable to (i) a decrease of $10.0 million in profit sharing compensation expense as a result of a decrease in the operating results of our liquid hedge funds business for the three months ended September 30, 2015, as compared to the prior period and (ii) a decrease of $7.4 million in compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule and other decreases in headcount. These decreases were partially offset by a net increase of $7.9 million in general and administrative expenses and corporate allocable expenses, primarily related to an impairment of $10.7 million of certain software and technology-related assets, for the three months ended September 30, 2015.

Earnings from Affiliated Managers

Earnings (losses) from Affiliated Managers were $2.8 million for the three months ended September 30, 2015, related to our interests in Affiliated Managers which commenced in January 2015.

Net Investment Income

Net investment income (loss) was $(2.1) million for the three months ended September 30, 2015, a net decrease in loss of $6.9 million, compared to (loss) of $(9.1) million for the three months ended September 30, 2014. Net investment loss decreased by $6.9 million primarily due to (i) a $5.8 million impairment of Fortress's holdings of digital currencies for the three months ended September 30, 2014, (ii) a $1.7 million decrease in the amount of impairment with respect to our special investments in our liquid hedge funds and (iii) a $1.2 million net decrease in losses from our investments in our liquid hedge funds for the three months ended September 30, 2015, as compared to the prior period. The decrease in net investment loss was partially offset by a decrease of $1.7 million in distribution of earnings from realization events in special investments in our liquid hedge funds for the three months ended September 30, 2015, as compared to the prior period.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment revenues
Management Fees	$95,726	$84,129	$11,597	$36,216	$28,796	$7,420
Incentive Income	74,183	102,977	(28,794)	1,309	28,846	(27,537)
Segment revenues — total	$169,909	$187,106	$(17,197)	$37,525	57,642	$(20,117)
Pre-tax distributable earnings	$70,769	$72,626	$(1,857)	$12,855	$17,968	$(5,113)

Nine months ended September 30

Pre-tax distributable earnings decreased by $1.9 million primarily due to:

Revenues

Management fees were $95.7 million for the nine months ended September 30, 2015, a net increase of $11.6 million, compared to $84.1 million for the nine months ended September 30, 2014. Management fees increased by $11.6 million primarily due to (i) $7.0 million in fees related to a co-management agreement which began in July 2015 and (ii) a $4.9 million increase in management fees from the Drawbridge Special Opportunities Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $74.2 million for the nine months ended September 30, 2015, a net decrease of $28.8 million, compared to $103.0 million for the nine months ended September 30, 2014. Incentive income decreased by $28.8 million primarily due to decreases of $31.6 million and $2.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the nine months ended September 30, 2015 as compared to the prior period. These decreases were partially offset by (i) a $5.1 million increase in incentive income from other investments and (ii) $0.3 million in incentive income from Fortress Japan Income Fund for the nine months ended September 30, 2015.

Expenses

Expenses were $100.7 million for the nine months ended September 30, 2015, a net decrease of $11.6 million, compared to $112.3 million for the nine months ended September 30, 2014. The decrease of $11.6 million in expenses was primarily attributable to a decrease of $17.4 million in profit sharing compensation expense related to the decrease in incentive income described above. This decrease was partially offset by (i) an increase of $3.2 million in general and administrative expenses and corporate allocable expenses and (ii) a $3.1 million net increase in compensation and benefits expense, as a result of an increase in headcount, for the nine months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $1.5 million for the nine months ended September 30, 2015, a net increase of $3.7 million, compared to $(2.2) million for the nine months ended September 30, 2014. Net investment income increased by $3.7 million primarily due to a $4.3 million decrease in the amount of impairment on Fortress's holdings of digital currencies for the nine months ended September 30, 2015, as compared to the prior period. This increase was partially offset by a decrease of $0.6 million in earnings from our investments in our credit hedge funds for the nine months ended September 30, 2015, as compared to the prior period.

Three months ended September 30

Pre-tax distributable earnings decreased by $5.1 million primarily due to:

Revenues

Management fees were $36.2 million for the three months ended September 30, 2015, a net increase of $7.4 million, compared to $28.8 million for the three months ended September 30, 2014. Management fees increased by $7.4 million primarily due to (i) $7.0 million in fees related to a co-management agreement which began in July 2015 and (ii) a $0.4 million increase in management fees from the Drawbridge Special Opportunities Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $1.3 million for the three months ended September 30, 2015, a net decrease of $27.5 million, compared to $28.8 million for the three months ended September 30, 2014. Incentive income decreased by $27.5 million primarily due to decreases of $26.7 million and $1.0 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the three months ended September 30, 2015, as compared to the prior period. These decreases were partially offset by $0.3 million in incentive income from Fortress Japan Income Fund for the three months ended September 30, 2015.

Expenses

Expenses were $25.2 million for the three months ended September 30, 2015, a net decrease of $9.6 million, compared to $34.8 million for the three months ended September 30, 2014. The decrease of $9.6 million in expenses was primarily attributable to (i) a decrease of $12.6 million in profit sharing expense for the three months ended September 30, 2015, as compared to the prior period and (ii) a decrease of $0.6 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $1.6 million in general and administrative expenses and certain corporate allocable expenses and a net increase of $2.1 million in compensation and benefits expense as a result of an increase in headcount, for the three months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.5 million for the three months ended September 30, 2015, a net increase of $5.4 million, compared to $(4.9) million for the three months ended September 30, 2014. Net investment income increased by $5.4 million primarily due to a $5.8 million impairment of Fortress's holdings of digital currencies for the three months ended September 30, 2014. The increase in net investment income was partially offset by a decrease of $0.4 million in earnings from our investments in our credit hedge funds for the three months ended September 30, 2015, as compared to the prior period.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment Revenues
Management Fees	$86,431	$71,898	$14,533	$28,986	$23,571	$5,415
Incentive Income	153,924	120,261	33,663	70,301	41,489	28,812
Segment revenues — total	$240,355	$192,159	$48,196	$99,287	$65,060	$34,227
Pre-tax distributable earnings	$77,012	$54,021	$22,991	$38,398	$18,044	$20,354

Nine months ended September 30

Pre-tax distributable earnings increased by $23.0 million primarily due to:

Revenues

Management fees were $86.4 million for the nine months ended September 30, 2015, a net increase of $14.5 million, compared to $71.9 million for the nine months ended September 30, 2014. Management fees increased by $14.5 million primarily due to (i) an increase of $10.7 million related to Real Estate Opportunities Fund II, which commenced in May 2014, (ii) an increase of $9.5 million from the Credit Opportunities Fund III and its managed accounts primarily due to net capital calls made after the third quarter of 2014, (iii) an increase of $2.7 million from the Credit Opportunities Fund IV and its managed accounts and (iv) an increase of $1.6 million from Japan Opportunities Funds III, which commenced earning fees in February 2015. These increases in management fees were partially offset by a decrease of $9.6 million in management fees related to Japan Opportunities Funds I and II, Global Opportunities Fund, Credit Opportunities Fund II and related managed accounts, Long Dated Value Funds, Real Assets Fund and Credit Opportunities Fund I and related managed accounts.

Incentive income was $153.9 million for the nine months ended September 30, 2015, a net increase of $33.7 million, compared to $120.3 million for the nine months ended September 30, 2014. Incentive income increased by $33.7 million primarily due to increases of $35.0 million, $5.2 million and $1.9 million in incentive income generated by Credit Opportunities Funds and its managed accounts, Japan Opportunities Funds II and Real Assets Fund, respectively, as compared to the prior period. These increases were partially offset by decreases of $5.5 million, $1.8 million and $1.3 million in incentive income generated by Net Lease Fund, Japan Opportunities Fund I and Long Dated Value Funds, respectively, as compared to the prior period.

Expenses

Expenses were $172.7 million for the nine months ended September 30, 2015, a net increase of $28.4 million, compared to $144.3 million for the nine months ended September 30, 2014. The increase of $28.4 million in expenses was primarily attributable to (i) an increase of $16.7 million in profit sharing compensation expense related to the recognition of incentive income described above, (ii) an increase of $4.7 million in general and administrative expenses and certain corporate allocable expenses (iii) an increase of $2.1 million in accruals for Principal Performance Payments and (iv) a net increase of $4.9 million in compensation and benefits expense as a result of an increase in headcount, for the nine months ended September 30, 2015, as compared to the prior period.

Net Investment Income

Net investment income was $9.4 million for the nine months ended September 30, 2015, a net increase of $3.2 million, compared to $6.2 million for the nine months ended September 30, 2014. Net investment income increased by $3.2 million primarily due to (i) the recognition of $1.3 million due to a realized gain on foreign currency hedges, (ii) an increase of $1.2 million in distributions of earnings related to realization events in our credit private equity funds and (iii) an increase of $0.8 million from affiliate interest income for the nine months ended September 30, 2015, as compared to the prior period.

Three months ended September 30

Pre-tax distributable earnings increased by $20.4 million primarily due to:

Revenues

Management fees were $29.0 million for the three months ended September 30, 2015, a net increase of $5.4 million, compared to $23.6 million for the three months ended September 30, 2014. Management fees increased by $5.4 million primarily due to a net increase of (i) $2.7 million related to Credit Opportunities Fund III and its managed accounts, (ii) $2.7 million related to Real Estate Opportunities Fund II, (iii) $1.7 million related to Credit Opportunities Fund IV and its managed accounts and (iv) $1.3 million related to Japan Opportunities Funds III, each as compared to the prior period. These increases were offset by a decrease of $2.6 million in management fees related to Japan Opportunities Funds I and II, as compared to the prior period.

Incentive income was $70.3 million for the three months ended September 30, 2015, a net increase of $28.8 million, compared to $41.5 million for the three months ended September 30, 2014. Incentive income increased by $28.8 million primarily due to increases of $26.1 million, $2.0 million and $0.9 million in incentive income generated by the Credit Opportunities Funds and its managed accounts, Japan Opportunities Funds I and II and Real Assets Fund, respectively. These increases were partially offset by a decrease of $0.1 million in incentive income from the Long Dated Value Funds.

Expenses

Expenses were $66.4 million for the three months ended September 30, 2015, a net increase of $17.4 million, compared to $49.0 million for the three months ended September 30, 2014. The increase of $17.4 million in expenses was primarily attributable to (i) an increase of $14.5 million in profit sharing compensation expense related to the recognition of incentive income described above, (ii) an increase of $1.1 million in general and administrative expenses and certain corporate allocable expenses and (iii) an increase of $1.3 million in accruals for Principal Performance Payments, compared to the prior period.

Net Investment Income

Net investment income was $5.5 million for the three months ended September 30, 2015, a net increase of $3.5 million, compared to $2.0 million for the three months ended September 30, 2014. Net investment income increased by $3.5 million primarily due to (i) a $1.7 million increase in distributions of earnings related to realization events in our credit private equity funds for the three months ended September 30, 2015, as compared to the prior period and (ii) the recognition of $1.3 million due to a realized gain on foreign currency hedges.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Segment Revenues
Management Fees	$40,364	$34,328	$6,036	$13,831	$12,280	$1,551
Incentive Income	46	178	(132)	(65)	178	(243)
Segment revenues — total	$40,410	$34,506	$5,904	$13,766	$12,458	$1,308
Pre-tax distributable earnings (loss)	$(1,595)	$(4,476)	$2,881	$(5)	$(1,804)	$1,799

Nine months ended September 30

Pre-tax distributable (loss) decreased by $2.9 million primarily due to:

Revenues

Management fees were $40.4 million for the nine months ended September 30, 2015, a net increase of $6.0 million, compared to $34.3 million for the nine months ended September 30, 2014. Management fees increased by $6.0 million due to an increase in average AUM as a result of net client inflows.

Incentive income was less than $0.1 million for the nine months ended September 30, 2015, a net decrease of $0.1 million, compared to $0.2 million of income for the nine months ended September 30, 2014. Incentive income decreased by $0.1 million primarily as a result of lower returns for a certain managed account.

Expenses

Expenses were $41.3 million for the nine months ended September 30, 2015, a net increase of $1.6 million, compared to $39.7 million for the nine months ended September 30, 2014. The increase of $1.6 million in expenses was primarily attributable to an increase of $2.2 million in general and administrative expenses and corporate allocable expenses, partially offset by a decrease of $0.6 million in compensation and benefits expense.

Net Investment Income

Net investment income (loss) was $(0.7) million for the nine months ended September 30, 2015, a decrease of $1.4 million, compared to net investment income of $0.7 million for the nine months ended September 30, 2014. Net investment income decreased by $1.4 million primarily due to losses from our investments in certain Logan Circle funds.

Three months ended September 30

Pre-tax distributable (loss) decreased by $1.8 million primarily due to:

Revenues

Management fees were $13.8 million for the three months ended September 30, 2015, a net increase of $1.6 million, compared to $12.3 million for the three months ended September 30, 2014. Management fees increased by $1.6 million due to an increase in average AUM primarily as a result of net client inflows.

Incentive income was $(0.1) million for the three months ended September 30, 2015, a decrease of $0.2 million, compared to $0.2 million for the three months ended September 30, 2014, due to lower returns in the third quarter of 2015 resulting in the reversal of a portion of the incentive income recorded during the first half of 2015, as compared to the prior period.

Expenses

Expenses were $13.5 million for the three months ended September 30, 2015, a net decrease of $0.6 million, compared to $14.1 million for the three months ended September 30, 2014. The decrease of $0.6 million in expenses was primarily attributable to a net decrease of $0.8 million in compensation and benefits expense which was partially offset by a $0.2 million increase in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income (loss) was $(0.3) million for the three months ended September 30, 2015, an increase in net investment loss of $0.2 million, compared to net investment income (loss) of $(0.1) million for the three months ended September 30, 2014. Net investment loss increased by $0.2 million primarily due to an increase in losses from our investments in certain Logan Circle funds.

Unallocated

	Nine Months Ended September 30,		2015 vs. 2014	Three Months Ended September 30,		2015 vs. 2014
	2015	2014		$2015	2014	$
Pre-tax distributable earnings (loss)	$(3,355)	$(1,497)	$(1,858)	$(1,512)	$(714)	$(798)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Nine months ended September 30

Pre-tax distributable (loss) increased by $1.9 million, primarily due to an increase of $1.8 million in foreign currency translation losses for the nine months ended September 30, 2015, as compared to the prior period.

Three months ended September 30

Pre-tax distributable (loss) increased by $0.8 million primarily due to an increase of $0.9 million in foreign currency translation losses and partially offset by a $0.1 million increase in other revenue for the three months ended September 30, 2015, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2015:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	$26	$—	$26	$ N/A
Fund III and Fund III Coinvestment	5,171	—	5,171	N/A
Fund IV and Fund IV Coinvestment	72,608	27,821	44,787	N/A
Fund V and Fund V Coinvestment	196,865	13,252	183,613	N/A
Long Dated Value Funds	18,106	8,421	9,685	N/A
Real Assets Funds	11,727	—	11,727	N/A
Credit Opportunities Funds	144,405	100,729	45,710	(2,034)
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	28,210	15,319	12,892	(1)
Real Estate Opportunities Funds	9,919	7,763	2,156	N/A
MSR Opportunities Funds	2,826	2,442	384	N/A
Italian NPL Opportunities Fund	281	299	N/A	(18)
Other Funds (combined)
Private investment #1	277,700	207,348	70,352	N/A
Private investment #2	65,944	8,425	57,519	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,005	78	1,927	N/A
Newcastle (NYSE: NCT)	759	60	699	N/A
New Residential (NYSE: NRZ)	6,793	413	6,380	N/A
New Media (NYSE: NEWM)	1,158	54	1,104	N/A
New Senior (NYSE: SNR)	1,808	229	1,579	N/A
FTAI (NYSE: FTAI) (D)	5,190	6,283	N/A	(1,093)
Other
Hedge fund sidepocket investments	49,140	22,822	27,478	(1,160)
Direct investments - Other	60,630	33,266	34,271	(6,907)
Total	$961,271	$455,024	$517,460	$(11,213)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $4.4 million as of September 30, 2015.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2015, amounts due from our funds included $38.6 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collectible. As of September 30, 2015, we had also reserved $12.2 million of management fees and $6.8 million of private equity general and administrative expenses due from another Fortress Fund. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $337.1 million as of September 30, 2015, our available draws under our credit facility of $72.3 million as of September 30, 2015, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of September 30, 2015, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2015 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66
Italian NPL Opportunities Fund	9,862
A&K Global Health	39

Credit PE Funds
Credit Opportunities Fund	4,970
Credit Opportunities Fund II	2,503
Credit Opportunities Fund III	5,583
Credit Opportunities Fund IV	5,381
FCO Managed Accounts	49,357
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	70
Real Assets Fund	11,068
Japan Opportunity Fund	4,096
Japan Opportunity Fund II	10,646
Japan Opportunity Fund III	8,563
Net Lease Fund I	161
Global Opportunities Fund	710
Global Opportunities Fund II	531
Life Settlements Fund	57
Life Settlements Fund MA	37
Real Estate Opportunities Fund	828
Real Estate Opportunities Fund II	12,752
Real Estate Opportunities REOC Fund	63
Karols Development Co	2,650
Other	245
Total	$152,627

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of September 30, 2015 are as follows:

October 1, 2015 to December 31, 2015	$6,565
2016	25,544
2017	14,172
2018	21,466
2019	20,930
2020	20,602
Thereafter	260,093
Total	$369,372

During 2015, we entered into new lease agreements related to our primary office space in New York, which extends through October 2032.

Debt Obligations

As of September 30, 2015, our debt obligations consisted of our credit agreement, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2015
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$75,000	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$75,000

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of September 30, 2015.

(C)	Subject to unused commitment fees of 0.4% per annum.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of September 30, 2015, the outstanding balance was approximately $676.3 million including unpaid interest. This intercompany debt is eliminated in consolidation.

Michael Novogratz, a principal, officer and director of Fortress, is expected to retire at the end of 2015 and we announced that we have agreed to purchase 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate amount of $255.7 million. In connection with this purchase, we anticipate that we will pay $100.0 million of cash in November 2015 and issue an $155.7 million promissory note. In addition, we expect to enter into a consent and waiver with lenders under our Credit Agreement for their consent to this transaction.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of September 30, 2015.

	September 30, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$48,908	(A)
Consolidated Leverage Ratio	≤	2.00	0.20	(B)
Consolidated Interest Coverage Ratio	≥	4.00	104.83	(B)

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

September 30, 2015
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Twelve Months Ended September 30, 2015
(in millions)
Fortress Investment Group LLC net income	$84.5
Depreciation and amortization, interest expense and income taxes	50.2
Extraordinary or non-recurring gains and losses	100.9
Incentive Income Adjustment	99.4
Other Income Adjustment	(143.8)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	37.9
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	156.3
(Income) loss of excluded entities (as defined in the Credit Agreement)	0.8
Consolidated EBITDA	$386.2
Interest charges	$3.7

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On October 28, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the third quarter of 2015. The dividend is payable on November 13, 2015 to holders of record of Class A shares on November 10, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is $18.2 million.

On July 29, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the second quarter of 2015. The dividend was payable on August 14, 2015 to holders of record of Class A shares on August 11, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On May 6, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the first quarter of 2015. The dividend was payable on May 21, 2015 to holders of record of Class A shares on May 18, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On February 25, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.30 per share resulting in total dividends of $0.38 for the fourth quarter of 2014.  This dividend was payable on March 17, 2015 to holders of record of our Class A shares on March 12, 2015.  The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $86.4 million.

During the nine months ended September 30, 2015, Fortress Operating Group declared distributions of $137.7 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $95.9 million and $112.4 million during the nine months ended September 30, 2015 and 2014, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees decreased by $36.7 million from $484.8 million in 2014 to $448.1 million in 2015. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2014 to 2015 (private equity funds decreased by $(1.3) billion, permanent capital vehicles increased by $1.8 billion, liquid hedge funds decreased by $(3.9) billion, credit hedge funds increased by $0.9 billion, credit PE funds increased by $0.7 billion, and Logan Circle increased by $5.1 billion) as a result of capital raising, including new fund formation, and returns, partially offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on aggregate distributions exceeding an agreed threshold for the Value Recovery Funds. A $55.1 million increase in cash incentive income received was mainly due to increases in the permanent capital vehicles and credit PE funds incentive received, partially offset by decreases in the crystallization of incentive related to liquid hedge fund managed accounts.

Cash received as Distributions of Earnings from Equity Method Investments decreased $46.0 million from 2014 as a result of a decrease in proceeds from realization events within certain funds.

Cash paid for compensation decreased by $42.4 million from the nine months ended September 30, 2014 to September 30, 2015. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2015 and 2014 primarily related to bonuses and profit sharing earned in 2014 and 2013, respectively.
Cash paid for taxes increased $6.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Cash collected, net of cash distributed, from affiliates decreased $17.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Net cash (used in) operating activities by consolidated funds was $(47.4) million and $(42.6) million during the nine months ended September 30, 2015 and 2014, respectively.

Investing Activities

Our net cash flow provided by (used in) investing activities was $204.4 million and $381.3 million during the nine months ended September 30, 2015 and 2014, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(26.4) million and $(21.5) million during the nine months ended September 30, 2015 and 2014, respectively, (ii) distributions of capital from equity method investees of $181.9 million and $368.4 million during these periods, respectively, (iii) purchases of fixed assets of $(19.8) million and $(7.6) million during these periods, respectively, (iv) net proceeds from the sale of securities of $17.2 million and $68.1 million during these periods, respectively, and (v) proceeds of $51.5 million from the exercise of options during the nine months ended September 30, 2015.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(354.3) million and $(509.8) million during the nine months ended September 30, 2015 and 2014, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(131.8) million and $(97.7) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(94.2) million and $(55.0) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $1.3 million and $0.6 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(122.7) million and $(88.6) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) payments to repurchase 60,568,275 Class A shares from Nomura of $(9.7) million and $(363.4) million during these periods, respectively, (vii) capital (distributions) contributions relating to redeemable non-controlling interests of $(1.7) million and $16.3 million during these periods, respectively, and (viii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals during the nine months ended September 30, 2014 and (ix) excess tax benefits from the delivery of RSU's.

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

As of September 30, 2015, the investment vehicles in which Fortress held a variable interest were comprised of 70 VIEs and 103 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, “Financial Statements - Investments and Fair Value.”

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds, excluding the publicly traded permanent capital vehicles, themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our investment in each fund) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager or co-manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2015. As of September 30, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Total Fund
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	3%	5%	64%	64%	2%	4%	5%
2. Other observable market parameters	32%	7%	25%	36%	8%	4%	14%
3. Significant unobservable market parameters (A)	65%	88%	11%	0%	90%	92%	81%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 96% and 30% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of September 30, 2015, $7.5 billion of investments in our private equity funds, $0.5 billion of investments in our liquid hedge funds, $9.4 billion of investments in our credit hedge funds and $10.2 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2015, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.3 million or ($2.3 million) (A)	$0.5 million or ($0.5 million)	$17.1 million or ($17.1 million)	$0.2 million or ($0.9 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$45.6 million or ($45.6 million)	$5.0 million or ($5.0 million)	$7.0 million or ($7.0 million)	$18.8 million or ($18.8 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2015, $2.5 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2015 is the current reset date.

(B)
Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)
Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and the Value Recovery Funds and Mount Kellett Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

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

2011	$53.5
2012	$80.9
2013	$90.7
2014	$150.9
2015: Estimated	$102.0
2016 - 2022: Average Required	$90.2

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

Contractual Obligations

As of September 30, 2015, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our total future contractual obligations increased from $1,005.3 million as of December 31, 2014 to $1,016.3 million as of September 30, 2015.

Our total operating lease agreement obligations decreased from $380.4 million as of December 31, 2014 to $369.4 million as of September 30, 2015.

Our debt obligations payable decreased from $77.7 million as of December 31, 2014 to $76.0 million as of September 30, 2015, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of September 30, 2015 and December 31, 2014, respectively.

Our estimated liability under the tax receivable agreement increased from $289.3 million as of December 31, 2014 to $297.4 million as of September 30, 2015.

Our outstanding capital commitments, including our commitments to our funds, have increased from $146.9 million as of December 31, 2014 to $152.6 million as of September 30, 2015.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of September 30, 2015 (in thousands):

Assets:
Investments	$1,125,443
Investments in options	33,849

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2015, approximately 39% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2015 would increase or decrease future incentive income by $310.3 million or $(262.7) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on September 30, 2015 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2015 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$6.8	$ N/A	(E)	$62.2	$6.8	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (F)	2.0	N/A		N/A	2.0	—		N/A
Liquid Hedge Funds	3.3	N/A	(G)	13.7	3.3	4.5		8.8
Credit
Hedge Funds	11.7	N/A	(G)	4.4	11.7	100.2		4.0
PE Funds	0.5	N/A	(E)	21.6	0.5	N/A	(E)	N/A
Total	$24.3	$—		$101.9	$24.3	$104.7		$12.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$(8.3)	$ N/A	(E)	$(62.2)	$(8.3)	$ N/A	(E) (H)	$ N/A	(H)
Permanent Capital Vehicles (F)	(2.0)	N/A		N/A	(2.0)	—		N/A	(H)
Liquid Hedge Funds	(3.3)	N/A	(G)	(13.7)	(3.3)	$(0.2)		$(8.8)
Credit
Hedge Funds	(11.7)	N/A	(G)	(4.4)	(11.7)	(44.3)		(4.0)
PE Funds	(1.2)	N/A	(E)	(21.6)	(1.2)	N/A	(E) (H)	N/A	(H)
Total	$(26.5)	$—		$(101.9)	$(26.5)	$(44.5)		$(12.8)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.3 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of September 30, 2015, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Financial Services and Assets	37%
Transportation and Infrastructure	34%
Senior Living	16%
Real Estate	5%
Other	8%
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

(F)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase unrealized gains by $17.8 million or decrease unrealized gains by $14.3 million, respectively. Compensation and benefits expense would increase by $2.1 million or decrease by $1.9 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(G)
For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and the Value Recovery Funds and Mount Kellett Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

(H)
A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2015, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our direct investments in non-U.S. dollar denominated Fortress Funds and entities (including Eurocastle, the Global Opportunities Funds, the Japan Opportunity Funds and investing vehicles in Japan) are exposed to foreign exchange risk. As of September 30, 2015, we had a $7.6 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had $52.5 million of investments in the Global Opportunities Funds, the Japan Opportunity Funds and investing vehicles. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2015, we estimate the carrying value as of September 30, 2015 on these investments would increase by $6.4 million or a decrease by $(6.4) million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues and certain of our investments would cause an increase of $30.5 million or a decrease of $(25.7) million in our gains and losses. In addition, we held $18.2 million of foreign-denominated cash as of September 30, 2015.

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

Risks Related to Our Business

We depend on Messrs. Briger, Edens and Nardone, and the loss of any of their services could have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens and Randal Nardone. One of our principals, Randal Nardone, was appointed Chief Executive Officer of the Company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally travel together, which concentrates the potential impact of an accident on our Company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has an employment agreement with us, which extends to January 1, 2017. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal's employment without cause, the principal will not be subject to the non-competition provisions. On October 13, 2015, we announced that we expect Michael Novogratz to retire at year end.

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

In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-control shareholder under our affiliated manager platform. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Graticule and for managed accounts which are counted toward Fortress’ AUM. The loss of Mr. Levinson could result in withdrawal requests from such investors and investors in Graticule funds. Substantial withdrawals would have a material adverse effect on our affiliated manager platform and could possibly lead to the liquidation of the funds and a corresponding elimination of our earnings from those funds. The loss of Mr. Levinson or his departure from Graticule could ultimately result in the loss of our earnings attributable to certain managed accounts or the Graticule funds.

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, when the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are implemented, the overall costs of trading and maintaining those instruments are expected to increase. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under Dodd-Frank could pass through those costs to us. Likewise, the new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel (“FSOC”), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as “systemically important” by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. U.S. regulators are reviewing the asset management industry generally with respect to these matters and any regulation of us or the markets in which we operate arising as a result could negatively impact our business.

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

Finally, regulatory initiatives that do not apply directly to us may have a negative impact on us indirectly because they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable, such as banks and other counterparties with whom we do business. For example, in December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital, leverage and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These standards require banks to hold more capital, reduce leverage and improve liquidity standards. U.S. federal banking regulators continue to implement many aspects of Basel III, as well as changes required by Dodd-Frank. These rules comprehensively revise the regulatory capital framework for the U.S. banking sector. Compliance with the new standards is expected to result in significant costs to banks and may result in reduction of access to, or increase of costs for, certain types of credit for the private sector, including our funds and portfolio companies.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings, Inc. ("Springleaf") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny, and state regulators in New York have recently focused on Nationstar competitors in the non-bank loan servicing industry and have announced extensive investigations of their business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan, Hong Kong and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, have come under greater regulatory scrutiny from the SEC as examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses. The SEC has also stated that their asset management unit's priorities for private equity funds and hedge funds include conflicts of interest, valuation, compliance and controls and cybersecurity. Private equity advisers have recently settled with the SEC for disclosure failures and misallocation of expenses. Our liquid hedge fund business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the next five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented over the next two years, as well as a new version of the Markets in Financial Instruments Directive, both of which may also impose additional costs on the operation of our business in Europe.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise, particularly with respect to funds in which they have made significant investments. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or otherwise in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure, in situations where one portfolio company engages another portfolio company to provide goods or services or in situations where funds and permanent capital vehicles, or multiple permanent capital vehicles, are competing for or making investments in the same assets or are buying or selling assets from one another. In addition, the publicly traded permanent capital vehicles are public companies that generally have no employees and their officers and many of the individuals that perform services for them are Fortress employees. Several officers and directors of the permanent capital vehicles have responsibilities and commitments to Fortress entities other than such permanent capital vehicles. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the Company, any subsidiary of the Company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the Company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the Company taking into account the totality of the relationships between the parties involved. In addition, conflicts of interest involving fund investments are reviewed by the advisory boards of the applicable fund and conflicts of interest involving the permanent capital vehicles are reviewed by the independent directors of the applicable vehicle. Notwithstanding the foregoing, potential or perceived conflicts could give rise to investor or shareholder dissatisfaction or litigation or regulatory enforcement actions, including from shareholders or regulators of our permanent capital vehicles. For example, investors or regulators could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, prompt shareholders of one or more of our permanent capital vehicles to sell their shares or become activist shareholders, hamper our ability to raise additional capital and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

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

A number of factors increase our competitive risks, some of which are outside of our control, and could reduce revenues and profitability and materially and adversely affect our business:

•	some of our funds may not perform as well as competitor funds or other available investment products;

•	the announced closing of our Fortress Macro Funds and related managed accounts and expected retirement of Mr. Novogratz and potential impact on investor perception;

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

•	investors' liquidity and willingness to invest;

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

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, and in 2015 we transitioned the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we retain an economic interest in and currently provide infrastructure services for. In 2015, we became co-manager of the Mount Kellett investment funds and related accounts.

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

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of September 30, 2015, the investment performance of certain hedge funds including our Fortress Macro Funds (which will close by the end of 2015), Fortress Convex Asia Funds and the Fortress Centaurus Global Funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

Under our current credit agreement, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of September 30, 2015, $72.3 million was available to be drawn. As of September 30, 2015, we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of our facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2015, amounts due from our funds included $38.6 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of September 30, 2015, we had also reserved $12.2 million of management fees and $6.8 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.7 billion and $1.5 billion during the nine months ended September 30, 2015 and 2014, respectively. In addition, we announced we will close our Fortress Macro Funds and related managed accounts by the end of 2015, which will reduce our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $884.0 million through that date in 2015 and $220.2 million for the year ended December 31, 2014. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of September 30, 2015, the cumulative clawback obligation to investors in these funds would be $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments). We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our liquid and credit hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See “Market Considerations.”

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds and LDVF Patent and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, Springleaf, Florida East Coast Railway and Florida East Coast Industries has the potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

Our liquid hedge funds received redemption requests from fee paying investors for a total of $1.7 billion and $1.5 billion during the nine months ended September 30, 2015 and 2014, respectively. In addition, we announced we will close our Fortress Macro Funds and related managed accounts by the end of 2015, which will decrease our AUM and may impact our reputation. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $884.0 million through that date in 2015 and $220.2 million for the year ended December 31, 2014. See "—Assets Under Management —Redemptions."

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

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet redemption requests, margin requests, margin calls or other funding requirements on that position, fully unwind or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund's obligations. Our funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in AUM, lead to investor requests to redeem remaining AUM (in the case of our hedge funds), and damage our reputation, each of which would materially and adversely impact our earnings.

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

We have been engaged as the investment manager or co-manager of third-party investment funds and managed accounts, and we may be engaged as the investment manager or co-manager of other third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign.  In such instances, we may seek to be engaged as investment manager of these funds or accounts.  For example, in 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P.  Investment managers may also seek to partner with us to co-manage their funds. In 2015, we became co-manager of the Mount Kellett investment funds and related managed accounts.

While being engaged as investment manager or co-manager of third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition.  For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such engagement. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation.  We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity.  For example, we have been named as a defendant in various lawsuits relating to the Zwirn portfolio, and as part of our role as manager, we may incur time and expense in defending these and any similar future litigation.  In addition to defending against litigation, being engaged as investment manager or co-manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities.  In addition, being engaged as investment manager or co-manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems.  If we include the financial performance of funds for which we have been engaged as the investment manager or co-manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

Our principals currently control a majority of the combined voting power of our Class A and Class B shares. Accordingly, our principals have the ability to elect all of the members of our board of directors and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The control of voting power by our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our Company, and might ultimately affect the market price of the Class A shares.

In addition, the shareholders agreement among us and the principals provides the principals, who are then employed by the Fortress Operating Group and who currently hold shares representing greater than 50% of the total combined voting power of all shares held by such principals, so long as the principals and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A and Class B shares, with approval rights over a variety of significant corporate actions, including:

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

•
additions or departures of our principals, including Mr. Novogratz, and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2017;

•	closure of funds, including the announced closing of the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2015, we had 465,231,260 outstanding Class A shares on a fully diluted basis, including 99,989,891 resulting from vested equity compensation granted pursuant to our equity incentive plan, 23,185,687 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,177,392 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of September 30, 2015, 57,240,878 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2015, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of September 30, 2015, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of 2,230,115 Class A shares. Each principal has the right to exchange each of his directly owned Fortress

Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. We expect that Mr. Novogratz will retire at the end of 2015, and we have announced an agreement to purchase 56,817,035 Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate of $255.7 million.

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

Our principals (and a former senior employee) beneficially own all of our Class B shares. Class B shares currently represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

We have elected to become a “controlled company” within the meaning of the New York Stock Exchange rules, and we intend to rely on one or more of the exemptions listed above.  For example, our board is not currently comprised of a majority of independent directors.  Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange. We expect to cease to be a "controlled company" when we purchase the Class B shares held by Mr. Novogratz, who is expected to retire by the end of 2015, and to comply with the additional corporate governance requirements withing the prescribed time periods.

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

October 29, 2015

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

October 29, 2015

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

October 29, 2015