Form 10-K
period 2015-12-31
Fortress Investment Group LLC
filed 2016-02-25
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐  No  ☒

The aggregate market value of the Class A shares held by non-affiliates as of June 30, 2015 (computed based on the closing price on such date as reported on the NYSE) was $1.5 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Class A shares: 221,183,518 outstanding as of February 19, 2016.
Class B shares: 169,514,478 outstanding as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2016 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(ii)	the contributed capital or book equity (as defined) of our publicly traded permanent capital vehicles,

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens and Randal Nardone, collectively, as well as Michael Novogratz until his retirement in January 2016. The principals control the public company through their ownership of the public company’s Class B shares (together with, from time to time, a former senior employee who owned securities convertible into Class B shares). The Class B shares and the Class A shares are each entitled to one vote per share, and the number of Class B shares outstanding represents a majority of the aggregate number of Class B shares and Class A shares outstanding. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

PART I

Item 1.    Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading, highly diversified global investment management firm with approximately $70.5 billion in AUM as of December 31, 2015. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of our over 1,700 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies — we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2015, Fortress's investments in and commitments to our funds were $1.2 billion, consisting of the net asset value of Fortress's investments in the Fortress Funds of $1.1 billion, and unfunded commitments to private equity funds and credit PE funds of $0.1 billion.

As of December 31, 2015, we had 1,172 asset management employees, including approximately 285 investment professionals, at our headquarters in New York and our affiliate offices around the globe. Additionally, we had 1,868 employees at the senior living properties that we manage on behalf of New Senior Investment Group Inc. ("New Senior") and a third party (whose compensation expense is reimbursed to us by the owners of the facilities).

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

Recent Developments

•
In February 2016, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $100.0 million in cash of our Class A shares, at a price per share within the range of $4.25 to $4.75, less applicable withholding taxes and without interest.

•	Fortress's board of directors declared a base quarterly dividend of $0.08 per share for the fourth quarter of 2015.

•
In the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, we purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, we paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount matures in November 2016 and the remainder in November 2017.

•
In January 2016, we entered into a new $275.0 million senior unsecured revolving credit facility with a $15.0 million letter of credit subfacility and repaid our existing $150.0 million senior secured revolving credit facility. After giving effect to the initial extensions of credit thereunder of $75.0 million, and a subsequent borrowing of $100.0 million in February 2016, approximately $97.3 million was available to be drawn. The new revolving credit facility matures in January 2021.

•
During 2015, we raised $9.0 billion of new third-party capital and launched three new funds. As of December 31, 2015, we had $7.5 billion of capital commitments from investors to our funds that will be included in AUM if called, of which $4.6 billion is in newer vintage funds and is available for general investment purposes.

•
Subsequent to December 31, 2015, we paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no remaining clawback exists for Fund III.

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

Our Current Businesses

Our current offering of alternative investment products includes private equity funds and permanent capital vehicles, credit funds and liquid hedge funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. The permanent capital vehicles business consists of publicly traded companies and a senior living property management business. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Understanding the Asset Management Business." We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2015, we managed the following businesses:

Private Equity — a business that manages approximately $15.8 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Credit Funds — a business that manages approximately $18.1 billion of AUM comprised of two business segments: (i) credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $5.4 billion of AUM, including $4.5 billion of AUM relating to Graticule Asset Management Asia ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also receives fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount matures in November 2016 and the remainder in November 2017.

Logan Circle — our traditional asset management business, which has approximately $31.2 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2015	2014	2013
Private Equity
Funds
Management Fees	$115,627	$136,110	$134,176
Incentive Income	691	2,854	13,211

Permanent Capital Vehicles
Management Fees	96,263	69,360	61,200
Incentive Income	105,603	65,448	18,101

Credit Funds
Hedge Funds
Management Fees	134,054	113,825	101,890
Incentive Income	84,588	121,768	190,846
PE Funds
Management Fees	117,740	96,715	95,925
Incentive Income	244,308	254,461	120,137

Liquid Hedge Funds
Management Fees	64,208	137,908	110,622
Incentive Income	912	16,067	150,700

Logan Circle
Management Fees	53,995	46,996	35,833
Incentive Income	211	106	—

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

In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our Affiliated Managers.  Total management fees for the Fortress Asia Macro Funds and related managed accounts were $58.0 million and $26.3 million for the years ended December 31, 2014 and 2013, respectively.  Total incentive income for the Fortress Asia Macro Funds and related managed accounts were $9.1 million and $45.5 million for the years ended December 31, 2014 and 2013, respectively.

In the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts.  The Fortress Macro Funds and related managed accounts had average fee paying AUM of $2.5 billion, $3.5 billion and $3.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively.  Total management fees for the Fortress Macro Funds and related managed accounts were $34.7 million, $63.3 million and $63.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Total incentive income for the Fortress Macro Funds and related managed accounts was less than $0.1 million, $3.8 million and $104.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Permanent Capital Vehicles

The permanent capital vehicles business is comprised of the following entities: (i) Newcastle Investment Corp. (“Newcastle”), New Residential Investment Corp. (“New Residential”), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior and FTAI, which are publicly traded companies that are externally managed by us pursuant to management agreements (collectively referred to as the “publicly traded permanent capital vehicles”) and (ii) FHC Property Management LLC (together with its subsidiaries, referred to as “Blue Harbor”), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties, senior living properties and mortgage servicing related assets, media assets and golf assets, and in transportation and infrastructure assets. Pursuant to our management agreements, we earn management fees from each publicly traded permanent capital vehicle equal to 0.75% - 1.50% of the company's contributed capital or book equity (as defined in such agreements). In addition, we generally earn incentive income equal to 25% of operating results in excess of specified returns to the shareholders. In addition to these fees, we also receive, for services provided, options in connection with each of their common stock offerings.

Fortress's senior living property management subsidiary, Blue Harbor, has agreements to manage 26 senior living properties, including 24 which are owned by New Senior and two which are owned by third parties. Fortress receives management fees of between 5.0% and 7.0% of revenues (as defined in the agreements).

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

The funds are able to invest in a wide array of financial instruments, ranging from direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure with a value orientation. All of these investments are based on fundamental bottom up analysis and are typically event driven. The funds' diverse and situation-specific investments require significant infrastructure and asset management experience to fully realize value. We have developed a substantial asset management infrastructure with expertise in managing the funds' investments in order to be able to maximize the net present value of investments on a monthly basis. In addition to the funds noted below, Fortress has been retained as a manager or co-manager of certain non-Fortress originated funds as part of an advisory business that forms part of the credit hedge funds business.

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

Japan Income Fund

The Japan Income Fund invests in a diversified portfolio consisting primarily of long-term, stable, income-generating assets in Japan. The fund primarily targets investments in real estate subject to long-term leases, capital assets and renewable energy projects. The fund is structured as an open ended fund with periodic subscription and redemption rights. A management fee rate of 1.0% is charged on the AUM of the Japan Income Fund, as well as acquisition and disposition fees. We earn incentive income of 20% on the fund's distributions in excess of a 4% dividend yield.

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

Credit Opportunities Funds

The Fortress Credit Opportunities Funds make opportunistic credit-related investments. Their investment objective is to generate significant current income and long-term capital appreciation through investments in a range of distressed and undervalued credit investments, including but not limited to residential loans and securities, commercial mortgage loans and securities, opportunistic corporate loans and securities, and other consumer or commercial assets and asset-backed securities.

Long Dated Value Funds

The Long Dated Value family of funds focus on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing. We believe that these investments provide the potential for significant capital appreciation over the long term. The Long Dated Value Funds have an investment life of 25 years, reflecting the funds' longer-term investment profiles. In addition, incentive income is distributed to us after all of a fund's invested capital has been returned, rather than as each investment is realized.

Real Assets Funds

The Real Assets Funds seek to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds focuses on direct investments in four principal investment categories: real estate, capital assets, natural resources and intellectual property. The investments are located primarily in North America and Western Europe.

Asia Funds

The Fortress Japan Opportunity Funds seek to take advantage of the significant distressed opportunities that had emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The funds primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, the Fortress Global Opportunities (Yen) Fund makes opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund. This fund invests primarily in North America and Western Europe, but may also invest in Australia, Asia and elsewhere on an opportunistic basis.

Real Estate Opportunities Funds

The Real Estate Opportunities Funds primarily make opportunistic commercial real estate investments. The investment objective of the funds is to generate superior risk adjusted returns by opportunistically investing in commercial real estate and real estate-related (collectively, "CRE") assets, equity investments, loans, securities, and other investments that we believe have the potential to achieve significant total returns generally within a three-to-seven year time horizon. The funds intend to make value-oriented investments throughout the capital structure of CRE assets.

Liquid Hedge Funds

Overview

Our liquid hedge funds include a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments; a fund that seeks to generate returns by executing a positively convex investment strategy; and Affiliated Managers.

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

Convex Asia Funds

The Convex Asia Funds’ principal investment objective is to generate a superior total return on its capital over multi-year market cycles by executing a positively convex investment strategy in the Asia-Pacific fixed income, commodities, currency, credit and equity markets, and their related derivatives or similar markets globally that are thematically related to the Asia-Pacific region. The management fee rate for these funds range from 1.25% to 1.5% and we earn incentive income of 18% of their profits, subject to achieving cumulative positive returns since the prior incentive income payment.

Fortress Macro Funds

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts.

Affiliated Managers

Affiliated Managers consist of a non-controlling economic interest in autonomous asset management businesses under a fee-for-services model for infrastructure services. In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under Affiliated Managers. Fortress retained a perpetual minority interest amounting to 30% of earnings in 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress also receives fees for providing infrastructure services (technology, back office and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees through the effective date of termination.

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

Regulatory and Compliance Matters

Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive. The United States Securities and Exchange Commission ("SEC"), Commodity Futures Trading Commission ("CFTC") and various other regulatory and self-regulatory organizations have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms and other financial institutions. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as codes of conduct, compliance systems, communication of compliance guidance and employee education and training. Employees in our legal and compliance departments monitor our compliance with all of the regulatory requirements to which we are subject and manage our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks including, but not limited to, the handling of material non-public information, position reporting, personal securities trading, valuation of investments on a vehicle-specific basis, document retention, investor disclosure, potential conflicts of interest and the allocation of investment opportunities.

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

We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other statutes. A number of our investing activities are subject to regulation by various U.S. state regulators. A number of portfolio companies owned by Fortress-managed funds are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings Inc. (“OneMain") (formerly known as Springleaf Holdings Inc.) is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry. Both industries have recently been the subject of extensive regulatory focus. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorney generals), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being requested to pay fines or change its business practices. In addition, two of OneMain’s subsidiaries are in the insurance industry and are subject to extensive regulation by state authorities. Moreover, investments are subject to regulation from non-financial, sector-specific regulatory bodies.

We conduct fund raising activities for our managed funds through Fortress Capital Formation LLC, an affiliate that is registered as a limited purpose broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), and is registered as a broker-dealer in all 50 states, the District of Columbia, and the Virgin Islands. Fortress Capital Formation LLC is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business in the United States (including our broker-dealer), adopts and enforces rules governing the activities of its member firms, and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Broker-dealers are subject to various rules relating to internal operations and dealings with customers including, but not limited to, the form or organization of the firm, qualifications of associated persons, net capital and customer protection rules, books and records, financial statements, and reporting.

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

Certain of our permanent capital vehicles, as public companies, are subject to SEC regulation, applicable stock exchange regulations and Sarbanes-Oxley. Moreover, our permanent capital vehicles are subject to regulation from financial and non-financial regulatory bodies. For example, New Senior is subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid; New Media is subject to environmental and employee safety and health laws and regulations pertaining to its print facilities; New Residential is subject to numerous laws and regulations with respect to mortgage servicing rights and various other investments and a wholly owned captive insurer is subject to state captive insurance requirements; Newcastle is subject to a number of environmental regulations in connection with its golf facilities and operations; Eurocastle is subject to a variety of regulations in connection with its investments in real estate related assets in Europe; and FTAI currently invests across, among other things, the rail, aviation, and offshore energy sectors, and its investments are subject to regulations applicable to those sectors.

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

The EU Alternative Investment Fund Managers Directive ("AIFMD") establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers ("AIFM"s) managing and/or marketing alternative investment funds ("AIF"s) in the EU. Non-EU AIFMs, such as us, may continue to market fund interests within the EU under the private placement regimes of the individual member states subject to complying with certain requirements imposed by the AIFMD (including, without limitation, baseline disclosures to prospective investors, EU member state-specific notification or registration requirements, ongoing reporting obligations to both regulators and investors, and specific rules concerning control positions in EU-based portfolio companies) and any additional requirements that individual member states may impose. To date, we have registered several funds in various EU member states pursuant to AIFMD, and we may register additional funds in the future.

Similar to Dodd-Frank in the United States, European regulators have adopted the European Market Infrastructure Regulation (“EMIR”) relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation.

In addition, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented in mid-2016, which may also impose additional costs on the operation of our business in Europe.

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

Structure

The diagram below depicts our organizational structure as of December 31, 2015.

PUBLIC
(Class A shares)
PRINCIPALS
(Class B shares)(1)
(Fortress Operating Group Units)(3)(4)
FORTRESS INVESTMENT GROUP LLC
100%
100%
Intermediate Holding Companies
FIG Asset Co. LLC
FIG Corp.
Fortress Operating Group
56.1% of units(2)(4)
43.9% of units(3)(4)
56.1% of units(2)(4)
43.9% of units(3)(4)
Principal Holdings
Operating Entities

(1)
The principals generally hold almost all of the Class B shares, which represent 43.9% of the total combined voting power (i.e., combined voting power of Class A shares and Class B shares) in Fortress Investment Group LLC. The Class B shares are held by the principals and a former senior employee. The Class B shares have no economic interest in Fortress Investment Group LLC.

(2)
Represents 56.1% of the limited partner interests (Class A Common Units) and a 100% general partner interest in each of the Operating Entities and in Principal Holdings. We refer to a collection of one limited partner interest in each such entity as a Fortress Operating Group unit ("FOGU").

(3)
FOGU is the term we use to refer to a collection of one limited partner interest in each Fortress Operating Group entity. Represents 43.9% of the limited partner interests (Class B Common Units) in each of the Operating Entities and in Principal Holdings.

(4)	Excludes the effect of equity interests to be granted under our equity incentive plan to employees and directors.

Performance Graph

The following graph compares the cumulative total return for our Class A shares (stock price change plus reinvested dividends) with the comparable return of four indices: Russell 3000, S&P 500, S&P Financial Services, and SNL Asset Manager Index. The graph assumes an investment of $100 in the Company's Class A shares and in each of the indices on December 31, 2010, and that all dividends were reinvested. The past performance of our Class A shares is not an indication of future performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Fortress Investment Group LLC	100.00	59.30	81.07	163.36	163.67	113.11
SNL Asset Manager Index	100.00	86.50	110.97	170.54	179.91	153.43
Russell 3000	100.00	101.03	117.61	157.07	176.76	177.64
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
S&P Financial Services	100.00	63.78	96.38	130.55	160.15	150.57

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions on behalf of our funds. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge fund, including the affiliated manager platform and, to a lesser extent, credit fund businesses and certain permanent capital vehicles are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. For example, the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. If a fund's trading orders are not executed in a timely and efficient manner due to systems failures, human error or otherwise, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack (which is an ongoing threat), we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information that we maintain, including information with respect to us, investors in our funds and our counterparties. One or more such events could potentially jeopardize such confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations and, our fund investors', counterparties' or third parties' operations, which could result in significant losses, increased costs, liability to our funds and investors, regulatory intervention or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), so-called “whistleblower” provisions entitle persons who report alleged wrongdoing to the SEC to cash rewards and the SEC has awarded significant cash awards pursuant to these provisions.  Dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, there may be a related increase in regulatory investigations or inquiries relating to trading and other investment activities, including potential conflicts of interest relating to such activities, of alternative asset management managers such as us.  Such investigations or inquiries may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are expected to increase the overall costs of trading and maintaining those instruments. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under Dodd-Frank could pass through those costs to us. Likewise, new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment

Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings, Inc. ("OneMain") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. (“Nationstar”) is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being required to pay fines or change its business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan, Hong Kong and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented in mid-2016 and a new version of the Markets in Financial Instruments Directive is currently being developed, both of which may also impose additional costs on the operation of our business in Europe.

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

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the Company, any subsidiary of the Company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the Company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the Company taking into account the totality of the relationships between the parties involved. In addition, conflicts of interest involving fund investments are reviewed by the advisory boards of the applicable fund and conflicts of interest involving the permanent capital vehicles are reviewed by the independent directors of the applicable vehicle. Notwithstanding the foregoing, potential or perceived conflicts have given, and in the future could give, rise to investor or shareholder dissatisfaction or litigation or regulatory inquiries or enforcement actions, including from shareholders or regulators of our permanent capital vehicles. For example, investors or regulators could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, prompt shareholders of one or more of our permanent capital vehicles to sell their shares or become activist shareholders, hamper our ability to raise additional capital and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

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

A number of factors increase our competitive risks, some of which are outside of our control, and could reduce revenues and profitability and materially and adversely affect our business:

•	some of our funds may not perform as well as competitor funds or other available investment products;

•	the closing of our Fortress Macro Funds and related managed accounts and potential impact on investor perception;

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2015, 2014 and 2013, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate certain funds and may be required to consolidate other entities that we manage and therefore document and test effective controls over financial reporting of any of the entities that we consolidate in accordance with Section 404. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth and development places significant demands on our administrative, operational and financial resources.

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2014, we announced the launch of the affiliated manager platform, and in 2015 we transitioned the management of the Fortress Asia Macro Funds to an autonomous asset management business in which we retain an economic interest in and currently provide infrastructure services for. In 2015, we and Mount Kellett Capital Management LP ("Mount Kellett") entered into an agreement for us to become co-manager of the Mount Kellett investment funds and related accounts.

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

With respect to our credit hedge funds and liquid hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of December 31, 2015, the investment performance of certain hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

We entered into a new credit agreement in January 2016, which we also refer to as the "2016 Credit Agreement", for a new unsecured revolving facility, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

•	not exceed a total leverage ratio;

•	maintain a minimum AUM; and

•	maintain a minimum consolidated interest coverage ratio.

The financial covenants are tested as of the end of each fiscal quarter. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon changes in revenues and expenses relative to our outstanding debt; our consolidated interest coverage ratio fluctuates depending upon changes in revenues and expenses relative to our interest payment obligations; and the value of our AUM fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and our net capital raised or returned.

Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement.

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient assets to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations,” and “— Covenants.”

In addition, the 2016 Credit Agreement matures in January 2021.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility).

After giving effect to the initial extensions of credit thereunder of $75.0 million, and a subsequent borrowing of $100.0 million in February 2016, approximately $97.3 million was available to be drawn. The new revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

When we approach the maturity date of our facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

Our hedging arrangements may fail to reduce our exposure to exchange rate and other economic risks.

We may from time to time enter into hedging arrangements intended to limit our economic exposure to various risks, such as interest rate or foreign currency exchange rate risk. We have currently entered into agreements intended to hedge our potential exposure to the dollar/Yen exchange rate based on our estimates of the likely receipt of certain incentive income payments relating to our fund management operations in Asia. There can be no assurance that in entering into such arrangements that we will have correctly estimated either the amount of incentive income that we will receive in the future or that we will have correctly forecast movements in the applicable exchange rate.  Failure to make such estimates correctly may result in our under or over hedging our currency exposure, which could materially impact the economic value of any incentive payments we ultimately receive.  We may also choose in some situations not to attempt to hedge our exposure to similar risks, which would leave us exposed to movements in interest rates or exchange rates.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2015, amounts due from our funds included $38.6 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of December 31, 2015, we also had past due amounts of $12.2 million of management fees and $6.8 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $0.8 billion, $0.2 billion and $0.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Our liquid hedge funds received redemption requests from fee paying investors for a total of $2.6 billion, $2.2 billion and $1.0 billion during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. Subsequent to December 31, 2015, we paid $66.9 million to Fortress Investment Fund III representing all of the prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no remaining clawback obligation exists for our private equity funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Recently, markets have been affected by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy and rapidly falling oil prices. In the event of a continued market downturn, each of our businesses could be affected in different ways. During market downturns, our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See “Market Considerations.”

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds and LDVF Patent and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, OneMain, Florida East Coast Railway, Florida East Coast Industries and Holiday Retirement has the

potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the potential consequences to us of poor fund performance, see “Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of certain financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. The consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. For additional detail on counterparty risks, please see “— We are subject to risks in using prime brokers, custodians and other financial intermediaries.”

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

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund's specific redemption provisions, and certain of our liquid hedge funds have a monthly redemption class. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or broadening of a fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $0.8 billion, $0.2 billion and $0.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Our liquid hedge funds received redemption requests from fee paying investors for a total of $2.6 billion, $2.2 billion and $1.0 billion during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. See "— Assets Under Management —Redemptions."

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

Risks Related to Our Organization and Structure

Concentrated ownership by our principals of the combined voting power of our shares and holding their economic interest through Fortress Operating Group may give rise to conflicts of interests.

Our principals currently control 44.1% of the combined voting power of our outstanding Class A and Class B shares. Accordingly, our principals have significant influence over our management and affairs. In addition, they are able to significantly influence the outcome of matters requiring shareholder approval and a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of voting power in our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our Company, and might ultimately affect the market price of the Class A shares. In addition, in February 2016 our board of directors authorized the company to repurchase up to $100.0 million in cash of our outstanding shares, either through open market purchases, tender offers or other means. On February 5, 2016, we launched a tender offer to repurchase up to $100.0 million in cash of our Class A shares. If we were to successfully close the tender offer and purchase the maximum amount of Class A shares at the low end of the price range, this would result in our principals controlling 47.5% of the combined voting power of our outstanding Class A and Class B shares.

In addition, the shareholders agreement among us and the principals provides the principals, who are then employed by the Fortress Operating Group, so long as the principals and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A and Class B shares, with the right to cause the board of directors to nominate individuals designated by such principals such that such principals will have five designees on the board of directors and with approval rights over a variety of significant corporate actions, including:

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board has elected to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “- Risks Related to Taxation - There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders. Furthermore, our Board of Directors may choose to utilize funds that would otherwise be available to pay dividends on our Class A shares for other uses, such as share repurchases. For example, in November 2015, we repurchased a portion of our equity for $255.7 million from a retiring principal, and in February 2016 we announced a tender offer to repurchase up to $100.0 million of our Class A shares.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income - generally 20% of the profits - from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ''clawback'' obligation related to certain funds, we have agreed to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of such funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares. In February 2016, we made a payment of $66.9 million for Fortress Investment Fund III in connection with such a clawback obligation.

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

•	variations in our quarterly operating results or dividends, or a reversal of our recent history of paying quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the Company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2017;

•	closure of funds, including the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2015, we had 407,554,334 outstanding Class A shares on a fully diluted basis, including 101,066,240 resulting from vested equity compensation granted pursuant to our equity incentive plan, 21,249,447 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,177,392 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of December 31, 2015, 58,100,769 Class A shares remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2016 and 2015, the number of shares reserved for issuance pursuant to this calculation did not increase. In January 2014, the number of shares reserved for issuance pursuant to this calculation increased by 8,174,614. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of December 31, 2015, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 1,611,935 Class A shares (excluding Mr. Novogratz). Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Mr. Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, we purchased from Mr. Novogratz 56,817,035 Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. Subsequent to December 31, 2015, we issued 1.6 million Class A shares to a principal in connection with the vesting of dividend paying RSUs (excluding the issuance of 0.6 million Class A shares to Mr. Novogratz in connection with the vesting of dividend paying RSUs).

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

Our principals (and a former senior employee) beneficially own all of our Class B shares. Class B shares currently represent 43.4% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to significantly influence matters requiring the approval of shareholders and a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' significant influence over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor. In addition, in February 2016 our board of directors authorized the company to repurchase up to $100.0 million in cash of our outstanding shares, either through open market purchases, tender offers or other means. On February 5, 2016, we launched a tender offer to repurchase up to $100.0 million in cash of our Class A shares. If we were to successfully close the tender offer and purchase the maximum amount of Class A shares at the low end of the price range, this would result in Class B shares representing 46.7% of the total combined voting power of our outstanding Class A and Class B shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties.

Our principal executive offices are located in leased office space at 1345 Avenue of the Americas, New York, New York. As of December 31, 2015, we lease our offices in locations including New York, San Francisco, Philadelphia, London, Tokyo, Dallas, Frankfurt, Los Angeles, Sydney, New Canaan, Atlanta, Singapore, Rome, Shanghai and Hong Kong. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings

We are and may become from time to time involved in legal proceedings incidental to the conduct of our business. Our industry is generally subject to scrutiny by government regulators, which could result in legal proceedings related to regulatory compliance matters, including but not limited to regulatory investigations and inquiries. As a result, we maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current or threatened legal proceedings to have a material adverse effect on our business, financial position or results of operations. However, increased regulatory scrutiny of asset managers, including private equity funds and hedge fund trading activities, may cause us to re-examine our beliefs regarding the likelihood that regulatory investigations or inquiries and defense-related costs could have a material adverse effect on our business. In addition, given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material effect on our financial results.

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

	High	Low	Last Sale	Dividends Declared (A)
2015
First Quarter	$8.35	$7.03	$8.07	$0.08
Second Quarter	$8.65	$7.28	$7.30	$0.08
Third Quarter	$7.55	$4.16	$5.55	$0.08
Fourth Quarter	$6.29	$4.77	$5.08	$0.08

2014
First Quarter	$9.16	$7.20	$7.40	$0.08
Second Quarter	$8.03	$6.58	$7.44	$0.26
Third Quarter	$7.75	$6.68	$6.88	$0.08
Fourth Quarter	$8.08	$5.58	$8.02	$0.38

(A)	Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

On an annual basis, we expect to distribute substantially all of our after-tax distributable earnings from all sources, including net management fees, net incentive income and distributable earnings generated by balance sheet investment realizations (with potential for incremental distribution based on returns of capital from balance sheet realizations). These distributions will include quarterly base dividends in an amount generally equal to net management fees and potential quarterly special dividends, which would be primarily balance sheet related, with potential special dividends following year-end also taking into consideration net incentive income. Any dividend declared by us will be subject to our determination of cash necessary or appropriate to provide for the conduct of our business, including making investments in our business or funds and maintaining compliance with applicable laws and covenants associated with our debt instruments or other obligations.

On February 24, 2016, we declared a base quarterly dividend of $0.08 per share for the fourth quarter of 2015. Our board of directors has not yet made a final determination as to whether to declare a special dividend or the amount of any special dividend. We declared a base quarterly dividend of $0.08 for each of the first three quarters in 2015 and for each quarter in 2014. The base quarterly dividends were supplemented by the investments made in November 2015 and February 2014 to repurchase approximately 13% and 12%, respectively, of our then outstanding dividend paying shares. Also, in addition to the base quarterly dividend, a special cash dividend of $0.18 per share was declared for the second quarter of 2014 and a special cash dividend of $0.30 per share was declared for the fourth quarter of 2014.

Dividend declarations are generally announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly, special or otherwise, will or can be paid, or the timing of any such declaration. Actual dividends paid to Class A shareholders depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant, including the success of our other efforts to return value to shareholders. The amount of dividends we are able to pay may be limited by the covenants under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants.”

In addition, in February 2016 our board of directors authorized the company to repurchase up to $100.0 million of our outstanding shares, either through open market purchases, tender offers or other means and we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $100.0 million in cash of our Class A shares, at a price per share within the range of $4.25 to $4.75, less applicable withholding taxes and without interest. Shareholders whose shares are validly tendered and accepted for payment pursuant to the tender offer will not be eligible to receive future dividends.

On February 19, 2016, the closing price for our Class A shares, as reported on the NYSE, was $4.22. As of February 19, 2016, there were approximately 27 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6. Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share data)
Operating Data
Revenues
Management fees, incentive income, expense reimbursements and other revenues	$1,213,856	$1,205,580	$1,264,983	$969,869	$858,628
Total Revenue	1,213,856	1,205,580	1,264,983	969,869	858,628
Expenses
Operating Expenses (A)	951,878	991,746	897,603	908,220	1,954,908
Transfer of interest in Graticule	101,000	—	—	—	—
Total Expense	1,052,878	991,746	897,603	908,220	1,954,908
Other Income (Loss)
Gains (losses)	(18,919)	(11,757)	53,933	48,921	(30,054)
Tax receivable agreement liability adjustment	(6,141)	(33,116)	(8,787)	(8,870)	3,098
Earnings (losses) from equity method investees	(32,915)	78,199	136,866	156,530	41,935
Gain on transfer of Graticule	134,400	—	—	—	—
Total Other Income (Loss)	76,425	33,326	182,012	196,581	14,979
Income (loss) before income taxes	237,403	247,160	549,392	258,230	(1,081,301)
Income tax benefit (expense)	(55,788)	(6,947)	(65,801)	(39,408)	(36,035)
Net Income (Loss)	$181,615	$240,213	$483,591	$218,822	$(1,117,336)
Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$103,129	$139,956	$283,144	$140,538	$(685,821)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(6)	(709)	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	78,492	100,966	200,447	78,284	(431,515)
	$181,615	$240,213	$483,591	$218,822	$(1,117,336)
Dividends declared per Class A share	$0.62	$0.50	$0.24	$0.20	$—
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$0.35	$0.47	$0.83	$0.29	$(2.34)
Net income (loss) per Class A share, diluted	$0.28	$0.43	$0.79	$0.27	$(2.36)
Weighted average number of Class A shares outstanding, basic	216,503,554	210,303,241	236,246,296	214,399,422	186,662,670
Weighted average number of Class A shares outstanding, diluted	442,686,774	455,154,136	500,631,423	524,900,132	493,392,235

Continued on next page.

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Assets
Investments, including options	$1,086,216	$1,193,389	$1,357,604	$1,249,761	$1,079,777
Cash and cash equivalents	339,842	391,089	364,583	104,242	333,166
Total assets	2,275,281	2,502,384	2,674,432	2,155,678	2,220,686
Liabilities and Equity
Debt obligations payable	230,677	75,000	—	149,453	261,250
Deferred incentive income	332,329	304,526	247,556	231,846	238,658
Total liabilities	1,333,477	1,217,712	1,059,527	939,028	1,158,294
Shareholders' equity, including accumulated other comprehensive income (loss)	570,685	643,599	825,067	626,471	487,431
Principals' and others' interests in equity of consolidated subsidiaries	371,119	639,356	789,838	590,179	574,961
Total Equity	941,804	1,282,955	1,614,905	1,216,650	1,062,392

(A)	Includes expenses related to non-cash compensation expense associated with the Principals Agreement for the year ended December 31, 2011. The Principals Agreement expired in December 2011.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $70.5 billion in AUM as of December 31, 2015. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,700 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage, and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in 2015, with positive performance in some funds and negative performance in others, and overall our segment operating results were down in comparison to 2014. In addition, we have continued significant capital raising within our funds and we have improved our capital structure by repurchasing our equity at a discount to their market price. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of December 31, 2015, we managed the following businesses:

Private Equity — a business that manages approximately $15.8 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Credit Funds — a business that manages approximately $18.1 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $5.4 billion of AUM which includes $4.5 billion of AUM relating to Graticule Asset Management Asia ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also receives fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. In addition, this business includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount matures in November 2016 and the remainder in November 2017.

Logan Circle — our traditional asset management business, which has approximately $31.2 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below. In addition, our liquid hedge fund business includes Affiliated Managers.

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

Publicly traded permanent capital vehicles are publicly traded entities which are externally managed by us. "Externally managed" means that their senior management is typically employed by us and that they rely on us for their decision making. In exchange, we receive management fees, incentive income and, when we assist these entities in raising equity capital, options to purchase their common stock. "Publicly traded" means that their equity, in the form of common stock, is typically traded on a major public stock exchange such as the New York Stock Exchange. As a result, their equity investors (stockholders) may trade in and out of their positions, but Fortress continues to earn management fees and incentive income regardless of any turnover in ownership. These entities have indefinite lives and typically pay dividends or distributions to their stockholders only from earnings, while capital is reinvested.

Hedge funds are typically “open-end” funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature. Our Affiliated Managers consist of hedge funds managed by autonomous businesses in which we have a minority interest. Our credit hedge funds include the Mount Kellett Funds of which Fortress is co-manager.

In addition, Fortress has a traditional asset management business. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

In exchange for our services, we receive remuneration in the form of management fees and incentive income. Management fees are typically based on a fixed annual percentage of the capital we manage for each fund investor, and are intended to compensate us for the time and effort we expend in researching, making, managing and realizing investments. Incentive income is typically based on achieving specified performance criteria, and it is intended to align our interests with those of the fund investors and to incentivize us to earn attractive returns. In addition, we receive certain expense reimbursements pursuant to our management agreements. For Affiliated Managers, we receive a percentage of their earnings and fees for providing infrastructure services.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors and the amount of capital managed by Affiliated Managers, also known as our “assets under management” or "AUM;"

•	Earn attractive returns on the investments we make; and

•	Effectively manage our liquidity, including our debt, if any, and expenses.

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

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility and other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the consolidated balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility and other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued (This amount is broken out from total compensation in Note 8 to our consolidated financial statements included in Item 8).

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (vi) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. See “— Results of Operations — Segment Analysis” section herein.

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

We believe that the presentation of distributable earnings enhances a reader's understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segment Analysis” section herein.

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

The year ended December 31, 2015 was marked by an overall weak global economy and increased divergences within developed markets. The slowdown in the global economy and the Federal Reserve’s move towards monetary policy tightening contributed to market volatility during the second half of 2015. Global equity markets overall delivered flat returns as optimism for economic recovery in the U.S. was countervailed by concerns over a sharp slowdown in China. Overall, developed market equities outperformed emerging market equities in 2015, which has been an ongoing trend. Some developed markets such as Japan registered positive returns in local-currency terms, but U.S. Dollar strength was a detractor for a large majority of countries and regions. Despite an improvement in the equity markets in the fourth quarter, many asset categories finished 2015 in negative territory and, in particular, commodities and emerging market equities suffered large losses amid decreasing global growth. Fixed-income returns were mixed in 2015. Corporate-bond yield spreads widened, with losses most noticeable in high-yield markets. During the fourth quarter, equity markets improved, helping reverse the previous quarter’s decline. However, most of the rebound occurred in October, growing out of market overreaction late in the third quarter due to slowing growth in China. Equity markets were volatile towards the end of the year as they were affected by falling oil and commodity prices, terrorist attacks, conflicting economic data, geopolitical instability, diverging monetary policies, and varying degrees of stimulus programs across the globe. Overall during the last quarter of the year, U.S. bonds fell and the U.S. Dollar rose against most major currencies. The beginning of 2016 was marked by another decline in equity markets amid worries about China’s slowing economy, rapidly falling oil prices and disappointing U.S corporate earnings growth. The U.S. Dollar continued to rise against most major currencies and perceived safe havens in the bond markets improved.

Throughout 2015, markets continued to focus on the path of U.S. monetary policy and inflation as indicators of the likely direction of global interest rates. Markets were particularly focused on the prospect for the Federal Reserve to increase interest rates. While at its September meeting the Federal Reserve decided to keep interest rates unchanged, by the end of the fourth quarter, the U.S. economy was deemed to have improved enough to support a rise in interest rates. GDP growth was on track for a 2% annual expansion and the unemployment rate declined from the beginning of the year. Consumer price inflation increased but core inflation was almost flat due to declining energy costs. In the housing market, home prices and sales continued to improve overall, though the pace of increases slowed. The Federal Reserve raised the federal funds target rate by 25 basis points in mid-December, the first rate hike in nine years, which reflected the Federal Reserve’s confidence that the U.S. economy was on a path to “sustainable improvement”. The Federal Reserve chose to keep interest rates unchanged at its January meeting and announced that it would continue to monitor events in global markets and their impact on the U.S. economy.

In January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. The Eurozone growth dynamics have improved and the Eurozone raised its growth forecasts for 2015 as it benefited from cheaper energy, which has also pushed the Eurozone to cut its inflation outlook. In addition, politics have been a source of uncertainty, and while Greece-related risk subsided in the third quarter with an austerity and reform deal, in the fourth quarter, Portugal and Spain held inconclusive general elections. Additional risks to the Eurozone include weaker emerging markets and China demand for Eurozone exports, potential for a British exit and the migrant crisis. Economic data from the Eurozone was largely encouraging during the fourth quarter, including a decrease in the jobless rate, but the inflation rate remained significantly below the target inflation rate set by the European Central Bank. During the year, the Euro fell to multiyear lows against the U.S. Dollar. European equity markets improved for the first two months of the fourth quarter based on quantitative easing guidance given by European Central Bank president and investor expectations for increased stimulus measures. However, the European equity markets declined in December after the European Central Bank fell short of market expectations. In December, the European Central Bank cut its deposit rate and extended its bond-buying program by six months, disappointing investors who had expected an increase in the amount of bond purchases. The beginning of 2016 was also tumultuous in the Eurozone as global growth concerns combined with worries over the financial sector and banks in particular created volatility.

In Japan, monetary policy remained unchanged and the Bank of Japan kept its monetary expansion efforts of ¥80.0 trillion a year in place. Overall, Japan was among the best-performing developed stock markets in 2015, helped by its large scale quantitative easing program, shareholder-friendly corporate actions, and a weak Yen. However, in the last quarter of the year, economic data remained mixed, with gradual progress in wage growth and inflation numbers, though inflation remained below the Bank of Japan’s target, and a third quarter annualized GDP expansion, in contrast to an expected decline. Amid mixed economic data, the Bank of Japan lowered its growth and inflation forecasts and made modest adjustments to its stimulus program (e.g., by increasing the average maturity of its bond purchases). In January, the Japanese equity market declined due to concerns over global growth and plummeting commodity prices but rebounded when the Bank of Japan made a surprise announcement to set negative interest rates for the first time amid a series of poor economic data releases in an attempt to stimulate the economy and weaken its currency.

Emerging markets underperformed developed-market stocks in 2015, even as they improved in the fourth quarter. Emerging markets were affected by declining commodity prices, a slowing global economy, in particular in China, and U.S. monetary policy. Overall during the year, emerging market currencies fell against the U.S. Dollar. Emerging markets also experienced capital outflows in 2015, which have the potential to create tighter financial conditions that could lead to economic instability. With a few exceptions, emerging market countries should remain challenged by slow global growth, especially as important commodity importers like China experience growth deceleration, and by rising interest rates in the U.S. The Chinese equity market improved in the fourth quarter of 2015 as the People’s Bank of China provided further support to the Chinese economy. In August, Chinese monetary authorities devalued the Chinese currency and, in the fourth quarter, the People’s Bank of China cut interest rates for the sixth time in a year and lowered the amount of cash banks are required to hold as reserves. However, economic data continued to be mixed. In India, the Prime Minister’s party lost a regional election in the fourth quarter, which was seen as a defeat for his reform-minded agenda. In Latin America, markets underperformed in the last quarter of the year. All of the region’s central banks, with the exception of Brazil, increased rates in line with the Federal Reserve in December. Economic data in Brazil continued to deteriorate throughout the last quarter of the year along with continued political turmoil. In December, the finance minister resigned, as two rating agencies downgraded Brazil to non-investment grade, and impeachment proceedings began against the President. Overall, emerging market equities have continued to struggle in 2016, hurt by U.S. Dollar strength, uncertainty about China’s monetary policy and global growth prospects, as well as falling oil prices.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to our ability to raise capital for new investment vehicles and realize investments in existing funds. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital. Recent market conditions, especially in the second half of 2015, however, have negatively affected the terms on which some of our permanent capital vehicles and portfolio companies were able to raise debt and equity capital but, as a general matter, positively impacted the environment for making new investments.

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

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment industry appears to have increased during the year ended December 31, 2015 and the outlook for 2016 remains generally positive, though the pace of growth may be decreasing. In addition, weaker performance of certain asset classes within the alternative investment industry may temper positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated positive returns in some funds and weaker returns in others. As illustrated in “- Assets Under Management” herein, we have been able to raise additional capital in our funds, including the permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as market conditions and other factors.

The strength of the industries or sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth and increased costs within some of our financial servicing investments. See “Item 1. Business-Regulatory and Compliance Matters.” With respect to mortgage servicing rights, excess mortgage servicing rights and other servicing related investments, the timing, size and potential returns of future investments may be less attractive than prior investments due to a number of factors including interest rates and increased competition. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer, which has increased the time and effort required to complete transactions. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values, though market conditions became more challenging toward the end of the year. European markets have presented opportunities for distressed investments in country specific markets such as Italy. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity (J)		Credit (J)
	Funds	Permanent Capital Vehicles	Hedge Funds (K)	PE Funds	Liquid Hedge Funds (K)	Logan Circle	Total
2013
AUM January 1, 2013	$10,510	$3,761	$5,665	$7,749	$5,060	$20,685	$53,430
Capital raised (A)	—	1,398	505	—	2,546	—	4,449
Increase in invested capital	444	97	—	2,236	3	—	2,780
Redemptions (B)	—	—	(83)	—	(850)	—	(933)
RCA distributions (C)	—	—	(1,020)	—	—	—	(1,020)
Return of capital distributions (D)	(985)	(23)	(20)	(2,150)	(122)	—	(3,300)
Adjustment for capital reset (E)	—	(1,492)	—	(6)	—	—	(1,498)
Crystallized incentive income (F)	—	—	(168)	—	(87)	—	(255)
Net client flows (traditional)	—	—	—	—	—	4,753	4,753
Income (loss) and foreign exchange (G)	1,892	(19)	977	(302)	848	(52)	3,344
AUM December 31, 2013	$11,861	$3,722	$5,856	$7,527	$7,398	$25,386	$61,750

2014
Capital raised (A)	—	483	561	122	2,817	—	3,983
Increase in invested capital	231	543	46	1,858	2	—	2,680
Redemptions (B)	—	—	(37)	—	(1,767)	—	(1,804)
RCA distributions (C)	—	—	(616)	—	—	—	(616)
Return of capital distributions (D)	(3,455)	(115)	(78)	(1,799)	(160)	—	(5,607)
Adjustment for capital reset (E)	—	—	—	(614)	—	—	(614)
Crystallized incentive income (F)	—	—	(169)	—	(130)	—	(299)
Net client flows (traditional)	—	—	—	—	—	5,420	5,420
Income (loss) and foreign exchange (G)	729	(66)	610	(139)	(32)	1,536	2,638
AUM December 31, 2014	$9,366	$4,567	$6,173	$6,955	$8,128	$32,342	$67,531

2015
Capital raised (A)	—	2,441	254	978	333	—	4,006
Increase in invested capital (H)	419	296	46	3,003	—	—	3,764
Redemptions (B)	—	—	(265)	—	(3,063)	—	(3,328)
RCA distributions (C)	—	—	(361)	—	—	—	(361)
Return of capital distributions (D)	(560)	(200)	(50)	(1,547)	(175)	—	(2,532)
Adjustment for capital reset (E)	—	(168)	—	—	—	—	(168)
Crystallized incentive income (F)	—	—	(120)	—	—	—	(120)
Equity buyback	—	(14)	—	—	—	—	(14)
Change in AUM of Affiliated Managers and co-managed funds	—	—	2,853	—	501	—	3,354
Net client flows (traditional)	—	—	—	—	—	(121)	(121)
Income (loss) and foreign exchange (G)	(234)	(106)	269	(81)	(315)	(1,043)	(1,510)
AUM December 31, 2015 (I)	$8,991	$6,816	$8,799	$9,308	$5,409	$31,178	$70,501

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
For private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds that are in their capital commitment periods, recallable capital distributions. For certain hedge funds, represents distributions from special investments to investors who fully redeemed their capital from the fund. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

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

In April 2013, Eurocastle announced a restructuring process and new investment focus. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle. In April 2015, Fortress entered into an amended management agreement with Eurocastle to further adjust the AUM used to compute management fees and to reset the earnings threshold for Fortress to earn incentive income.
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment which had AUM of $0.7 billion as of December 31, 2015.

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

(H)	Includes $1.1 billion of credit PE fund commitments raised in the prior period which became fee paying AUM in 2015.

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

(J)
As of December 31, 2015, the private equity funds and credit funds had approximately $0.6 billion and $6.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.9 billion is only available for follow-on investments, management fees and other fund expenses.

(K)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under Affiliated Managers. As of December 31, 2015, liquid hedge funds AUM included $4.5 billion related to Affiliated Managers and credit hedge funds AUM included $2.9 billion related to co-managed funds.

Redemptions

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2015 return of capital request notice date was October 2, 2015 for capital to be returned after December 31, 2015. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund for 2009 through 2015 (onshore only except for 2015 which included offshore) are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.” The Mount Kellett Funds which are co-managed by Fortress are not subject to redemptions.

Fortress's liquid hedge funds, other than the Fortress Partners Funds, are subject to varying redemption terms based on investor classes, but generally offer monthly or quarterly redemption terms. Redemption notices generally must be received in the period prior to payment.

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2015 redemption notice date was July 5, 2015 for redemptions to be paid in the first quarter of 2016.

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by Affiliated Managers:

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2015 (in thousands):

Notice Receipt Period	Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices		Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices
2015	$773,268	$211,179	$562,089		$2,610,903	$2,335,887	$275,016
2014	220,185	104,768	123,825		2,160,974	2,160,721	—
2013	157,251	131,388	33,521		957,414	981,914	—
Prior			211,922	(A)			—	(A)
			$931,357	(B)			$275,016	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For credit hedge funds, reflects $917.1 million in RCAs to be paid as the underlying investments are realized and $14.3 million to be paid primarily in the first quarter of 2016. For liquid hedge funds, reflects $275.0 million to be paid primarily in the first quarter of 2016 which includes $219.3 million related to the Fortress Partners Funds, $27.5 million related to the Convex Asia Funds and $28.2 million related to the Fortress Centaurus Global Funds. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception to December 31,
Name of Fund	Date		2015	2014	2013	2015	2014	2013
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	$ N/A	25.7%	25.7%	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	—	—	35.5%	35.5%	35.5%
Fund III (E)	Sep-04	In Liquidation	616	765	1,099	1.3%	4.8%	6.9%
Fund III Coinvestment (E)	Nov-04	In Liquidation	34	41	90	0.9%	1.5%	1.8%
Fund IV	Mar-06	Jan-17	1,543	2,171	2,859	(1.5)%	1.6%	3.1%
Fund IV Coinvestment	Apr-06	Jan-17	298	361	460	(2.6)%	(0.9)%	(0.7)%
Fund V	May-07	Feb-18	4,371	3,998	4,069	7.0%	6.2%	4.1%
Fund V Coinvestment	Jul-07	Feb-18	408	408	515	(5.6)%	(6.1)%	(7.2)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	—	19.4%	19.4%	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	652	(0.3)%	(0.3)%	(0.9)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	164	(1.6)%	(1.6)%	(3.7)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	—	(100.0)%	(100.0)%	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	581	763	1,083	3.2%	6.7%	6.8%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	408	433	436	(0.9)%	(0.1)%	(0.3)%
MSR Opportunities Fund I A	Aug-12	Aug-22	163	216	255	14.9%	16.6%	(C)
MSR Opportunities Fund I B	Aug-12	Aug-22	41	54	64	14.8%	16.4%	(C)
MSR Opportunities Fund II A	Jul-13	Jul-23	125	45	36	9.1%	(C)	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	2	1	—	8.7%	(C)	(C)
MSR Opportunities MA I	Jul-13	Jul-23	29	10	8	9.2%	(C)	(C)
Italian NPL Opportunities Fund	Dec-13	Sep-24	225	25	—	(C)	(C)	(C)
Fortress Equity Partners	Mar-14	Mar-24	147	75	N/A	(C)	(C)	N/A
Continued on next page.

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception
Name of Fund	Date		2015	2014	2013	to Date (D)	2015	2014	2013
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	680	768	1,795	N/A	11.8%	10.7%	7.0%
New Residential Investment Corp.	May-13	Permanent	2,689	1,367	1,196	N/A	15.1%	11.9%	10.5%
Eurocastle Investment Limited	Oct-03	Permanent	567	488	556	N/A	7.0%	6.9%	6.7%
New Media Investment Group Inc.	Feb-14	Permanent	637	487	N/A	N/A	6.8%	4.6%	N/A
New Senior Investment Group Inc.	Nov-14	Permanent	1,076	812	N/A	N/A	10.5%	5.6%	N/A
Fortress Transportation and Infrastructure Investors LLC (F)	May-15	Permanent	1,167	645	175	N/A	11.7%	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	PE style redemption	101	229	284	5.9%	(18.2)%	(1.8)%	13.7%
Fortress Macro Funds (A)	May-09	Closed Nov-15	N/A	1,552	1,546	2.8%	(17.6)%	(1.6)%	14.1%
Fortress Macro MA1 (A)	Nov-11	Closed Dec-15	N/A	287	359	5.6%	(4.6)%	(3.1)%	14.7%
Fortress Redwood Fund LTD (A)	Aug-13	Closed Dec-15	N/A	759	613	(3.5)%	(10.2)%	(1.6)%	(C)
Fortress Partners Fund LP (A)	Jul-06	Redeemable	308	456	566	1.6%	(5.0)%	(0.1)%	4.8%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	165	457	669	1.9%	(5.1)%	0.4%	6.7%
Fortress Centaurus Global Funds	Jun-14	Redeemable	204	33	N/A	0.2%	1.4%	(C)	N/A
Fortress Asia Macro Funds (J)	Mar-11	(J)	(J)	3,217	1,697	(J)	(J)	(1.2)%	17.1%
Fortress Convex Asia Funds	May-12	Redeemable	134	197	96	(4.4)%	(2.8)%	(4.9)%	(3.3)%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (G)	Aug-02	PE style redemption	4,339	4,335	3,898	10.8%	5.8%	10.0%	18.5%
Drawbridge Special Opp’s Fund LTD (G)	Aug-02	PE style redemption	1,156	1,328	1,317	9.8%	0.6%	6.0%	15.7%
Worden Fund	Jan-10	PE style redemption	224	225	201	9.7%	1.2%	6.5%	13.7%
Worden Fund II	Aug-10	PE style redemption	35	37	31	7.8%	(0.3)%	4.5%	12.4%
Japan Income Fund (Yen only)	Dec-13	Redeemable	88	44	—	(B)	(B)	(B)	N/A
Value Recovery Funds and related assets (A)	(H)	Non-redeemable	102	200	402	(H)	(H)	(H)	(H)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2015	2014	2013	2015	2014	2013
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	592	521	692	24.2%	25.6%	25.8%
Credit Opportunities Fund II	Jul-09	Jul-22	467	511	745	16.9%	18.2%	18.3%
Credit Opportunities Fund III	Sep-11	Mar-24	1,723	1,995	1,400	10.5%	(C)	(C)
Credit Opportunities Fund IV	Feb-15	Feb-27	484	N/A	N/A	(C)	N/A	N/A
FCO Managed Accounts (I)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,762	1,106	1,172	15.7%	18.8%	20.0%
FCO Managed Accounts (I)	Mar-15 to Jun-15	Mar-25 to Feb-28	304	714	457	(C)	(C)	(C)
Long Dated Value Fund I	Apr-05	Apr-30	129	163	185	5.3%	5.3%	5.0%
Long Dated Value Fund II	Nov-05	Nov-30	118	121	142	3.7%	4.1%	3.7%
Long Dated Value Fund III	Feb-07	Feb-32	64	74	87	6.3%	7.2%	8.6%
LDVF Patent Fund	Nov-07	Nov-27	4	3	3	8.3%	11.4%	12.7%
Real Assets Fund	Jun-07	Jun-17	24	66	77	6.4%	7.4%	8.5%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	154	267	364	32.9%	31.2%	22.2%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	417	388	713	23.4%	21.0%	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	431	408	696	25.9%	21.7%	(C)
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	470	N/A	N/A	(C)	(C)	N/A
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	649	N/A	N/A	(C)	(C)	N/A
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	—	33	21.2%	22.1%	22.8%
Global Opportunities Fund	Sep-10	Sep-20	189	195	255	8.3%	11.3%	(C)
Global Opportunities Fund II	Jul-15	Jul-26	60	N/A	N/A	(C)	N/A	N/A
Life Settlements Fund	Dec-10	Dec-22	92	88	261	(C)	(C)	(C)
Life Settlements Fund MA	Dec-10	Dec-22	8	8	23	(C)	(C)	(C)
Real Estate Opportunities Fund	May-11	Sep-24	121	157	187	16.5%	15.5%	(C)
Real Estate Opportunities Fund II	May-14	May-27	1,000	122	N/A	(C)	(C)	N/A
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	40	41	29	11.8%	12.5%	(C)
Subtotal - all funds			31,965	34,237	34,712
Managed accounts (J)			9	952	1,652
Affiliated Managers and Co-managed Funds (J)			7,349	N/A	N/A
Total - Alternative Investments			39,323	35,189	36,364
Logan Circle			31,178	32,342	25,386
Total (K)			70,501	67,531	61,750

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 86% of our alternative investment AUM as of December 31, 2015.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds (which includes Fortress MA I and Fortress Redwood Fund LTD) and related managed accounts.

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
For credit hedge funds and liquid hedge funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments. No return is shown for Japan Income Fund, returns are not an accurate performance metric for this fund.
For funds that are closed, the return(s) that are disclosed for the periods subsequent to closing represents the fund's return through its closing date.

(C)
Generally, these funds had no successor fund formed and either (a) were in their investment or commitment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these periods.

(D)	For credit hedge funds and liquid hedge funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment.

(F)	WWTAI was a private fund formed in July 2011 and formerly managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015.

(G)
The returns for Drawbridge Special Opportunities Funds exclude the performance of special investments and the performance of the redeeming capital accounts (i.e., investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(H)
Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(I)	AUM and returns shown for prior periods have not been adjusted for funds which no longer fall within the description of Note (C) above for the current period.

(J)
In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our Affiliated Managers. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(K)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD), NIH (closed June 2015), FPRF and Mortgage Opportunities Funds I and II (closed May 2014). Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH) and FICO (Intrawest) had no AUM or were closed as of December 31, 2015, 2014 and 2013, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Revenues
Management fees: affiliates	$547,109	$539,600	$520,283	$7,509	$19,317
Management fees: non-affiliates	59,480	68,948	62,795	(9,468)	6,153
Incentive income: affiliates	345,052	362,578	419,828	(17,526)	(57,250)
Incentive income: non-affiliates	813	1,734	44,383	(921)	(42,649)
Expense reimbursements: affiliates	237,158	213,048	206,452	24,110	6,596
Expense reimbursements: non-affiliates	11,005	13,429	7,209	(2,424)	6,220
Other revenues	13,239	6,243	4,033	6,996	2,210
Total Revenues	1,213,856	1,205,580	1,264,983	8,276	(59,403)

Expenses
Compensation and benefits	743,862	795,361	741,761	(51,499)	53,600
General, administrative and other expense (including depreciation and amortization)	203,437	192,942	150,460	10,495	42,482
Interest expense	4,579	3,443	5,382	1,136	(1,939)
Transfer of interest in Graticule	101,000	—	—	101,000	—
Total Expenses	1,052,878	991,746	897,603	61,132	94,143

Other Income (Loss)
Gains (losses)	(18,919)	(11,757)	53,933	(7,162)	(65,690)
Tax receivable agreement liability adjustment	(6,141)	(33,116)	(8,787)	26,975	(24,329)
Earnings (losses) from equity method investees	(32,915)	78,199	136,866	(111,114)	(58,667)
Gain on transfer of Graticule	134,400	—	—	134,400	—
Total Other Income (Loss)	76,425	33,326	182,012	43,099	(148,686)

Income Before Income Taxes	237,403	247,160	549,392	(9,757)	(302,232)
Income tax expense	(55,788)	(6,947)	(65,801)	(48,841)	58,854
Net Income	$181,615	$240,213	$483,591	$(58,598)	$(243,378)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	$103,129	$139,956	$283,144	$(36,827)	$(143,188)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(6)	(709)	—	703	(709)
Net Income Attributable to Class A Shareholders	78,492	100,966	200,447	(22,474)	(99,481)
	$181,615	$240,213	$483,591	$(58,598)	$(243,378)

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Each of these factors is described below.

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital or book equity (as defined) for the publicly traded permanent capital vehicles, (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle), (iv) or the AUM for Affiliated Managers and co-managed funds.

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity		Credit Hedge Funds (C)
Year Ended	Funds (A)	Permanent Capital Vehicles (B)		Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
December 31, 2015	$9,464	$5,970	$7,311	$8,086	$3,261	$32,789	$66,881
December 31, 2014	10,606	4,090	6,044	7,088	7,732	28,910	64,470
December 31, 2013	11,144	3,459	5,714	7,191	6,266	22,597	56,371

(A)
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. These funds had average fee paying AUM, based on a simple quarterly average, of $0.8 billion, $1.0 billion and $1.3 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Total management fees from these funds were $9.9 million, $13.8 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(B)
In December 2015 and January 2016, certain publicly traded permanent capital vehicles announced share repurchase programs to purchase up to $330.0 million of common stock over the next twelve months which will reduce fee paying AUM upon repurchase.

(C)	In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(D)
In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our Affiliated Managers.  Total management fees for the Fortress Asia Macro Funds and related managed accounts were $58.0 million and $26.3 million for the years ended December 31, 2014 and 2013, respectively.  Total incentive income for the Fortress Asia Macro Funds and related managed accounts were $9.1 million and $45.5 million for the years ended December 31, 2014 and 2013, respectively.

In the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts.  The Fortress Macro Funds and related managed accounts had average fee paying AUM of $2.5 billion, $3.5 billion and $3.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively.  Total management fees for the Fortress Macro Funds and related managed accounts were $34.7 million, $63.3 million and $63.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Total incentive income for the Fortress Macro Funds and related managed accounts was less than $0.1 million, $3.8 million and $104.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015, we had $21.9 billion of incentive eligible NAV in the Fortress Funds above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2014, we had $21.3 billion of incentive eligible NAV in the Fortress Funds above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds above their incentive income threshold was primarily related to positive performance in the private equity funds, permanent capital vehicles and Logan Circle businesses, as well as incentive eligible NAV from new credit PE funds. These increases were partially offset by a decrease in the liquid hedge funds business as a result of the transition of the Fortress Asia Macro Funds and related managed accounts to Graticule in January 2015 and the closing of the Fortress Macro Funds and related managed accounts in the fourth quarter of 2015. Additionally, the December 31, 2015 incentive eligible NAV increased from the September 30, 2015 incentive eligible NAV of $20.6 billion, also primarily related to positive performance in the private equity funds, credit PE funds and Logan Circle businesses.

As of December 31, 2014 and 2013, we had $21.3 billion and $21.7 billion, respectively, of incentive eligible NAV in the Fortress Funds above their incentive income threshold. The decrease in incentive eligible NAV in the Fortress Funds above their incentive income threshold was primarily related to negative performance and redemptions in our liquid hedge funds business and partially offset by positive performance in our credit hedge funds, credit PE funds and permanent capital vehicles businesses.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and historical performance of our funds may not be indicative of future results.

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house the changes in the number of employees, and related augmentation of systems and infrastructure. Our headcount included 1,172, 1,186 and 1,074 asset management employees as of December 31, 2015, 2014 and 2013, respectively. Additionally, we had 1,868 employees as of December 31, 2015 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,674 and 1,250 such employees as of December 31, 2014 and 2013, respectively.

Revenues

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Total revenues were $1,213.9 million for the year ended December 31, 2015, a net increase of $8.3 million, compared to $1,205.6 million for the year ended December 31, 2014.

The increase in revenues of $8.3 million was primarily attributable to (i) an increase of $24.1 million in expense reimbursements from affiliates, (ii) an increase of $7.5 million in management fees from affiliates and (iii) an increase of $7.0 million in other revenues. These increases were partially offset by (i) a decrease in incentive income from affiliates of $17.5 million, (ii) a decrease in management fees from non-affiliates of $9.5 million, (iii) a decrease in expense reimbursements from non-affiliates of $2.4 million and (iv) a decrease in incentive income from non-affiliates of $0.9 million.

The increase in expense reimbursements from affiliates of $24.1 million was primarily related to an increase in operating expenses eligible for reimbursement from our private equity funds, permanent capital vehicles and credit hedge funds businesses for the year ended December 31, 2015 as compared with the prior period.

The increase in management fees from affiliates of $7.5 million was primarily due to (i) an increase of $53.2 million in management fees primarily related to our permanent capital vehicles, credit PE funds, credit hedge funds and Logan Circle as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $4.8 billion, (ii) a net increase of $18.8 million related to an increase of permanent capital vehicle options granted to Fortress during the year ended December 31, 2015 as compared to the prior period, (iii) $16.3 million of fees related to our Affiliated Managers which started in January 2015 and (iv) $14.5 million of management fees related to a co-management agreement which began in July 2015. These increases were partially offset by (i) a $53.1 million decrease in management fees as a result of a decrease of $2.6 billion in average fee paying AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule in January 2015 and (ii) a $42.2 million decrease in management fees as a result of a decrease in the average management fee paying AUM of $2.2 billion in our private equity funds and liquid hedge funds.
The increase in other revenues of $7.0 million was primarily attributable to (i) an increase of $4.4 million of distributions from other investments during the year ended December 31, 2015, (ii) an increase of $1.4 million of services fees and (iii) an increase of $1.2 million of dividend and interest income.

The decrease in incentive income from affiliates of $17.5 million was primarily attributable to (i) a decrease of $41.7 million in crystallized incentive income earned from our credit hedge funds primarily due to lower returns from non-redeeming capital accounts, (or “non-RCA”), which represents accounts where investors have not provided withdrawal notices and decreased redeeming capital accounts (“RCA”), (ii) a decrease of $21.4 million in incentive income recognized in the prior period from Fund II as a result of a realization event during the year ended December 31, 2014, which resulted in the recognition of revenue as certain contingencies for repayment were resolved, (iii) a decrease of $15.0 million in crystallized incentive income earned from our liquid hedge funds primarily due to the transfer of the Fortress Asia Macro Funds to Graticule in January 2015 and the closing of the Fortress Macro Funds and related managed accounts (iv) a net decrease of $2.3 million in incentive income recognized from our permanent capital vehicles. These increases were partially offset by a net increase of $62.7 million in incentive income earned from our credit PE funds, primarily as a result of non-clawbackable tax distributions and an increase in crystallized incentive income as a result of realization events during the year ended December 31, 2015 which resulted in the recognition of revenue as certain contingencies for repayment were resolved.

The decrease in management fees from non-affiliates of $9.5 million was primarily related to (i) a decrease of $10.0 million due to the closing of our liquid hedge fund managed accounts, (ii) a $4.9 million decrease as a result of a transfer of $0.3 billion in average management fee paying AUM relating to the Fortress Asia Macro Funds and managed accounts which transitioned to Graticule in January 2015 and (iii) a decrease of $1.1 million earned from certain investments in one of our permanent capital vehicles. These decreases were partially offset by an increase of $6.9 million related to Logan Circle as a result of an increase in average management fee paying AUM of $3.2 billion.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Total revenues were $1,205.6 million for the year ended December 31, 2014, a net decrease of $59.4 million, compared to $1,265.0 million for the year ended December 31, 2013.

The decrease in revenues of $59.4 million was primarily attributable to decreases of $57.3 million and $42.6 million in incentive income from affiliates and non-affiliates, respectively. These decreases were partially offset by (i) increases of $19.3 million and $6.2 million in management fees from affiliates and non-affiliates, respectively, (ii) an increase of $6.6 million and $6.2 million in expense reimbursements from non-affiliates, respectively, and (iii) an increase of $1.9 million in other revenues.

The decrease in incentive income from affiliates of $57.3 million was primarily attributable to (i) a net decrease of $91.6 million in incentive income earned from our liquid hedge funds primarily as a result of a decrease in crystallized incentive due to lower returns in the year ended December 31, 2014, as compared to the prior period, (ii) a decrease of $70.3 million in incentive income earned from our credit hedge funds primarily due to lower returns from non-redeeming capital accounts (or "non-RCA"), which represents accounts where investors have not provided withdrawal notices, decreased redeeming capital accounts ("RCA") and a decrease in crystallized distribution from incentive income from our Worden Funds and (iii) a decrease of $4.9 million of incentive income recognized in the prior period from the liquidation of Fund I in May 2013. These decreases were partially offset by (i) an increase of $69.6 million in incentive income from our credit PE funds, primarily due to an increase in deemed tax distributions, which are not subject to clawback and (ii) an increase of $40.8 million in crystallized incentive income recognized from the permanent capital vehicles, primarily related to New Residential.

The $42.6 million decrease in incentive income from non-affiliates was primarily related to a net decrease in crystallized incentive income of $43.0 million from our liquid hedge fund managed accounts due to lower returns, as compared with the prior period.

The increase in management fees from affiliates of $19.3 million was mainly due to (i) an increase of $43.2 million in management fees from our liquid hedge funds, credit hedge funds, and Logan Circle primarily as a result of increases in average fee paying AUM, based on a simple quarterly average, of $2.3 billion, (ii) an increase of $2.1 million of management fees from our private equity funds primarily as a result of an net increase in the market values of certain portfolio companies and (iii) a net increase of $9.4 million of management fees from our permanent capital vehicles of which approximately $21.0 million was primarily due to an increase in the average AUM of New Residential, New Media and WWTAI and properties managed offset by a decrease of $7.0 million in Newcastle management fees due to the distribution of common shares of New Residential, New Media and New Senior and a $4.9 million decrease in Eurocastle management fees primarily due to a decrease in average AUM as a result of their restructuring process and amended management agreement in April 2013. This increase was partially offset by a decrease of $36.2 million in management fees resulting from publicly traded permanent capital vehicle options granted to Fortress during the year ended December 31, 2014 as compared to the prior period.

The increase in management fees from non-affiliates of $6.2 million was primarily related to a $10.7 million increase in management fees from non-affiliates from Logan Circle due to an increase in average fee paying AUM, based on a simple quarterly average, of $5.8 billion, partially offset by net decreases of $3.5 million and $0.9 million in management fees from non-affiliates from our liquid hedge fund managed accounts and permanent capital vehicles, respectively.

The increase in expense reimbursement from affiliates of $6.6 million was primarily related to an increase in operating expenses eligible for reimbursement from our funds and an increase in expense reimbursements related to our senior living property manager for the year ended December 31, 2014 as compared to the prior comparative period.

The increase in expense reimbursements from non-affiliates of $6.2 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

Expenses

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Expenses were $1,052.9 million, including a non-cash expense of $101.0 million relating to the transfer of an interest in Graticule, for the year ended December 31, 2015, a net increase of $61.1 million, compared to $991.7 million for the year ended December 31, 2014. Excluding the Graticule transfer, expenses were $951.9 million for the year ended December 31, 2015, a net decrease of $39.9 million, compared to $991.7 million for the year ended December 31, 2014. The decrease in expenses was primarily due to a decrease in compensation and benefits of $51.5 million, partially offset by an increase in general, administrative and other expenses (including depreciation and amortization) of $10.5 million.

Total compensation and benefits decreased primarily due to a $77.3 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, credit PE funds and permanent capital vehicles, as a result of changes in the performance of relevant funds and the amount of profit-sharing interests held by employees in the respective periods. This decrease was partially offset by (i) a $14.0 million increase in other payroll, taxes and benefits as a result of an increase in headcount and (ii) a $12.0 million increase in profit-sharing expenses primarily related to Principal Performance Payments in our private equity and credit businesses, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.
The increase in general, administrative and other expenses was primarily due to an increase of $19.4 million in depreciation and amortization expenses, of which $18.2 million was related to the impairment of certain technology and software related assets in the liquid hedge fund business for the year ended December 31, 2015. This increase was partially offset by a $3.9 million decrease in professional fees and a $5.0 million decrease in general and other expenses.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Expenses were $991.7 million for the year ended December 31, 2014, a net increase of $94.1 million, compared to $897.6 million for the year ended December 31, 2013. The increase was primarily attributable to (i) an increase in compensation and benefits of $53.6 million and (ii) an increase in general, administrative and other expenses (including depreciation and amortization) of $42.5 million. These increases were partially offset by a decrease in interest expense of $1.9 million.

Total compensation and benefits increased primarily due to (i) a $70.7 million increase in profit sharing expenses related to our credit PE funds and permanent capital vehicles as a result of changes due to realization events and the amount of profit sharing interests held by employees in the respective periods, and (iii) a $29.5 million increase in other payroll, taxes and benefits as a result of an increase in headcount, (ii) a $19.4 million increase in discretionary bonus accruals. These increases were, partially offset by a $65.0 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, private equity funds and Principal Performance Payments, as a result of changes in the performance of relevant funds.

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

The decrease in interest expense of $1.9 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the year ended December 31, 2014, as compared to the prior period.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2015 of $79.4 million with a weighted average recognition period of 4.1 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income when it becomes probable and reasonably estimable that incentive income will be received. Credit hedge fund and liquid hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 8 to our consolidated financial statements included in Item 8.

Profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

As of December 31, 2015, we have $965.3 million of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $481.7 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Other Income (Loss) was $76.4 million, including a non-cash gain of $134.4 million relating to the transfer of Graticule, for the year ended December 31, 2015, a net increase of $43.1 million, compared to $33.3 million for the year ended December 31, 2014. Excluding the Graticule transfer, Other Income (Loss) was $(58.0) million for the year ended December 31, 2015, a net decrease of $91.3 million, compared to $33.3 million for the year ended December 31, 2014. The net decrease of $91.3 million was primarily related to (i) a net decrease of $111.1 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, credit hedge funds, credit PE funds, liquid hedge funds and Affiliated Managers for the year ended December 31, 2015 as compared to the prior comparative period and (ii) a net decrease in realized and unrealized gains of $24.9 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts for the year ended December 31, 2015 as compared to the prior period. These decreases were partially offset by (i) a decrease of $27.0 million associated with the tax receivable agreement for the year ended December 31, 2015, as compared to the prior period and (ii) a decrease in net realized and unrealized losses of $11.6 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the year ended December 31, 2015 as compared to the prior period.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Other Income (Loss) was $33.3 million for the year ended December 31, 2014, a net decrease of $148.7 million, compared to $182.0 million for the year ended December 31, 2013. This decrease is primarily related to (i) decreases of $28.6 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the year ended December 31, 2014 as compared to an increase of $46.4 million in the prior comparative period, resulting in a net decrease of $75.0 million, (ii) a net decrease of $58.7 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, credit hedge funds, credit PE funds and liquid hedge funds for the year ended December 31, 2014 relative to the prior comparative period, (iii) an increase of $24.3 million in the tax receivable agreement liability expense, (iv) an increase of $5.8 million in losses associated with our holdings of digital currency for the year ended December 31, 2014 as compared to the prior period, (v) a $1.6 million decrease relating to our trading securities and (vi) a $1.6 million loss from other investments. These decreases were partially offset by an increase of $18.3 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, for the year ended December 31, 2014 as compared to the prior period.

Income Taxes

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the years ended December 31, 2015, 2014 and 2013 Fortress recognized income tax expense of $55.8 million, $6.9 million and $65.8 million respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income and related foreign and state income taxes, (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of stock-based compensation awards that vested and were delivered at varying stock prices.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

	Comparative Years
	2015 vs. 2014	2014 vs. 2013
Change in pre-tax income applicable to Class A Shareholders (A)	$8,140	$(56,265)
Change in foreign and state income taxes (B)	9,966	(21,762)
Change in mix of business (C)	646	16,893
Change in deferred tax asset-impact of equity compensation vesting and other adjustments (D)	(15,105)	(7,292)
Change in deferred tax asset valuation allowance and related adjustments (E)	57,607	(2,353)
Tax receivable agreement liability adjustment (F)	(9,442)	8,515
Change in tax credits and other deductions	(2,971)	3,410
Total change	$48,841	$(58,854)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
Primarily related to enacted legislative changes to New York City and New York State corporate taxation in 2015 and 2014, respectively, which increased the value of certain future tax benefits. The increase in benefits were greater in 2014 than in 2015.

(C)
For the year ended December 31, 2015, the amount of income passed through to shareholders was comparable to the year ended December 31, 2014. For the year ended December 31, 2014, the amount of income passed through to shareholders was lower when compared to the year ended December 31, 2013, increasing taxable income in 2014 attributable to our tax paying corporate subsidiary.

(D)
The decrease in 2015 was primarily attributable to the impact of the 2014 write-off of deferred tax assets relating to the public offering basis differences. For 2013, write off of deferred tax assets relates to the tax shortfall created by the vesting of RSUs and RPUs. This factor changes based on the amount of equity-based compensation delivered in a given year and the stock price on the date of delivery. To the extent the actual tax benefit is greater than previously estimated, excess tax benefits are credited to stockholders' equity, which was the case in 2014 and 2015.

(E)
In 2015, the increase was primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance. In 2014 and 2013, the change was primarily related to the reversal of the valuation allowance on previously fully reserved deferred tax assets associated with funds that were in the process of liquidation.

(F)
Relates to the tax receivable agreement (discussed in Note 6 to our consolidated financial statements included in Item 8) which is not tax deductible and represents a significant permanent tax/GAAP difference.

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries decreased from $140.0 million to $103.1 million, a decrease of $36.8 million, primarily attributable to (i) a decrease of $21.0 million in the amount of consolidated net income allocable to the FOG units held by the principals and a former senior employee, (ii) an $11.5 million decrease resulting primarily from the dilution of non-controlling interests in Fortress Operating Group related to the delivery of restricted stock and the purchase of Fortress Operating Group units from a principal and (iii) a $4.3 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The $21.0 million decrease in the amount of consolidated net income allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $40.2 million decrease in Fortress's shareholders' net income in Fortress Operating Group during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries decreased from $283.1 million to $140.0 million, a decrease of $143.2 million, primarily attributable to (i) a decrease of $143.9 million resulting from a $280.4 million decrease in Fortress Operating Group consolidated net income during the year ended December 31, 2014 as compared to the year ended December 31, 2013, (ii) a decrease of $1.5 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group offset by (iii) an increase of $2.2 million resulting from the dilution of non-controlling interests in Fortress Operating Group related to the delivery of restricted stock and restricted partnership awards.

Redeemable Non-controlling Interests in Income (Loss)

Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries represent the share of income (loss) attributable to equity interests which are redeemable and not owned by Fortress.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. Because of such differences in our segments' strategies and investor terms, each segment requires different types of management focus and those segments are managed separately.

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

“Distributable earnings” attributable to the Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i)                  a.           for Fortress Funds which are private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s CODM (net of the reversal of any prior such reserves that are no longer deemed necessary), less (b) incentive income recorded in accordance with GAAP,
b.        for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were earned on a quarterly basis, less (b) incentive income recorded in accordance with GAAP,

c.
adding the receipt of cash or proceeds from the sale of shares received (a) as incentive income from the publicly traded permanent capital vehicles and (b) pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,

d.	adding incentive income received from third parties which is subject to contingent repayment less incentive income from third parties that is no longer subject to contingent repayment,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:
a.       for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, less (b) impairment with respect to these funds, if necessary, less (c) equity method earnings (or losses) recorded in accordance with GAAP,
b.         subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,
c.          subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any,

(iv)	for 2015, subtracting the gain on transfer of Graticule,

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

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	for 2015, adding back the expense related to the transfer of interest in Graticule,

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 6 to our consolidated financial statements included in Item 8).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$115,627	$136,110	$134,176	$(20,483)	$1,934
Incentive Income	691	2,854	13,211	(2,163)	(10,357)
Segment revenues - total	$116,318	$138,964	$147,387	$(22,646)	$(8,423)
Pre-tax distributable earnings	$72,146	$183,078	$109,089	$(110,932)	$73,989

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings decreased by $110.9 million primarily due to:

Revenues

Management fees were $115.6 million for the year ended December 31, 2015, a net decrease of $20.5 million, compared to $136.1 million for the year ended December 31, 2014. Management fees decreased by $20.5 million primarily due to (i) a decrease of $21.3 million in management fees primarily from Fund III, Fund III Co, Fund IV, Fund IV Co, FHIF and Fund V Co as a result of return of capital distributions and a decrease in the market values of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees for the year ended December 31, 2015 as compared to the prior period and (ii) a decrease of $6.6 million due to the liquidation of FRIC and FRID, which both substantially liquidated their respective investments during the second quarter of 2014. These decreases were partially offset by (i) an increase of $6.3 million in management fees primarily from Fund V as a result of an increase in the market value of certain portfolio companies which impacted the computation of fees for the year ended December 31, 2015 as compared to the prior period and (ii) an increase of $1.5 million from Fortress Equity Partners and Italian NPL Opportunities Fund.

Incentive income was $0.7 million for the year ended December 31, 2015, a decrease of $2.2 million compared to $2.9 million of incentive income recognized for the year ended December 31, 2014. During the year ended December 31, 2015, the incentive income earned was due to a realization event of $0.7 million that occurred as a result of the liquidation of Fund II. The incentive income earned during the year ended December 31, 2014 of $2.9 million was due to a $2.0 million reversal of Fund II clawback reserve, as well as $0.9 million in incentive income earned from a realization event in Fund II.

Expenses

Expenses were $44.5 million for the year ended December 31, 2015, a net decrease of $6.4 million, compared to $50.9 million for the year ended December 31, 2014.  The net decrease of $6.4 million in expenses was primarily attributable to (i) a net decrease of $3.5 million in general and administrative and corporate allocable expenses for the year ended December 31, 2015, as compared to the prior period, (ii) a net decrease of $2.1 million in compensation and benefits expense for the year ended December 31, 2015, as compared to the prior period and (iii) a decrease of $0.8 million in profit sharing compensation expense.

Net Investment Income

Net investment income was $0.3 million for the year ended December 31, 2015, a net decrease of $94.7 million, compared to $95.0 million for the year ended December 31, 2014. Net investment income for the year ended December 31, 2015 was primarily attributable to $0.2 million in distributions from realization events from our private equity funds. Net investment income for the year ended December 31, 2014 was primarily attributable to (i) $50.3 million in distributions from realization events primarily from FRIC, FRID and the Mortgage Opportunities Funds I and II and (ii) a $45.9 million gain related to the sale of our GAGFAH stock.  These amounts were partially offset by a $1.4 million realized loss on foreign currency hedges related to the Euro for the year ended December 31, 2014.

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

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$96,263	$69,360	$61,200	$26,903	$8,160
Incentive Income	105,603	65,448	18,101	40,155	47,347
Segment revenues - total	$201,866	$134,808	$79,301	$67,058	$55,507
Pre-tax distributable earnings	$104,529	$40,976	$31,319	$63,553	$9,657

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings increased by $63.6 million primarily due to:

Revenues

Management fees were $96.3 million for the year ended December 31, 2015, a net increase of $26.9 million, compared to $69.4 million for the year ended December 31, 2014. Management fees increased by $26.9 million primarily due to (i) a $13.8 million increase related to an increase in New Residential average AUM as a result of equity raised, (ii) a $12.4 million increase due to a new management agreement with New Senior which was spun off by Newcastle in November 2014 as well as an increase in the New Senior average AUM as a result of equity raised, (iii) a $9.6 million increase due to an increase in AUM as a result of capital called from investors in WWTAI and a new management agreement as a result of the FTAI IPO, (iv) a $3.8 million increase due to an increase in New Media average AUM as a result of equity raised during 2015 and the end of 2014, (v) a $1.6 million increase in Blue Harbor management fees due to an increase in the number of properties managed by Blue Harbor. These increases were partially offset by (i) a decrease of $10.3 million in Newcastle management fees primarily related to its decrease in AUM due to the spin-off of New Senior and (ii) a $4.0 million decrease in Eurocastle management fees primarily related to an amendment to its management agreement and changes to the foreign exchange rate.

Incentive income was $105.6 million for the year ended December 31, 2015, a net increase of $40.2 million, compared to $65.4 million of incentive income recognized for the year ended December 31, 2014. Incentive income increased by $40.2 million as a result of an increase of (i) $52.4 million related to the exercise of our options and sale of resulting shares in New Residential, (ii) $29.4 million related to New Media for the year ended December 31, 2015 and (iii) $2.9 million related to Eurocastle for the year ended December 31, 2015. These increases were partially offset by (i) a decrease of $41.7 million in incentive income related to New Residential for the year ended December 31, 2015 and (ii) a decrease of $3.4 million related to the exercise our options and sale of resulting shares in Newcastle.

Expenses

Expenses were $99.2 million for the year ended December 31, 2015, a net increase of $3.4 million, compared to $95.8 million for the year ended December 31, 2014. The increase of $3.4 million in expenses was primarily attributable to (i) a $13.8 million increase in accruals for Principal Performance Payments as compared to the prior period and (ii) a $3.1 million net increase in compensation and benefits expense, as compared to the prior period. This increase was partially offset by (i) a decrease of $10.5 million in profit sharing compensation expense and (ii) a net decrease of $3.2 million in general and administrative and corporate allocable expenses for the year ended December 31, 2015.

Net Investment Income

Net investment income was $1.8 million primarily related to dividends from our direct investments in our permanent capital vehicles for the year ended December 31, 2015, a net decrease of $0.2 million, compared to $2.0 million for the year ended December 31, 2014.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Pre-tax distributable earnings increased by $9.7 million primarily due to:

Revenues

Management fees were $69.4 million for the year ended December 31, 2014, a net increase of $8.2 million, compared to $61.2 million for the year ended December 31, 2013. Management fees increased by $8.2 million primarily as a result of (i) a $8.4 million increase due to an increase in average AUM for New Residential which was spun off by Newcastle in May 2013, (ii) a $5.6 million increase due to a new management agreement with New Media which was spun off by Newcastle in February 2014, as well as an increase in average AUM as a result of equity raised by New Media during the third quarter of 2014, (iii) an increase of $3.2 million in management fees primarily due to an increase in WWTAI average AUM as a result of net capital inflows, (iv) a $1.6 million increase in management fees generated by Blue Harbor due to an increase in properties managed compared to prior period and (v) an increase of $1.9 million in fees due to a new management agreement with New Senior which was spun off by Newcastle in November 2014. These increases were partially offset by (i) a $7.0 million decrease in Newcastle management fees primarily due to the distribution of common shares of New Residential, New Media and New Senior as described above resulting in a decrease in average AUM, and (ii) a $5.5 million decrease in Eurocastle management fees primarily due to a decrease in average AUM as a result of their restructuring process and amended management agreement in April 2013.

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

Expenses

Expenses were $95.8 million for the year ended December 31, 2014, a net increase of $46.3 million, compared to $49.5 million for the year ended December 31, 2013. The increase of $46.3 million in expenses was primarily attributable to (i) a $18.0 million increase in compensation and benefits expense primarily due to an increase in average headcount assigned to the permanent capital vehicles segment, (ii) a net increase of $8.3 million in general and administrative and corporate allocable expenses, (iii) an increase of $16.8 million in profit sharing expense related to the net operating results of certain permanent capital vehicles including the recognition of the incentive income discussed above (which includes a $6.8 million increase related to the exercise of our publicly traded permanent capital vehicle options allocated to employees) and (iv) an increase of $3.2 million in accruals for Principal Performance Payments as compared to the prior period.

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

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$134,054	$113,825	$101,890	$20,229	$11,935
Incentive Income	84,588	121,768	190,846	(37,180)	(69,078)
Segment revenues - total	$218,642	$235,593	$292,736	$(16,951)	$(57,143)
Pre-tax distributable earnings	$84,934	$85,988	$127,450	$(1,054)	$(41,462)

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings decreased by $1.1 million primarily due to:

Revenues

Management fees were $134.1 million for the year ended December 31, 2015, a net increase of $20.2 million, compared to $113.8 million for the year ended December 31, 2014. Management fees increased by $20.2 million primarily due to (i) $16.0 million in fees related to a co-management agreement which began in July 2015, (ii) a $4.7 million net increase from the Drawbridge Special Opportunities Funds due to an increase in average AUM and (iii) a $1.0 million increase from the Fortress Japan Income Fund. These increases were partially offset by a $1.5 million decrease in management fees from the Value Recovery Funds.

Incentive income, which is determined on a fund-by-fund basis, was $84.6 million for year ended December 31, 2015, a net decrease of $37.2 million, compared to $121.8 million for the year ended December 31, 2014. Incentive income decreased by $37.2 million primarily due to decreases of $39.5 million and $2.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the year ended December 31, 2015 as compared to the prior period. These decreases were partially offset by (i) a $4.5 million increase in incentive income from other investments and (ii) $0.4 million in incentive income from Fortress Japan Income Fund for the year ended December 31, 2015.

Expenses

Expenses were $135.8 million for the year ended December 31, 2015, a net decrease of $12.5 million, compared to $148.3 million for the year ended December 31, 2014. The decrease of $12.5 million in expenses was primarily attributable to (i) a decrease of $23.5 million in profit sharing compensation expense related to the decrease of incentive income described above and (ii) a $3.7 million decrease in accruals for Principal Performance Payments. These decreases were partially offset by (i) an $11.2 million net increase in compensation and benefits expense, as a result of an increase in headcount, for the year ended December 31, 2015 as compared to the prior period and (ii) an increase of $3.5 million in general and administration expenses and corporate allocable expenses.

Net Investment Income

Net investment income (loss) was $2.1 million for the year ended December 31, 2015, a net increase of $3.4 million, compared to $(1.3) million for the year ended December 31, 2014. Net investment income increased by $3.4 million primarily due to a $4.3 million decrease related to the impairment on Fortress’s holdings of digital currencies for the year ended December 31, 2015, as compared to the prior period. This increase was partially offset by a decrease of $1.0 million in earnings from our investments in our credit hedge funds for the year ended December 31, 2015, as compared to the prior period.

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

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$117,740	$96,715	$95,925	$21,025	$790
Incentive Income	244,308	254,461	120,137	(10,153)	134,324
Segment revenues - total	$362,048	$351,176	$216,062	$10,872	$135,114
Pre-tax distributable earnings	$139,327	$121,669	$63,766	$17,658	$57,903

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings increased by $17.7 million primarily due to:

Revenues

Management fees were $117.7 million for the year ended December 31, 2015, a net increase of $21.0 million, compared to $96.7 million for the year ended December 31, 2014. Management fees increased by $21.0 million primarily due to (i) an increase of $12.8 million related to Real Estate Opportunities Fund II, which commenced in May 2014, (ii) an increase of $10.0 million from the Credit Opportunities Fund III and its managed accounts primarily due to net capital calls made after the third quarter of 2014, (iii) an increase of $5.3 million from Japan Opportunity Fund III, which commenced earning fees in February 2015 and (iv) $4.7 million in management fees from Credit Opportunities Fund IV and its managed accounts which commenced in 2015. These increases in management fees were partially offset by a decrease of $11.2 million related to Japan Opportunity Funds I and II, Global Opportunities Fund, Credit Opportunities Fund II and its related managed accounts, Long Dated Value Funds, Real Assets Fund and Credit Opportunities Fund I and its related managed accounts primarily due to net capital distributions made after the third quarter of 2014.

Incentive income was $244.3 million for the year ended December 31, 2015, a net decrease of $10.2 million, compared to $254.5 million for the year ended December 31, 2014. Incentive income decreased by $10.2 million primarily due to decreases of $36.4 million, $5.4 million, $1.4 million, $1.3 million and $0.7 million in incentive income generated by the Japan Opportunities Fund I, Net Lease Fund, Real Estate Opportunities Fund, Long Dated Value Funds and Global Opportunities Fund, respectively. These decreases were partially offset by increases of $20.1 million, $13.1 million and $1.9 million in incentive income generated by Credit Opportunities Funds and its related managed accounts, Japan Opportunities Fund II and Real Assets Fund, respectively.

Expenses

Expenses were $243.4 million for the year ended December 31, 2015, a net increase of $1.0 million, compared to $242.4 million for the year ended December 31, 2014. The increase of $1.0 million in expenses was primarily attributable to (i) a net increase of $4.6 million in compensation and benefits expense as a result of an increase in headcount, for the year ended December 31, 2015, as compared to the prior period, (ii) an increase of $4.3 million in accruals for Principal Performance Payments and (iii) and increase of $2.4 million in general and administrative expenses and certain corporate allocable expenses. These increases were offset by a decrease of $10.3 million in profit sharing compensation expenses related to the decrease of incentive income as described above.

Net Investment Income

Net investment income was $20.7 million for the year ended December 31, 2015, a net increase of $7.8 million, compared to $12.9 million for the year ended December 31, 2014. Net investment income increased by $7.8 million primarily due to (i) an increase of $6.3 million in distributions of earnings related to realization events in our credit PE funds and (ii) and increase of $1.4 million in interest income for the year ended December 31, 2015, as compared to the prior period.

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

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$64,208	$137,908	$110,622	$(73,700)	$27,286
Incentive Income	912	16,067	150,700	(15,155)	(134,633)
Segment revenues - total	$65,120	$153,975	$261,322	$(88,855)	$(107,347)
Pre-tax distributable earnings (loss)	$(3,410)	$22,371	$116,488	$(25,781)	$(94,117)

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings decreased by $25.8 million primarily due to:

Revenues

Management fees were $64.2 million for the year ended December 31, 2015, a net decrease of $73.7 million, compared to $137.9 million for the year ended December 31, 2014. Management fees decreased by $73.7 million primarily due to a decrease of (i) $58.0 million from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) $28.6 million due to a decrease in average AUM primarily as a result of redemptions and the closing of the Fortress Macro Funds and its related managed accounts, which closed during the fourth quarter of 2015 and (iii) $5.5 million primarily related to the Fortress Partners Funds due to a decrease in average AUM. These decreases were partially offset by an increase of (i) $16.3 million in fees related to our affiliated manager platform and (ii) $2.2 million in management fees primarily related to the Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

Incentive income, which is determined on a fund-by-fund basis, was $0.9 million for the year ended December 31, 2015, a net decrease of $15.2 million, compared to $16.1 million for the year ended December 31, 2014. Incentive income decreased by $15.2 million primarily due to decreases of $9.1 million, $3.8 million, $1.5 million and $1.3 million in incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, Fortress Macro Funds (including related managed accounts), Drawbridge Global Macro Funds and Fortress Partners Funds. These decreases were partially offset by an increase of $0.6 million of incentive fees related to Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

Expenses

Expenses were $84.5 million for the year ended December 31, 2015, a net decrease of $45.6 million, compared to $130.1 million for the year ended December 31, 2014. The decrease of $45.6 million in expenses was primarily attributable to (i) a decrease of $30.2 million in net compensation and benefits expense due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015 and other decreases in headcount related to the closing of the Fortress Macro Funds and related managed accounts, (ii) a decrease of $28.1 million in profit sharing compensation expense primarily due to the transfer of the Fortress Asia Macro Funds (including related managed accounts) to Graticule in January 2015 and a decrease in operating results of our liquid hedge funds business for the year ended December 31, 2015 as compared to the prior period and (iii) a decrease of $1.6 million in accruals for Principal Performance Payments. These decreases were partially offset by a net increase of $14.3 million in general and administrative expenses and corporate allocable expenses. General and administrative expenses and corporate allocable expenses increased primarily due to an impairment of $18.2 million of certain software and technology-related assets for the year ended December 31, 2015.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $8.6 million for the year ended December 31, 2015, related to our interests in Affiliated Managers which commenced during January 2015.

Net Investment Income

Net investment income (loss) was $7.4 million for the year ended December 31, 2015, an increase of $8.9 million, compared to $(1.5) million for the year ended December 31, 2014. Net investment income increased by $8.9 million primarily due to (i) an increase of $6.6 million in distribution of earnings from realization events in special investments in our liquid hedge funds, primarily Fortress Partners Funds, for the year ended December 31, 2015, as compared to the prior period, (ii) a $4.3 million decrease in the impairment on Fortress's holdings of digital currencies for the year ended December 31, 2015, as compared to the prior period and (iii) a $1.8 million net decrease in losses from our liquid hedge funds for the year ended December 31, 2015, as compared to the prior period. The increase in net investment income was partially offset by a $3.6 million increase in impairment charges with respect to our special investments in our liquid hedge funds.

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

Incentive income, which is determined on a fund-by-fund basis, was $16.1 million for the year ended December 31, 2014, a net decrease of $134.6 million, compared to $150.7 million for the year ended December 31, 2013. Incentive income decreased by $134.6 million primarily due to decreases of $86.2 million, $36.4 million, $8.5 million, $2.8 million, and $2.2 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro MA I Fund, Fortress Redwood Fund and Drawbridge Global Macro Funds respectively, due to lower returns during the year ended December 31, 2014 as compared to the prior period. These decreases were partially offset by a $1.4 million increase in incentive income from the Fortress Partners Funds for the twelve months ended December 31, 2014 as compared to the prior period.

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

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Segment revenues
Management Fees	$53,995	$46,996	$35,833	$6,999	$11,163
Incentive Income	211	106	—	105	106
Segment revenues - total	$54,206	$47,102	$35,833	$7,104	$11,269
Pre-tax distributable earnings (loss)	$(2,120)	$(5,267)	$(8,542)	$3,147	$3,275

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable loss decreased by $3.1 million primarily due to:

Revenues

Management fees were $54.0 million for the year ended December 31, 2015, a net increase of $7.0 million, compared to $47.0 million for the year ended December 31, 2014. Management fees increased by $7.0 million due to an increase in average AUM.

Incentive income was $0.2 million for the year ended December 31, 2015, a net increase of $0.1 million, compared to $0.1 million for the year ended December 31, 2014. Incentive income increased by $0.1 million primarily as a result of increased returns for a certain fund.

Expenses

Expenses were $55.4 million for the year ended December 31, 2015, a net increase of $1.7 million, compared to $53.7 million for the year ended December 31, 2014. The increase of $1.7 million in expenses was primarily attributable to an increase of $1.8 million in general and administrative expenses and corporate allocable expenses, partially offset by a decrease of $0.1 million in compensation and benefits expense.

Net Investment Income

Net investment income (loss) was $(1.0) million for the year ended December 31, 2015, a decrease of $2.3 million, compared to net investment income of $1.3 million for the year ended December 31, 2014. Net investment income decreased by $2.3 million primarily due to losses from our investments in certain Logan Circle funds.

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

Unallocated

	Year Ended December 31,			Variance
	2015	2014	2013	2015/2014	2014/2013
Pre-tax distributable earnings (loss)	$(4,581)	$(2,757)	$(5,184)	$(1,824)	$2,427

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable loss increased by $1.8 million, primarily due to (i) an increase of $1.0 million in foreign currency translation losses for the year ended December 31, 2015 and (ii) an increase of $0.9 million in interest expense due to an increase in the average debt balance and average interest rate for the year ended December 31, 2015, as compared to the prior period.

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

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2015:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	4,702	—	4,702	N/A
Fund IV and Fund IV Coinvestment	67,326	27,821	39,505	N/A
Fund V and Fund V Coinvestment	196,286	10,517	185,769	N/A
Long Dated Value Funds	18,219	8,421	9,798	N/A
Real Assets Funds	5,684	—	5,684	N/A
Credit Opportunities Funds	112,726	65,612	47,132	(18)
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	28,505	13,988	14,521	(4)
Real Estate Opportunities Funds	11,240	8,539	2,701	N/A
MSR Opportunities Funds	2,685	2,294	391	N/A
Italian NPL Opportunities Fund	3,530	3,371	159	N/A
Other Funds (combined)
Private investment #1	266,747	207,349	59,398	N/A
Private investment #2	56,270	8,425	47,845	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	1,916	78	1,838	N/A
Newcastle (NYSE: NCT)	705	60	645	N/A
New Residential (NYSE: NRZ)	6,306	413	5,893	N/A
New Media (NYSE: NEWM)	1,457	54	1,403	N/A
New Senior (NYSE: SNR)	1,704	229	1,475	N/A
FTAI (NYSE: FTAI) (D)	4,554	6,283	N/A	(1,729)
Other
Hedge fund sidepocket investments	42,892	19,384	23,590	(82)
Direct investments- Other	67,127	33,057	36,528	(2,458)
Total	$900,581	$415,895	$488,977	$(4,291)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $3.9 million as of December 31, 2015.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2015, amounts due from our funds included $38.6 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of December 31, 2015, we also had past due amounts of $12.2 million in management fees and $6.8 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $339.8 million at December 31, 2015, our available draws under our credit facility and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). In January 2016, we entered into a new $275.0 million senior unsecured revolving credit facility with a $15.0 million letter of credit subfacility and repaid our existing $150.0 million senior secured revolving credit facility. After giving effect to the initial extensions of credit thereunder of $75.0 million, and a subsequent borrowing of $100.0 million in February 2016, approximately $97.3 million was available to be drawn. The new revolving credit facility matures in January 2021. From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. In February 2016, our board of directors authorized the company to repurchase up to $100.0 million of our shares, either through open market repurchases, tender offers or other means, and we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $100.0 million in cash of our Class A shares, at a price per share within the range of $4.25 to $4.75, less applicable withholding taxes and without interest. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of December 31, 2015, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and capital commitments to our funds. Furthermore, our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our outstanding capital commitments as of December 31, 2015 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/ Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66
Italian NPL Opportunities Fund	6,500
A&K Global Health	39
Starcastle	416

Credit PE Funds
Credit Opportunities Fund	4,579
Credit Opportunities Fund II	2,284
Credit Opportunities Fund III	4,695
Credit Opportunities Fund IV	5,011
FCO Managed Accounts	46,766
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	68
Real Assets Fund	11,068
Japan Opportunity Fund	4,275
Japan Opportunity Fund II	14,918
Japan Opportunity Fund III	10,237
Global Opportunities Fund	667
Global Opportunities Fund II	763
Life Settlements Fund	57
Life Settlements Fund MA	37
Real Estate Opportunities Fund	782
Real Estate Opportunities Fund II	11,898
Real Estate Opportunities REOC Fund	62
CFT Co-invest Fund	248
Karols Development Co	2,575
Other	211
Total	$153,716

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

Year Ending December 31,
2016	$26,549
2017	17,121
2018	24,200
2019	22,749
2020	21,614
Thereafter	265,755
Total	$377,988

Debt Obligations

As of December 31, 2015, our debt obligations consisted of our credit agreement and promissory note, as described below.

In February 2013, we entered into a $150.0 million revolving credit facility (the “2013 Credit Agreement”) with a $15.0 million letter of credit subfacility. The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the 2013 Credit Agreement, approximately $2.4 million of fees and expenses were incurred. In January 2014, in connection with the launch of the affiliated manager platform with the Fortress Asia Macro Funds, we entered into an amendment, consent, and waiver to the 2013 Credit Agreement. Pursuant to the amendment, the required lenders under the 2013 Credit Agreement consented to the Fortress Asia Macro Funds transaction and conforming amendments, primarily certain definitions relating to the financial covenants in order to account for the portion of the business in which we will retain an economic interest.

The following table presents information regarding our debt obligations:

			Contractual	Final	December 31, 2015
	Face Amount and Carrying Value		Interest	Stated	Amount
Debt Obligation	December 31, 2015	December 31, 2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$75,000	$75,000	LIBOR+2.50% (C)	Feb 2016	$72,332
Promissory note (D)	155,677	—	5.00%	Nov 2017	N/A
Total	$230,677	$75,000

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of December 31, 2015.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

During the year ended December 31, 2015, the average face amount of our outstanding debt was approximately $91.2 million and the highest face amount outstanding at one time during this period was $230.7 million.

In January 2016, we entered into a new $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid the 2013 Credit Agreement. The 2016 Credit Agreement is not collateralized by the assets of Fortress Operating Group. After giving effect to the initial extensions of credit thereunder of $75.0 million, and a subsequent borrowing of $100.0 million in February 2016, approximately $97.3 million was available to be drawn. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021. Based upon the current credit rating, the interest rate is equal to LIBOR plus 1.75% per annum and the unused commitment fee is 0.25% per annum. Increases in the interest rate on our debt obligations under the 2016 Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of the credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

In November 2015, Fortress purchased 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million, from Michael Novogratz, a principal, officer and director of Fortress who retired effective January 2016. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount matures in November 2016 and the remainder in November 2017. In addition, Fortress entered into a consent and waiver with the lenders under the 2013 Credit Agreement for their consent to this transaction.

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

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of December 31, 2015, the outstanding balance was approximately $667.7 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

2013 Credit Agreement

The borrower and the guarantors are required to prepay any amounts outstanding under the 2013 Credit Agreement upon the occurrence of certain events.

The events of default under the 2013 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control.

The 2013 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2013 Credit Agreement. In addition, the borrower must not:

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

The following table sets forth the financial covenant requirements under the 2013 Credit Agreement as of December 31, 2015.

	December 31, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$46,563	(A)
Consolidated Leverage Ratio	≤	2.00	0.59	(B)
Consolidated Interest Coverage Ratio	≥	4.00	86.73	(B)

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

December 31, 2015
(in millions)
Outstanding debt	$230.7
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$233.4

Year Ended December 31, 2015
(in millions)
Fortress Investment Group LLC net income	$181.6
Depreciation and amortization, interest expense and income taxes	99.6
Extraordinary or non-recurring gains and losses	100.9
Incentive Income Adjustment	85.2
Other Income Adjustment	(112.4)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	34.3
Non-controlling interest and tax receivable agreement adjustments	5.5
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	1.1
Consolidated Fortress Fund adjustment	—
Consolidated EBITDA	$395.8
Interest charges	$4.6

2016 Credit Agreement

The borrower and the guarantors under the 2016 Credit Agreement are required to prepay any amounts outstanding under the 2016 Credit Agreement upon the occurrence of certain events.

The events of default under the 2016 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the 2016 Credit Agreement would likely have a material, adverse impact on our liquidity.

The 2016 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the borrower, the guarantors and certain of their subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, and incur restrictions on the payment of dividends or other distributions.

These covenants are subject to a number of limitations and exceptions set forth in the 2016 Credit Agreement. In addition, the borrower must not:

•	Permit AUM (as defined as Management Fee Earning Assets in the 2016 Credit Agreement) to be less than $30.0 billion as of the end of any fiscal quarter;

•
Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to Consolidated EBITDA, each such term as defined in the 2016 Credit Agreement) to be greater than 2.50 to 1.0 as of the end of any fiscal quarter for the four-quarter period ending on such date; or

•
Permit the Consolidated Interest Coverage Ratio (a measure of Consolidated EBITDA compared to Consolidated Interest Charges, each such term as defined in the 2016 Credit Agreement) to be less than 4.00 to 1.0 as of the end of any fiscal quarter for the four-quarter period ending on such date.

If the 2016 Credit Agreement had been in effect as of December 31, 2015, Fortress would have been in compliance with the covenant requirements thereunder.

The foregoing summary is not complete and is qualified in its entirety by references to the 2013 Credit Agreement and 2016 Credit Agreement, which are filed as exhibits hereto.

Dividends / Distributions

2015

On February 24, 2016 Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. This dividend is payable on March 21, 2016 to holders of record of our Class A shares on March 16, 2016.

On October 28, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the third quarter of 2015. The dividend was payable on November 13, 2015 to holders of record of Class A shares on November 10, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

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

During the year ended December 31, 2015, Fortress Operating Group declared distributions of $182.0 million to the principals and a former senior employee.

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

2013

On February 26, 2014 Fortress declared a fourth quarter cash dividend of $0.08 per Class A share. This dividend is payable on March 14, 2014 to holders of record of our Class A shares on March 11, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $15.3 million.

On October 30, 2013, Fortress declared a third quarter cash dividend of $0.06 per Class A share. The dividend was payable on November 15, 2013 to holders of record of our Class A shares on November 12, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $14.8 million.

On July 31, 2013, we declared a second quarter cash dividend of $0.06 per Class A share. The dividend was payable on August 16, 2013 to shareholders of record of our Class A shares on August 13, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $14.7 million.

On May 1, 2013, we declared a first quarter cash dividend of $0.06 per Class A share. The dividend was payable on May 17, 2013 to holders of record of our Class A shares on May 14, 2013. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $14.5 million.

During the year ended December 31, 2013, Fortress Operating Group declared distributions of $77.9 million to the principals and a former senior employee.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments to and receiving distributions from the Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $243.1 million, $267.6 million and $432.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Activities — Comparative — 2015 vs. 2014

Cash received for affiliate and non-affiliate management fees decreased by $8.6 million in 2015 from 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2014 to 2015 (private equity funds decreased by $1.1 billion, permanent capital vehicles increased by $1.9 billion, credit hedge funds increased by $1.3 billion, credit PE funds increased by $1.0 billion, liquid hedge funds decreased by $4.5 billion and Logan Circle increased by $3.9 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based primarily on profitable realization events within private equity funds and credit PE funds. A $26.1 million increase in cash incentive income received was mainly due to incentive related to the publicly traded permanent capital vehicles partially offset by a decrease in the liquid hedge fund managed accounts incentive income.

Cash received as Distributions of Earnings from Equity Method Investments decreased $67.1 million from 2014 as a result of a decrease of realization events within certain funds.

Cash paid for compensation decreased by $32.6 million from the twelve months ended December 31, 2014 to December 31, 2015. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2015 and 2014 primarily related to bonuses and profit sharing earned in 2014 and 2013, respectively.

Cash paid for taxes increased $6.6 million for the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014.

Cash collected, net of cash distributed, from affiliates decreased by $16.8 million for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014.
Net cash used in operating activities by consolidated funds decreased by $15.6 million for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014.

Operating Activities — Comparative - 2014 vs. 2013

Cash received for affiliate and non-affiliate management fees increased by $50.5 million in 2014 from 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2013 to 2014 (private equity funds decreased by $0.5 billion, permanent capital vehicles increased by $0.6 billion, credit hedge funds increased by $0.3 billion, credit PE funds decreased by $0.1 billion, liquid hedge funds increased by $1.5 billion and Logan Circle increased by $6.3 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of approximately $4.4 million of previously past due fees.

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

During a period in the year ended December 31, 2014 we consolidated a liquid hedge fund. During the period we consolidated the liquid hedge fund, cash flow (used in) operating activities from the liquid hedge fund was $(74.3) million, consisting primarily of purchases and proceeds of sales of investments and payments to cover securities sold not yet purchased, and receivables from brokers and counterparties.

Investing Activities

Our net cash flow provided by (used in) investing activities was $238.6 million, $361.6 million and $211.7 million during the years ended December 31, 2015, 2014 and 2013 respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(33.9) million, $(36.1) million and $(37.1) million during the years ended December 31, 2015, 2014 and 2013, respectively, (ii) distributions of capital from equity method investees of $235.3 million, $379.9 million and $281.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, (iii) purchases of fixed assets of $(31.6) million, $(12.4) million and $(11.5) million during the years ended December 31, 2015, 2014 and 2013, respectively, (iv) the purchase of $(0.9) million, $(16.7) million and $(20.0) million of securities during the years ended December 31, 2015, 2014 and 2013, respectively, (v) proceeds of $18.1 million, $84.9 million and $18.8 million from the sale of securities during the years ended December 31, 2015, 2014 and 2013, respectively, (vi) proceeds of $51.5 million from the exercise of options during the year ended December 31, 2015, (vii) the purchase of $(26.0) million of software and technology related assets during the year ended December 31, 2014, (viii) $(12.0) million related to the existing cash balance of the consolidated liquid hedge fund on the date we deconsolidated that fund during the year end ended December 31, 2014 and (ix) the purchase of $(20.0) million of digital currency during the year ended December 31, 2013.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(532.9) million, $(602.7) million and $(384.3) million during the years ended December 31, 2015, 2014 and 2013, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(174.3) million, $(141.9) million and $(104.7) million during the years ended December 31, 2015, 2014 and 2013, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(112.5) million, $(103.6) million and $(70.2) million during the years ended December 31, 2015, 2014 and 2013, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $1.3 million, $0.9 million and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, (iv) dividend and dividend equivalent payments of $(140.8) million, $(105.9) million and $(57.9) million, during the years ended December 31, 2015, 2014 and 2013, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) payments to repurchase 60,568,275 Class A shares from Nomura of $(9.7) million and $(363.4) million during the years ended December 31, 2015 and 2014, respectively, (vii) payments of $(100.0) million to purchase 56,817,035 Fortress Operating Group units and corresponding Class B shares from one principal during the year ended December 31, 2015 and the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals during the year ended December 31, 2014, (viii) excess tax benefits from delivery of RSUs, (ix) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(3.6) million during the year ended December 31, 2014 and (x) capital (distributions) contributions relating to redeemable non-controlling interests of $(1.7) million and $36.3 million during the years ended December 31, 2015 and 2014, respectively.

Critical Accounting Policies

General

Consolidation

The determination of whether or not to consolidate entities under GAAP requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of 1) whether Fortress has a variable interest in the entity, 2) whether the entity is a VIE, and 3) whether Fortress consolidates the entity.

When determining whether Fortress has a variable interest in entities it evaluates for consolidation, Fortress considers interests in the entities and fees it receives to act as a decision maker or service provider to the entity being evaluated. If Fortress determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as Fortress would not be required to consolidate the entity. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) Fortress's other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. If fees paid to Fortress were determined to be a variable interest, it could result in Fortress being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

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

As of December 31, 2015 and 2014 the investment vehicles in which Fortress held a variable interest were comprised of 67 VIEs and 95 voting interest entities and 62 VIEs and 99 voting interest entities, respectively. For additional discussion about our VIEs and other unconsolidated entities see Note 4 to Part II, Item 8, “Financial Statements and Supplementary Data - Investments and Fair Value.”

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund or credit PE fund, each of which has a limited life, would be recognized upon the termination of the private equity fund or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

Profit Sharing Arrangements

Pursuant to employment arrangements, certain of Fortress's employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income realized from certain Fortress Funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation and amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

For profit sharing plans related to hedge funds and permanent capital vehicles, compensation expense related to incentive income is accrued in the period to which it relates regardless of when incentive income is recognized. In addition, certain of Fortress's employees are granted rights in options it holds in the publicly traded permanent capital vehicles (the "tandem options"). The fair value of the tandem options are recorded as profit sharing compensation expense at the grant date. Subsequent to the grant date, the related liability, included in accrued compensation and benefits, is marked to fair value through compensation expense until such time as the rights are exercised or expire.

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “— Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income will be received and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, incentive income realization events for the private equity funds and credit PE funds, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

Our determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, including the level of realized gains generated by the underlying funds which ultimately give rise to incentive income payments. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. Changes in the judgments and estimates made in arriving at the appropriate amount of profit sharing expense accrual could materially impact net income.

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data — Management Agreements and Fortress Funds.”

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds, excluding the permanent capital vehicles, themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our investment in each fund) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager or co-manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

If it is likely that a borrower will not be able to repay a loan in full, the loan may be valued by a recoverability analysis, which values the total amount of assets of the borrower that might be sold to raise proceeds to repay the loan (and debt, if any, that has a higher claim against assets) if necessary. Under this method, all assets of the borrower must be analyzed and valued. If the total value is less than the total payments due under the loan (and debt, if any, that has a higher claim against assets), the fair value of the loan will be reduced.

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

Liquid Hedge Funds

A substantial portion of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds include equity swaps and foreign exchange swaps which are verified by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2015. As of December 31, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

				Liquid Hedge Funds (B)
	Private Equity	Credit Hedge	Credit PE	Fortress Partners	Other Funds		Total Fund
Basis for Determining Fair Value	Funds	Funds	Funds	Funds	Long	Short	Holdings
1. Quoted market prices	3%	2%	3%	6%	66%	89%	4%
2. Other observable market parameters	31%	8%	2%	1%	10%	11%	13%
3. Significant unobservable market parameters (A)	66%	90%	95%	93%	24%	—%	83%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 97% and 75% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)
The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds. Liquid hedge funds excludes Affiliated Managers.

As of December 31, 2015, $7.3 billion of investments in our private equity funds, $9.6 billion of investments in our credit hedge funds, $10.8 billion of investments in our credit PE funds and $0.4 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2015, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$2.1 million or ($2.3 million) (A)	$17.4 million or ($17.4 million)	$0.3 million or ($1.1 million) (A)	$0.7 million or ($0.7 million)

Incentive income	N/A (B)	$90.4 million or ($48.2 million)	N/A (B)	$0.0 million or ($0.0 million)

Earnings from equity method investees	$43.0 million or ($43.0 million)	$7.4 million or ($7.4 million)	$17.7 million or ($17.7 million)	$5.9 million or ($5.9 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2015, $2.4 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2015 is the current reset date.

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

2011	$53.5
2012	80.9
2013	90.7
2014	150.9
2015: Estimated	143.9
2016 - 2023: Average Required	$84.1

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

Each of these elements, particularly the forfeiture factor and dividend growth rate used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the assumed dividend growth rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees).

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 contains amendments intended to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standards requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. However, ASU 2015-03 does not specifically address requirements for the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for Fortress beginning January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on Fortress's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on Fortress's consolidated financial statements.

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

The effective date of ASU 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. During the first quarter of 2015, Fortress elected to early adopt ASU 2015-02 on a retrospective basis as permitted, for all periods presented. The consolidated financial statements and related footnote disclosures have been adjusted for the impact of the adoption. The adoption did not result in a cumulative effect adjustment to the Company’s retained earnings (accumulated deficit).

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2015, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and capital commitments to our funds. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Operating lease obligations (A)	$377,988	$26,549	$41,321	$44,363	$265,755
Debt obligations payable (B)	241,959	160,634	81,325	—	—
Deferred incentive income (C)	66,903	66,903	—	—	—
Service contracts and other	76,548	43,579	32,651	177	141
Tax receivable agreement obligations (D)	264,625	36,574	52,169	56,956	118,926
Capital commitments to Fortress Funds (E)	153,716	153,716	—	—	—
Total	$1,181,739	$487,955	$207,466	$101,496	$384,822

(A)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.

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

In addition, we have entered into five-year employment agreements with our principals which were effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material. Fortress customarily does not charge management or incentive fees on personal investments by employees, including principals, in its managed funds and accounts. In order to facilitate investments by the Fortress principals in our managed funds, the Fortress Board of Directors has agreed that such fees may not be charged on principals' investments after the termination of their employment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2015, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the ‘‘bottom up’’ and from the ‘‘top down’’ with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

Although the Fortress Funds share many common themes, each segment within the company has its own investment and risk management process and related infrastructure to address those risks.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of December 31, 2015 (in thousands):

Assets:
Investments	$1,055,789
Investments in options	$30,427

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2015, approximately 37% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
For the permanent capital vehicles, management fees are generally calculated based on the contributed capital or book equity (as defined) or on revenues for the senior living property management business.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair values of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2015 would increase or decrease undistributed incentive income by $368.6 million or $(281.7) million, respectively; but, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on December 31, 2015 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2015 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income (G)
Private Equity
Funds (D)	$6.4	$ N/A	(E)	$59.8	$6.4	$ N/A	(E)	$ N/A
Permanent capital vehicles (F)	2.3	—		N/A	2.3	—		N/A
Credit
Hedge Funds	11.5	101.6		4.5	11.5	101.6		4.1
PE Funds	0.7	N/A	(E)	17.9	0.7	N/A	(E)	N/A
Liquid Hedge Funds	1.2	3.3	(H)	13.5	1.2	3.3	(H)	13.5
Total	$22.1	$104.9		$95.7	$22.1	$104.9		$17.6

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income (G)
Private Equity
Funds (D)	$(6.6)	$ N/A	(E)	$(59.8)	$(6.6)	$ N/A	(E)	$ N/A
Permanent capital vehicles (F)	(2.3)	—		N/A	(2.3)	—		N/A
Credit
Hedge Funds	(11.5)	(53.0)		(4.5)	(11.5)	(53.0)		(4.1)
PE Funds	(1.7)	N/A	(E)	(17.9)	(1.7)	N/A	(E)	N/A
Liquid Hedge Funds	(1.2)	—	(H)	(13.5)	(1.2)	—	(H)	(13.5)
Total	$(23.3)	$(53.0)		$(95.7)	$(23.3)	$(53.0)		$(17.6)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

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

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains (losses) by $0.1 million and ($0.1) million, respectively.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of December 31, 2015, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Financial Services and Assets	40%
Transportation and Infrastructure	26%
Senior Living	14%
Real Estate	15%
Other	5%
100%

(E)
For GAAP Revenues, incentive income for private equity funds and credit PE funds would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations. However, a reduction in the fair value of investments could impact our conclusion regarding the potential segment basis incentive income reserve for our funds which are subject to clawback.

(F)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $15.6 million or ($12.4) million, respectively. Compensation and benefits expense would increase by $1.6 million or decrease by $1.3 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(G)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings. However, a reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments.

(H)	Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2015, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities (including Eurocastle, the Global Opportunities Funds, Japan Opportunity Funds, the Italian NPL Opportunities Fund, investing vehicles in Japan and the CFT Co-invest Fund) are exposed to foreign exchange risk. As of December 31, 2015, we had a $6.7 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had $20.1 million of investments in the Global Opportunities Funds, the Japan Opportunity Funds and investing vehicles, the Italian NPL Opportunities Fund and the CFT Co-invest Fund. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2015, we estimate the carrying value as of December 31, 2015 on these investments would increase by approximately $3.2 million or a decrease of approximately $3.2 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts, related to the Japanese Yen, used to economically hedge future revenues would cause an increase of approximately $23.0 million or a decrease of approximately $19.5 million in our unrealized gains and losses. In addition, we held $26.2 million of foreign-denominated cash as of December 31, 2015.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

All other supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted, on a retrospective basis, the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fortress Investment Group LLC and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fortress Investment Group LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of Fortress Investment Group LLC and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2016

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$339,842	$391,089
Due from affiliates	273,811	326,575
Investments	1,055,789	1,121,545
Investments in options	30,427	71,844
Deferred tax asset, net	427,102	417,623
Other assets	148,310	173,708
Total Assets	$2,275,281	$2,502,384

Liabilities and Equity
Accrued compensation and benefits	$318,750	$374,709
Due to affiliates	365,218	375,424
Deferred incentive income	332,329	304,526
Debt obligations payable	230,677	75,000
Other liabilities	86,503	88,053
Total Liabilities	1,333,477	1,217,712

Commitments and Contingencies

Redeemable Non-controlling Interests	—	1,717

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 216,790,409
and 208,535,157 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,514,478
and 226,331,513 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Paid-in capital	1,988,707	1,996,137
Retained earnings (accumulated deficit)	(1,415,113)	(1,350,122)
Accumulated other comprehensive income (loss)	(2,909)	(2,416)
Total Fortress shareholders’ equity	570,685	643,599
Principals’ and others’ interests in equity of consolidated subsidiaries	371,119	639,356
Total Equity	941,804	1,282,955
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,275,281	$2,502,384

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Management fees: affiliates	$547,109	$539,600	$520,283
Management fees: non-affiliates	59,480	68,948	62,795
Incentive income: affiliates	345,052	362,578	419,828
Incentive income: non-affiliates	813	1,734	44,383
Expense reimbursements: affiliates	237,158	213,048	206,452
Expense reimbursements: non-affiliates	11,005	13,429	7,209
Other revenues (affiliate portion disclosed in Note 7)	13,239	6,243	4,033
Total Revenues	1,213,856	1,205,580	1,264,983

Expenses
Compensation and benefits	743,862	795,361	741,761
General, administrative and other	164,194	173,113	136,770
Depreciation and amortization (see Note 1)	39,243	19,829	13,690
Interest expense	4,579	3,443	5,382
Transfer of interest in Graticule	101,000	—	—
Total Expenses	1,052,878	991,746	897,603

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	(18,919)	(11,757)	53,933
Tax receivable agreement liability adjustment	(6,141)	(33,116)	(8,787)
Earnings (losses) from equity method investees	(32,915)	78,199	136,866
Gain on transfer of Graticule	134,400	—	—
Total Other Income (Loss)	76,425	33,326	182,012

Income Before Income Taxes	237,403	247,160	549,392
Income tax expense	(55,788)	(6,947)	(65,801)
Net Income	$181,615	$240,213	$483,591

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	$103,129	$139,956	$283,144
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(6)	(709)	—
Net Income Attributable to Class A Shareholders	78,492	100,966	200,447
	$181,615	$240,213	$483,591
Dividends declared per Class A share	$0.62	$0.50	$0.24

Earnings Per Class A share
Net income per Class A share, basic	$0.35	$0.47	$0.83
Net income per Class A share, diluted	$0.28	$0.43	$0.79
Weighted average number of Class A shares outstanding, basic	216,503,554	210,303,241	236,246,296
Weighted average number of Class A shares outstanding, diluted	442,686,774	455,154,136	500,631,423

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income (net of tax)
Net income	$181,615	$240,213	$483,591
Foreign currency translation	(123)	(2,467)	(772)
Comprehensive income from equity method investees	—	—	4,136
Total comprehensive income	$181,492	$237,746	$486,955
Allocation of Comprehensive Income (Loss):
Comprehensive income attributable to principals’ and others’ interests	$102,853	$138,414	$285,243
Comprehensive income (loss) attributable to redeemable non-controlling interests	(6)	(709)	—
Comprehensive income attributable to Class A shareholders	78,645	100,041	201,712
	$181,492	$237,746	$486,955

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	70,272	70,272
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(149,420)	(149,532)
Dividends declared	—	—	(56,340)	—	—	—	(56,340)	66	(56,274)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(531)	—	—	—	(531)	(845)	(1,376)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	13,315	—	—	—	13,315	(30)	13,285
Director restricted share grant	127,533	—	372	—	—	—	372	398	770
Capital increase related to equity-based compensation (net of tax)	9,912,027	10,333,334	17,037	—	—	—	17,037	18,123	35,160
Dilution impact of Class A share issuance	—	—	14,173	—	(15)	(153)	14,005	(14,005)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (net of tax)
Net income	—	—	—	200,447	—	—	200,447	283,144	483,591
Foreign currency translation	—	—	—	—	—	(232)	(232)	(540)	(772)
Comprehensive income from equity method investees	—	—	—	—	—	1,497	1,497	2,639	4,136
Total comprehensive income							201,712	285,243	486,955
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$1,614,905

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$1,614,905
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	125,497	125,497
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	—	(248,932)	(248,932)
Dividends declared	—	—	(101,864)	—	—	—	(101,864)	—	(101,864)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(1,218)	—	—	—	(1,218)	(2,086)	(3,304)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	7,638	—	—	—	7,638	91	7,729
Director restricted share grant	89,390	—	312	—	—	—	312	348	660
Capital increase related to equity-based compensation (net of tax)	5,069,263	—	20,389	—	—	—	20,389	22,830	43,219
Dilution impact of equity transactions (Note 7)	—	—	(41,840)	—	—	31	(41,809)	41,809	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	—	186,551	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	—	(164,957)	(228,453)	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	—	(186,551)	—	(186,551)
Comprehensive income (net of tax)
Net income (excludes loss allocated to redeemable non-controlling interests)	—	—	—	100,966	—	—	100,966	139,956	240,922
Foreign currency translation	—	—	—	—	—	(925)	(925)	(1,542)	(2,467)
Total comprehensive income							100,041	138,414	238,455
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$—	$(2,416)	$643,599	$639,356	$1,282,955

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$—	$(2,416)	$643,599	$639,356	$1,282,955
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	98,887	98,887
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	—	(300,576)	(300,576)
Dividends declared	—	—	(131,019)	—	—	—	(131,019)	—	(131,019)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(3,110)	—	—	—	(3,110)	(5,054)	(8,164)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	32,695	—	—	—	32,695	451	33,146
Director restricted share grant	111,969	—	271	—	—	—	271	289	560
Capital increase related to equity-based compensation (net of tax)	8,143,283	—	19,642	—	—	—	19,642	20,551	40,193
Dilution impact of equity transactions (Note 7)	—	—	74,091	—	—	(646)	73,445	(73,445)	—
Repurchase of Class B shares (Note 9)	—	(56,817,035)	—	(143,483)	—	—	(143,483)	(112,193)	(255,676)
Comprehensive income (net of tax)
Net income (excludes loss allocated to redeemable non-controlling interests)	—	—	—	78,492	—	—	78,492	103,129	181,621
Foreign currency translation	—	—	—	—	—	153	153	(276)	(123)
Total comprehensive income							78,645	102,853	181,498
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$—	$(2,909)	$570,685	$371,119	$941,804

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$181,615	$240,213	$483,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	39,243	19,829	13,690
Other amortization (included in interest expense)	781	781	900
(Earnings) losses from equity method investees	32,915	(78,199)	(136,866)
Distributions of earnings from equity method investees	43,858	110,967	84,548
(Gains) losses	18,919	11,757	(53,933)
Deferred incentive income	(219,032)	(171,387)	(107,276)
Deferred tax (benefit) expense	20,331	(18,044)	54,431
Options received from affiliates	(25,158)	(6,310)	(42,516)
Tax receivable agreement liability adjustment	6,141	33,116	8,787
Equity-based compensation	38,407	38,157	39,266
Options in affiliates granted to employees	1,111	701	8,190
Other	536	(616)	863
Transfer of interest in Graticule	101,000	—	—
Gain on transfer of Graticule	(134,400)	—	—
Cash flows due to changes in
Due from affiliates	(65,840)	(164,729)	(347,942)
Other assets	(3,041)	39,049	(18,082)
Accrued compensation and benefits	46,902	89,875	330,907
Due to affiliates	(28,510)	(34,137)	(2,667)
Deferred incentive income	228,594	216,493	118,765
Other liabilities	11,056	8,021	(1,765)
Purchases of investments and payments to cover securities sold not yet purchased	(152,418)	(643,283)	—
Proceeds from sale of investments and securities sold not yet purchased	98,423	608,228	—
Receivables from brokers and counterparties	(119)	(44,904)	—
Due to brokers and counterparties	1,738	12,031	—
Net cash provided by (used in) operating activities	243,052	267,609	432,891

Cash Flows From Investing Activities
Contributions to equity method investees	(33,855)	(36,110)	(37,084)
Distributions of capital from equity method investees	235,290	379,940	281,481
Purchase of securities	(883)	(16,664)	(20,043)
Proceeds from sale of securities	18,101	84,852	18,849
Proceeds from exercise of options	51,543	—	—
Purchase of digital currency (Bitcoin)	—	—	(20,000)
Purchase of fixed assets	(31,595)	(12,445)	(11,471)
Purchase of software and technology-related assets	—	(25,976)	—
Cash of liquid hedge fund on deconsolidation date	—	(12,024)	—
Net cash provided by (used in) investing activities	238,601	361,573	211,732

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Financing Activities
Repayments of debt obligations	—	(50,000)	(149,453)
Borrowing under debt obligations	—	125,000	—
Payment of deferred financing costs	—	—	(2,367)
Proceeds from public offering (Note 9)	—	186,551	—
Repurchase of Class B shares (Note 9)	(100,000)	(186,551)	—
Repurchase of Class A shares (Note 9)	(9,676)	(363,410)	—
Repurchase of shares and RSUs (Note 9)	—	(3,611)	—
Dividends and dividend equivalents paid	(140,773)	(105,860)	(57,926)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,285	876	401
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(286,833)	(245,461)	(174,937)
Excess tax benefits from delivery of RSUs	4,808	3,538	—
Redeemable non-controlling interests - contributions (distributions)	(1,711)	36,252	—
Net cash provided by (used in) financing activities	(532,900)	(602,676)	(384,282)
Net Increase (Decrease) in Cash and Cash Equivalents	(51,247)	26,506	260,341
Cash and Cash Equivalents, Beginning of Period	391,089	364,583	104,242
Cash and Cash Equivalents, End of Period	$339,842	$391,089	$364,583
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,077	$2,106	$3,586
Cash paid during the period for income taxes	$11,615	$4,953	$6,468
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$97,515	$124,442	$66,779
Investments of incentive receivable amounts into Fortress Funds	$138,026	$258,023	$227,091
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$7,872	$—	$5,160
Non-cash redeemable non-controlling interests - contributions	$—	$20,519	$—
Non-cash redeemable non-controlling interests - distributions - deconsolidation of liquid hedge fund	$—	$56,524	$—
Exchange of promissory note for share repurchase (Note 9)	$155,677	$—	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress,”) is a leading, highly diversified global investment management firm. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds, permanent capital vehicles and related managed accounts (collectively, the “Fortress Funds”). Fortress generally makes investments in these funds.

The Registrant conducts its business and holds its investments through limited partnerships and their subsidiaries which are referred to as Fortress Operating Group. The Registrant through its wholly owned subsidiaries controls Fortress Operating Group as general partner. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress's formation documents allow for an indefinite life.

FIG Corp., a subsidiary of the Registrant, is a corporation for tax purposes. As a result, the Registrant is subject to income taxes on that portion of its income which flows through FIG Corp.

The Principals own economic interests in Fortress Operating Group through their ownership of Fortress Operating Group units and Class A shares of the Registrant (Note 9). The Principals’ Fortress Operating Group unit interests in the equity and income (loss) of Fortress Operating Group are recorded on the face of the consolidated financial statements as further described in Note 7.

Fortress's primary sources of income from the Fortress Funds are management fees, incentive income, and investment income on its investments in the funds. In addition, Fortress receives certain expense reimbursements pursuant to its management agreements. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and

b)
Entities which Fortress collectively refers to as "permanent capital vehicles" which includes (i) Newcastle Investment Corp. ("Newcastle"), New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior Investment Group Inc. ("New Senior") and Fortress Transportation and Infrastructure Investors LLC ("FTAI"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles") and (ii) FHC Property Management LLC (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to FTAI which completed its initial public offering ("IPO") in May 2015 (see Note 3).

2)	Credit funds:

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

3)
Liquid hedge funds include the affiliated manager platform ("Affiliated Managers"); an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first group of funds to join Fortress's Affiliated Managers as they transitioned to an autonomous asset management business named Graticule Asset Management Asia ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress recorded the results of this transaction at fair value. During the year ended December 31, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors including actual operating results, discount rates and economic projections. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of termination.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount matures in November 2016 and the remainder in November 2017. In addition, Fortress entered into a consent and waiver with the lenders under its credit agreement for their consent to this transaction.

In January 2014, Fortress acquired software and technology-related assets which were accounted for as a business combination. These assets facilitated trading within Fortress's liquid hedge funds segment. The purchase price was $26.0 million and was allocated to acquired software and technology related assets. During 2015, Fortress determined that these assets had not met performance targets which triggered an asset impairment test. As a result of this test, $18.2 million was written off and included in Depreciation and Amortization for the year ended December 31, 2015. As of December 31, 2015, these assets had no remaining carrying value.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 11.

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s investments in the Fortress Funds.

Deferred Tax Asset, net	6	Relates to potential future net tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement and other debt obligations.

Principals' and Others' Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals' and a former senior employee's ownership interests in Fortress Operating Group as well as employees' ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds and other affiliates, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and the traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	4
The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the publicly traded permanent capital vehicles and publicly traded portfolio companies).

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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
The net tax result related to the current period. Certain of Fortress's revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	7	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group.

Earnings Per Share	9
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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 contains amendments intended to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standards requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 does not specifically address requirements for the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for Fortress beginning January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on Fortress's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on Fortress's consolidated balance sheet and consolidated statement of operations.
The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

The effective date of ASU 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. During the first quarter of 2015, Fortress elected to early adopt ASU 2015-02 on a retrospective basis as permitted, for all periods presented. The consolidated financial statements and related footnote disclosures have been adjusted for the impact of the adoption. The adoption did not result in a cumulative effect adjustment to Fortress’s retained earnings (accumulated deficit).

Prior to the adoption of ASU 2015-02, during the year ended December 31, 2014, Fortress consolidated New Media, New Senior, a private equity fund and certain investment vehicles formed by certain credit hedge funds, collectively referred to as previously consolidated VIEs. The financial results of the previously consolidated VIEs were included in Fortress's consolidated financial statements in previous filings with the Securities and Exchange Commission, based on the then existing consolidation guidance. The adoption of ASU 2015-02 resulted in the deconsolidation of the previously consolidated VIEs as Fortress determined that under ASU 2015-02, it was not the primary beneficiary of these entities. The fee arrangements with these entities are both commensurate with the level of effort required for the services provided and include only customary terms and Fortress does not hold other interests in these entities that could absorb losses or receive benefits that could potentially be significant to these entities. Therefore, Fortress no longer considers these fee arrangements to be variable interests. Under ASU 2015-02, Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities. Also see Note 4 for the related disclosures for certain unconsolidated variable interest entities.

The effects of the deconsolidation of these previously consolidated VIEs as of and for the year ended December 31, 2014 was an increase (decrease) of total assets, total liabilities and total equity of $(3,432.5) million, $(1,649.3) million and $(1,783.2) million, respectively, and total revenue, total expenses and net income of $(606.2) million, $(622.1) million and $6.9 million, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

For legal entities evaluated for consolidation, Fortress must determine whether the interests that it holds and fees paid to it qualify as a variable interest in the entity. This includes an evaluation of fees paid to Fortress where Fortress acts as a decision maker or service provider to the entity being evaluated. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) Fortress's other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

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

Virtually all of the Fortress Funds, excluding the permanent capital vehicles, are, for GAAP purposes, investment companies. Investment companies record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, investment companies generally do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Distributions by Fortress and its subsidiaries are recognized when declared.

Redeemable Non-controlling Interests represent ownership interests in consolidated subsidiaries which are redeemable and not owned by Fortress.

Principals’ and others’ interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Fortress. This is primarily related to the Principals’ interests in Fortress Operating Group (Note 7). Non-Fortress interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

All significant intercompany transactions have been eliminated.

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

Fortress is exposed to economic risk concentrations insofar as it is dependent on the ability of the Fortress Funds to compensate it for the services which Fortress provides to these funds. Further, the incentive income component of this compensation is based on the ability of the Fortress Funds to generate adequate returns on their investments. In addition, a majority of Fortress’s net assets, after deducting the portion attributable to non-controlling interests, are comprised of Fortress's investments in, or receivables from, these funds.

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

Options Received - Fully vested options are issued to Fortress by the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the publicly traded permanent capital vehicles' option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with subsequent changes in fair value recognized in income as Gains (Losses).

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
DECEMBER 31, 2015
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

Other Revenues and Other Income - Fortress recognizes security transactions on the trade date. Gains and losses are recorded based on the specific identification method and generally include gains (losses) on investments in securities, derivatives and foreign exchange transactions. Dividend income is recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis.

Balance Sheet Measurement

Cash and Cash Equivalents - Fortress considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Due from/to Affiliates - For purposes of classifying amounts, Fortress considers its principals, employees, directors, all of the Fortress Funds, the Portfolio Companies and Affiliated Managers to be affiliates. Amounts due from and due to affiliates are recorded at their contractual amount, subject to an allowance for uncollectible amounts if collection is not deemed probable.

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectable amounts of $1.2 million and $2.3 million as of December 31, 2015 and 2014, respectively, and changes thereto were recorded as General and Administrative expense.

	Other Assets			Other Liabilities
	December 31,			December 31,
	2015	2014		2015	2014
Fixed assets	$184,873	$154,525	Current taxes payable (Note 6)	$4,337	$4,204
Accumulated depreciation	(134,910)	(99,412)	Accrued expenses and accounts payable	25,310	25,634
Receivables	25,576	24,997	Deferred rent	15,960	7,459
Equity securities	—	17,627	Unearned income	11,243	10,694
Digital currency (Bitcoin)	5,653	6,828	Derivatives	2,201	932
Prepaid compensation, net	14,141	13,091	Accrued fee liability (Note 9)	20,324	30,000
Prepaid expense	17,630	17,418	Miscellaneous liabilities	7,128	9,130
Goodwill and intangibles	14,987	10,417		$86,503	$88,053
Accumulated amortization	(9,606)	(8,345)
Derivatives	22,146	27,105
Miscellaneous assets, net	7,820	9,457
	$148,310	$173,708

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

-
Equity Securities - Equity securities consist primarily of investments in unaffiliated publicly traded companies which are valued based on quoted market prices. All of the equity securities in unaffiliated publicly traded companies were sold in the first quarter of 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

-
Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. During the years ended December 31, 2015 and 2014, Fortress recognized an impairment charge of $2.8 million and $11.5 million, respectively.

-
Prepaid Compensation - Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and are receivable back from employees at the termination of the related funds.

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

Fortress did not have any derivatives designated as hedges for 2015, 2014 and 2013.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying consolidated statements of operations, adjusted for unrealized gains or losses on securities available for sale, if any, and on derivatives designated as cash flow hedges, if any, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2015	2014
Direct
Net foreign currency translation adjustments	$(2,909)	$(2,416)
Accumulated other comprehensive income (loss)	$(2,909)	$(2,416)

The amounts reclassified from accumulated other comprehensive income (loss) to components of net income, if any, were immaterial for each period presented.

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2015, 2014 and 2013.

Profit Sharing Arrangements - Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income or other amounts realized from certain Fortress Funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation and amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.
For profit sharing plans related to hedge funds and publicly traded permanent capital vehicles, where incentive income is generally earned on an annual basis, the related compensation expense is accrued during the period for which the incentive income is related. In addition, certain of Fortress's employees are granted rights in options it holds in the publicly traded permanent capital vehicles

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(the "tandem options"). The fair value of these rights are recorded as profit sharing compensation expense at the grant date. Subsequent to the grant date, the related liability, included in accrued compensation and benefits, is marked to fair value through compensation expense until such time as the rights are exercised or expire.

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income will be received and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

Fortress's determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, including the level of realized gains generated by the underlying funds which ultimately give rise to incentive income payments. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. In some cases, this accrual is subject to reversal based on a determination that the expense is no longer probable of being incurred (in other words, that a clawback is probable).

Fortress may withhold a portion of the profit sharing payments relating to private equity fund or credit PE fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

Equity-Based Compensation - Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees is expensed ratably over the required service period based on its fair value at each reporting date.

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

3. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of fee income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management ("AUM"), and related incentive income, which is generally based on a percentage of returns, or profits, subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to non-controlling interests, are a result of Fortress's investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors. In addition, Fortress receives certain expense reimbursements pursuant to its management agreements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The Fortress Funds are divided into segments and Fortress's agreements with each are detailed below.

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2015	2014	2013
Private Equity
Private Equity Funds
Management fees: affil.	$115,613	$135,803	$133,725
Management fees: non-affil.	—	364	493
Incentive income: affil.	691	22,094	27,790

Permanent Capital Vehicles
Management fees: affil.	95,410	67,638	58,206
Management fees, options: affil.	25,158	6,310	42,516
Management fees: non-affil.	1,853	2,910	3,807
Incentive income: affil.	54,199	56,497	15,653

Credit Funds
Credit Hedge Funds
Management fees: affil.	132,541	113,712	101,699
Management fees: non-affil.	71	146	191
Incentive income: affil.	78,555	120,255	190,581

Credit PE Funds
Management fees: affil.	117,624	96,586	95,787
Management fees: non-affil.	116	129	138
Incentive income: affil.	210,600	147,897	78,341
Incentive income: non-affil.	697	1,396	1,145

Liquid Hedge Funds
Management fees: affil.	57,695	116,526	85,807
Management fees: non-affil.	6,513	21,365	24,815
Incentive income: affil.	873	15,835	107,463
Incentive income: non-affil.	39	232	43,238

Logan Circle
Management fees: affil.	3,068	3,025	2,543
Management fees: non-affil.	50,927	44,034	33,351
Incentive income: affil.	134	—	—
Incentive income: non-affil.	77	106	—

Total
Management fees: affil. (including options)	$547,109	$539,600	$520,283
Management fees: non-affil.	$59,480	$68,948	$62,795
Incentive income: affil. (A)	$345,052	$362,578	$419,828
Incentive income: non-affil.	$813	$1,734	$44,383

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily the private equity funds and credit PE funds, is received when such funds realize returns, or profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue at year end from these funds was $56.3 million, $108.7 million and $271.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, Fortress recognized $211.3 million, $147.9 million and $78.3 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2013	$1,015,084		$(767,528)	$247,556	$696,333
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	399,213
Distribution of private equity funds and credit PE funds incentive income	226,780		N/A	226,780	(226,780)
Distribution of private permanent capital vehicle incentive income	217		N/A	217	(217)
Recognition of previously deferred incentive income	N/A		(171,387)	(171,387)	N/A
Changes in foreign exchange rates	1,360		—	1,360	N/A
Deferred incentive income as of December 31, 2014	$1,243,441		$(938,915)	$304,526	$868,549
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	276,323
Distribution of private equity funds, credit PE funds and permanent capital vehicles incentive income	240,215		N/A	240,215	(240,215)
Distribution of private permanent capital vehicle incentive income through IPO in May 2015	6,299		N/A	6,299	(6,299)
Recognition of previously deferred incentive income	N/A		(219,032)	(219,032)	N/A
Changes in foreign exchange rates	321		—	321	N/A
Deferred incentive income as of December 31, 2015	$1,490,276	(E)	$(1,157,947)	$332,329	$898,358	(E)
Deferred incentive income including Fortress Funds which matured	$1,543,932		$(1,211,603)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At December 31, 2015, the net undistributed incentive income is comprised of $965.3 million of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2015 at their net asset values. Subsequent to December 31, 2015, Fortress paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no clawback exists for Fund III.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(D)
From inception to December 31, 2015, Fortress has paid $698.8 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of December 31, 2015, Fortress had recovered $6.4 million from individuals relating to their clawback obligations. Subsequent to December 31, 2015, Fortress recovered an additional $15.1 million from individuals relating to their clawback obligations. If the $965.3 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $481.7 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2015
Distributed incentive income - Private Equity Funds		$847,362
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		955,289
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		9,767
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,490,276

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2015
Undistributed incentive income - Private Equity Funds		$29,395
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		1,972
Undistributed incentive income - Credit PE Funds		830,361
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		36,018
Undistributed incentive income - Permanent Capital Vehicles		—
Undistributed incentive income - Hedge Funds (total)		67,515
Undistributed incentive income - Logan Circle		—
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$898,358

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2015, 2014 and 2013, management fees of $5.2 million, $6.0 million and $4.7 million, respectively, and incentive income, exclusive of tax distributions, of $3.0 million, $4.0 million and $6.0 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of December 31, 2015:
Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,152,525)	748,600	138,133	2,295,674	2,157,541	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	In Liquidation	273,649	(231,688)	55,533	13,572	267,680	254,108	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,379,503)	1,872,736	(387,322)	3,131,331	3,518,653	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(278,972)	342,783	(140,941)	669,109	810,050	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,615,467)	5,097,957	2,609,711	2,680,330	299,493	11,463	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(174,098)	483,389	(332,993)	768,725	1,101,718	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(65,229)	(789,754)	711,570	1,501,324	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(788,152)	1,195,360	440,049	1,328,550	888,501	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(924)	911,347	(70,508)	890,395	960,903	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(172,438)	292,961	124,264	—	N/A	11,965	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(41,707)	70,893	29,840	—	N/A	2,983	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(33,577)	143,717	16,641	—	N/A	2,390	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(462)	2,047	218	—	N/A	23	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(7,739)	32,998	3,869	—	N/A	571	—	—	—	—
								$29,395	$847,362	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	$310,705	$(10,421)	$313,671	$13,387	$—	N/A	$1,972	$—	$—	$—	$—
								$1,972	$—	$—	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(128,335)	$282,640	$143,650	$164,090	$20,617	$5	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(150,977)	195,049	71,746	130,848	59,102	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(284,616)	176,545	118,005	—	N/A	12,004	7,571	—	—	—
LDVF Patent Fund (2007)	Nov-27	40,731	(34,027)	28,043	21,339	—	N/A	730	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(403,818)	52,026	96,820	—	N/A	7,776	7,231	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,672,867	(7,376,555)	1,058,430	2,762,118	—	N/A	127,604	414,602	134,423	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,360,538	(2,703,347)	936,041	1,278,850	—	N/A	116,987	133,797	48,305	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,371,703	(1,899,242)	2,234,215	761,754	—	N/A	109,283	39,908	—	—	—
FCO Managed Accounts (2008-2012)	Apr-22 to Dec-24	4,552,034	(3,770,818)	2,418,731	1,637,515	—	N/A	184,378	127,107	38,773	—	—
SIP Managed Account (2010)	Sep-20	11,000	(39,230)	17,688	45,918	—	N/A	4,422	5,646	—	—	—
Japan Opportunity Fund (Yen only) (2009)	Jun-19	909,373	(1,593,377)	583,060	1,267,064	—	N/A	116,060	152,597	35,122	—	—
Net Lease Fund I (2010)	Closed Dec- 15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	544,586	(370,375)	370,554	196,343	—	N/A	13,692	3,465	2,791	—	—
Global Opportunities Fund (2010)	Sep-20	331,379	(175,653)	236,322	80,596	—	N/A	13,496	2,220	2,220	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	706,556	(393,107)	756,820	443,371	—	N/A	68,135	20,675	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	674,509	(394,357)	689,439	409,287	—	N/A	52,883	26,163	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	57,299	(43,758)	41,617	28,076	—	N/A	2,906	2,681	1,187	—	—
								$830,361	$955,289	$262,821	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$834,923	$(342,687)	$659,531	$167,295	$4,358	$1,911	$20,812	$9,767	$2,605	$—	$—
Life Settlements Fund (2010)	Dec-22	406,548	(299,330)	70,386	(36,832)	88,508	125,340	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	33,321	(24,482)	5,519	(3,320)	7,266	10,586	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	391,421	(56,471)	371,321	36,371	—	N/A	6,145	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	144,822	—	163,488	18,666	—	N/A	3,700	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	108,247	—	125,131	16,884	—	N/A	3,244	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	521,250	(31,249)	510,715	20,714	—	N/A	2,117	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	9,330	(36)	8,577	(717)	195	912	—	—	—	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-25	11,995	—	11,791	(204)	29	233	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-25	85,154	—	85,047	(107)	205	312	—	—	—	—	—
								$36,018	$9,767	$2,605	$—	$—

Publicly Traded Permanent Capital Vehicles	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Newcastle	$751,544	$ (F)	$ N/A	$41,283
Eurocastle	331,145	—	—	42,147
New Residential	2,714,461	—	N/A	86,576
New Media	645,007	—	N/A	29,800
New Senior	1,075,389	578	N/A	—
FTAI	1,181,237	9,156	—	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,793,583	$—	100.0%	$—	$52,227
Sidepocket investments (Q)	42,399	7	N/A	2,911	—
Sidepocket investments - redeemers (R)	141,767	48,640	N/A	4,880	—
Main fund investments (liquidating) (T)	426,332	—	100.0%	54,380	25,172
Managed accounts	1,512	49,209	0.0%	—	—

Worden Funds
Main fund investments	246,827	3,713	85.3%	—	791

Fortress Japan Income Fund (Yen only)
Main fund investments	87,832	N/A	100.0%	—	364

Value Recovery Funds (U)
Managed accounts	5,734	7,342	33.0%	29	—

Liquid Hedge Funds
Macro Funds (S)
Sidepocket investments - redeemers (R)	$100,304	$77,947	N/A	$801	$121

Fortress Convex Asia Funds (S)
Main fund investments	133,327	11,804	0.0%	—	56

Fortress Partners Funds (S)
Main fund investments	2,914	7,851	0.0%	—	49
Sidepocket investments (Q)	59,452	2,175	N/A	4,514	—

Fortress Centaurus Global Funds (S)
Main fund investments	178,799	2,794	48.0%	—	673

Logan Circle
Main fund investments	$67,393	$—	100.0%	$—	$127
Managed accounts	201,606	3,029	27.2%	—	77

(A)	Vintage represents the year in which the fund was formed.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of December 31, 2015, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time. In April 2015, Fortress entered into an amended management agreement with Eurocastle, which reset the earnings threshold for Fortress to earn incentive income.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of December 31, 2015, a portion of Fund V and Long Dated Value Fund I's capital is above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2015, Fortress held $20.9 million of such amounts on behalf of employees related to all of the private equity funds. Subsequent to December 31, 2015, Fortress paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no remaining clawback exists for Fund III.

(K)	The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.

(L)
Represents the portion of a fund’s or managed account's NAV or trading level that is eligible to earn incentive income. For the publicly traded permanent capital vehicles, represents the equity basis that is used to calculate incentive income.

(M)
Such amount represents, for those investors whose NAV is below the performance threshold, the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. "Incentive income threshold" or "high water mark" means the immediate increase in NAV needed for Fortress to begin earning incentive income. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value. For Fortress Japan Income Fund, Fortress earns incentive income based on investment income, which does not include unrealized and realized gains and losses, earned in excess of a preferred return threshold.

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

(O)
For hedge funds, represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. For Eurocastle and FTAI, the amount disclosed, if any, represents the amount of additional incentive income Fortress would receive if the measurement period had occurred at the end of the reporting period. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)
For hedge funds, represents the amount of incentive income Fortress has earned which is not subject to clawback. For the publicly traded permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback. All of the capital of WWTAI, formerly a private fund managed by Fortress, was contributed to FTAI which completed its IPO in May 2015. Fortress earned $7.0 million in life-to-date incentive income which is not subject to clawback and was not included in the table above. Of the $7.0 million in incentive income from WWTAI, Fortress received $5.9 million in FTAI common shares based on the share price at IPO. A portion of the incentive income crystallized amounts are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

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

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments.

(S)	Includes onshore and offshore funds. In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(U)
Excludes the Value Recovery Funds which had a NAV of $95.8 million at December 31, 2015. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2015.

Fortress and
Total Original Capital	Affiliates Original Capital	Carrying Value	Percent of Capital	Longest Capital Commitment	Longest Fund	Annual	Incentive	Incentive Income
Commitments	Commitments	of Fortress's	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)
$17,034,844	$2,167,931	$608,728	94.5%	Sep-2016	Sep-2024	1.0% - 1.5%	10% - 20%	8% - 10%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2015 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$260,127	$543,605	$701,996	$1,505,728	$662,203	$2,167,931

(C)	Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)
Expressed as a percentage. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For certain funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted average (by AUM) management fee rate as of December 31, 2015 was approximately 1.2%.

(E)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted average (by AUM) incentive income rate as of December 31, 2015 was approximately 19.7%, and the weighted average (by AUM) threshold rate was approximately 8.1%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the private equity funds. As of December 31, 2015, for funds where Fortress is entitled to incentive income and profit sharing has been assigned, this portion was equal to approximately 27.4%, based on a weighted average by total capital commitments.

Subsequent to December 31, 2015, Fortress paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no remaining clawback exists for Fund III. Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment which had AUM of $0.7 billion as of December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

During 2014, certain PE Funds (Fund II, FRID and FRIC) substantially liquidated their respective remaining investments. These funds distributed a majority of the sale of proceeds to their respective investors and final liquidation was completed in November and December 2014 for FRID and FRIC, respectively. During 2014, Fortress received additional net incentive income of $0.9 million from Fund II and returned $16.4 million to FRID representing prior net incentive income distributions received ($10.0 million net of employee amounts). No remaining clawback amount exists for these funds. During December 2015, Fortress received $0.7 million of incentive income from Fund II as a result of the final liquidation of Fund II.

Permanent Capital Vehicles

The publicly traded permanent capital vehicles are comprised of Newcastle (NYSE: NCT), New Residential (NYSE: NRZ), New Media (NYSE: NEWM), New Senior (NYSE: SNR), Eurocastle (NYSE Euronext, Amsterdam: ECT) and FTAI (NYSE: FTAI).

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress's Investments (C)
0.75% - 1.50%	10% - 25%	8% - 10%	$20,518

(A)	Expressed as a percent of contributed capital or book equity (as defined).

(B)
The incentive income from publicly traded capital vehicles is earned either annually or quarterly on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company's gross equity (as defined) multiplied by the incentive income threshold return (shown above). Additionally, for FTAI, a portion of incentive income is earned annually on a cumulative basis equal to the product of (1) 10% multiplied by (2) realized gains (as defined) subject to certain adjustments. As a result of not meeting the incentive income threshold, the incentive income from Newcastle has been discontinued for an indeterminate period of time.

(C)	Excludes options held in the publicly traded permanent capital vehicles (Note 4).

The management agreements between Fortress and the publicly traded permanent capital vehicles provide for initial terms of up to ten years and automatic extensions of one to three years, subject to certain termination rights.

Fortress owns a senior living property management subsidiary (Blue Harbor). As of December 31, 2015, this subsidiary had agreements to manage 26 senior living properties, including 24 which are owned by New Senior and two which are owned by a third party. Fortress receives management fees between 5.0% and 7.0% of revenues (as defined in the agreements). In addition, Fortress receives reimbursement for certain expenses, including all of the compensation expense associated with the 1,868 on-site employees.

WWTAI was a private fund formed in July 2011 and formerly managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its IPO in May 2015. Fortress received shares in FTAI in exchange for its equity interests in WWTAI. During the second quarter of 2015, Fortress recognized $7.0 million in incentive income from WWTAI as these distributions were determined to no longer be subject to clawback. Of the $7.0 million in incentive income from WWTAI, Fortress received $5.9 million in FTAI common shares based on the share price at IPO.

In addition, Fortress received options from certain of the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities (Note 4).

In April 2015, Fortress entered into an amended management agreement with Eurocastle to adjust the AUM used to compute management fees and reset the earnings threshold for Fortress to earn incentive income.

In April 2013, Eurocastle announced a restructuring process and new investment focus. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2015.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
Fortress Originated	$5,843,934	$44,804	1% - 2.75%	10% - 20%
Non-Fortress Originated (C)	2,954,881	—	1% - 2%	5% - 20%

(A)
For Fortress originated AUM, expressed as a percent of AUM (as defined). For Fortress originated AUM, the weighted (by AUM) average management fee rate as of December 31, 2015 was approximately 2.0%. For non-Fortress originated AUM, as co-manager of the Mount Kellett funds, Fortress earns a portion of the management fees charged by these funds and for other funds management fees are equal to 1.0% of realized proceeds.

(B)
For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold.

(C)	Non-Fortress originated funds include the Value Recovery funds and the Mount Kellett funds.

In July 2015, Fortress and Mount Kellett Capital Management LP ("Mount Kellett"), a private, multi-strategy investment firm, reached an agreement for an affiliate of Fortress to become co-manager with Mount Kellett of the Mount Kellett investment funds and related accounts (collectively, the "Mount Kellett Funds"). Mount Kellett affiliates will continue to serve as general partner of the Mount Kellett Funds. The unrelated limited partners of the Mount Kellett Funds have the substantive ability to liquidate the Mount Kellett Funds or otherwise remove Mount Kellett and Fortress as general partner and co-managers.

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds, including related managed accounts, as of December 31, 2015.

Total	Fortress and	Carrying	Percent of	Longest	Longest			Incentive
Original	Affiliates	Value	Capital	Capital	Fund	Annual		Income
Capital	Original Capital	of Fortress's	Commitments	Commitment	Termination	Management	Incentive	Threshold
Commitments (A)	Commitments (B)	Investments	Drawn	Period Ends (C)	Date (D)	Fee (E)	Income (F)	Return (F)
$21,544,279	$1,268,409	$187,664	58.1%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0% - 9%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2015 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$219,003	$113,433	$616,406	$948,842	$319,567	$1,268,409

(C)	Of the total original capital commitments, $4.6 billion relates to funds that have a capital commitment period extending beyond December 2018.

(D)
Of the total original capital commitments, $6.5 billion relates to funds that have a termination date (including the assumed exercise of all available extensions, which in some cases requires the approval of the applicable fund advisory board) extending beyond December 2025.

(E)
Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2015 was approximately 1.3%.

(F)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2015 was approximately 19.8% and the weighted average threshold was approximately 7.7%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the credit PE funds. As of December 31, 2015, for funds where profit sharing has been assigned, this portion was equal to approximately 56.0%, based on a weighted average by total capital commitments.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, as of December 31, 2015.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
Fortress Originated	$912,437	$135,777	1% - 2%	18% - 20%
Affiliated Managers	$4,496,157	$34,392	See Note 1	See Note 1

(A)
Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2015 was approximately 1.3%.

(B)
Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2015 was approximately 19.7%.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts.

Traditional Asset Management Business

Logan Circle is an asset manager with approximately $31.2 billion in assets under management as of December 31, 2015, which Fortress acquired in April 2010. As of December 31, 2015, the Logan Circle AUM pays an average annual management fee of approximately 0.16%.

During the year ended December 31, 2015, Logan Circle began managing two new fixed income funds which had a total net asset value of $163.5 million as of December 31, 2015.

4. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31, 2015	December 31, 2014
Equity method and other investees	$1,034,189	$1,106,338
Equity method investees, held at fair value (A)	21,600	15,207
Total investments	$1,055,789	$1,121,545
Options in equity method investees	$30,427	$71,844

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 3).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Gains (losses) are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Net realized gains (losses)	$4,495	$(8,431)	$1,247
Net realized gains (losses) from affiliate investments (A)	31,751	47,624	12,030
Net unrealized gains (losses)	(6,127)	25,661	6,273
Net unrealized gains (losses) from affiliate investments (A)	(49,038)	(76,611)	34,383
Total gains (losses)	$(18,919)	$(11,757)	$53,933

(A)	Includes the impact of the exercise of options in New Residential in June 2015 and the sale of GAGFAH shares which was completed in June 2014.

These gains (losses) were generated as follows:

	Year Ended December 31,
	2015	2014	2013
Mark to fair value on affiliate investments and options	$(17,175)	$(28,591)	$46,371
Mark to fair value on derivatives	1,784	26,715	8,402
Mark to fair value on equity securities	(509)	965	2,962
Gains (losses) on digital currency (Bitcoin)	(1,175)	(9,470)	(3,702)
Other	(1,844)	(1,376)	(100)
Total gains (losses)	$(18,919)	$(11,757)	$53,933

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with investments also in Western Europe and Asia. There are some concentrations, mainly in the private equity funds, in the financial services, transportation and infrastructure, leisure and gaming, real estate (including Florida commercial real estate), media and senior living sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and borrowings.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2015, which comprised approximately 25% of its equity method investments, is in a fund with a single investment which focuses on the rail transportation and real estate sectors in Florida.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments is as follows:

	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investment - December 31, 2013	$786,093	$63,001	$19,188	$58,825	$159,044	$158,920	$8,195	$1,253,266
Earnings from equity method and other investees	36,413	N/A	70	8,236	28,693	3,844	943	78,199
Contributions to equity method and other investees (C)	2,994	—	5,640	168,699	43,331	89,324	596	310,584
Distributions of earnings from equity method and other investees	(70,409)	N/A	(79)	(7,483)	(28,477)	(4,487)	(32)	(110,967)
Distributions of capital from equity method and other investees (C)	(78,155)	N/A	(4,148)	(171,053)	(17,124)	(128,505)	(118)	(399,103)
Total distributions from equity method and other investees	(148,564)	N/A	(4,227)	(178,536)	(45,601)	(132,992)	(150)	(510,070)
Consolidation of Investment Company	—	—	—	—	—	—	6,990	6,990
Mark to fair value - during period (D)	(1,795)	5,200	(936)	N/A	N/A	N/A	(657)	1,812
Translation adjustment	(7)	(742)	(279)	—	(2,338)	—	—	(3,366)
Dispositions	—	(66,424)	—	—	(2)	—	(210)	(66,636)
Reclassification to Due to Affiliates (E)	2,232	—	—	—	—	—	—	2,232
Deconsolidation of Liquid Hedge Fund (F)	—	—	—	—	—	48,534	—	48,534
Investment - December 31, 2014	677,366	1,035	19,456	57,224	183,127	167,630	15,707	1,121,545
Earnings (losses) from equity method and other investees	(49,346)	N/A	89	3,920	19,630	(6,387)	(821)	(32,915)
Contributions to equity method and other investees (C)	5,227	50	7,742	118,332	43,005	13,844	825	189,025
Distributions of earnings from equity method and other investees	(14,342)	N/A	(173)	(3,511)	(22,909)	(658)	(2,265)	(43,858)
Distributions of capital from equity method and other investees (C) (F)	(7,899)	N/A	(216)	(131,161)	(77,003)	(37,660)	(22)	(253,961)
Total distributions from equity method and other investees	(22,241)	N/A	(389)	(134,672)	(99,912)	(38,318)	(2,287)	(297,819)
Mark to fair value - during period (D)	(412)	(3)	(6,152)	N/A	N/A	N/A	(991)	(7,558)
Net purchases of investments by consolidated funds (F)	—	—	—	—	41,985	—	10,391	52,376
Translation adjustment	(1,413)	—	(228)	—	(123)	—	—	(1,764)
Dispositions	(2,683)	—	—	—	(48)	—	—	(2,731)
Reclassification to Due to Affiliates (E)	2,230	—	—	—	—	—	—	2,230
Retained interest in Graticule (Note 1)	—	—	—	—	—	33,400	—	33,400
Investment - December 31, 2015	$608,728	$1,082	$20,518	$44,804	$187,664	$170,169	$22,824	$1,055,789

Undistributed earnings - December 31, 2015	$42,572	$ N/A	$—	$3,404	$10,346	$3,136	$—	$59,458

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, including FTAI which completed its IPO in May 2015 (see Note 3), at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(C)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Year Ended December 31,
	2015		2014
	Contributions	Distributions of Capital	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$33,855	$(235,290)	$36,110	$(379,940)
Investments of incentive receivable amounts into Fortress Funds	138,026	—	258,023	—
Change in distributions payable out of Fortress Funds	—	(177)	—	172
Net funded*	17,094	(17,094)	16,451	(16,451)
Other	50	(1,400)	—	(2,884)
Per Above	$189,025	$(253,961)	$310,584	$(399,103)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)	Represents a portion of the general partner liability (Note 10).

(F)
In December 2014, Fortress deconsolidated a liquid hedge fund (Note 4) and the amount disclosed represents Fortress’s investment in the fund as of the date of deconsolidation. In December 2015, Fortress deconsolidated a credit PE fund and subsequently received a $42.0 million capital distribution from the fund (Note 4).

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

	Private Equity Funds (B)
	December 31, (or year then ended)
	2015	2014	2013
Assets	$11,950,687	$13,484,372
Debt	(3,144)	(3,251)
Other liabilities	(151,778)	(143,363)
Equity	$11,795,765	$13,337,758
Fortress’s Investment	$608,728	$677,366
Ownership (A)	5.2%	5.1%

Revenues and gains (losses) on investments	$(1,126,186)	$731,574	$2,335,934
Expenses	(178,022)	(194,509)	(208,301)
Net Income (Loss)	$(1,304,208)	$537,065	$2,127,633
Fortress’s earnings (losses) from equity method investees	$(49,346)	$36,413	$81,470

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

	Credit Hedge Funds			Credit PE Funds (B) (C)
	December 31, (or year then ended)
	2015	2014	2013	2015	2014	2013
Assets	$10,959,844	$11,349,879		$12,770,674	$11,992,369
Debt	(4,413,323)	(4,621,360)		(259,114)	(67,618)
Other liabilities	(174,397)	(283,818)		(373,224)	(824,837)
Non-controlling interest	(11,068)	(14,406)		(3,963)	(4,852)
Equity	$6,361,056	$6,430,295		$12,134,373	$11,095,062
Fortress’s Investment	$44,804	$57,224		$187,664	$183,127
Ownership (A)	0.7%	0.9%		1.5%	1.7%

Revenues and gains (losses) on investments	$747,861	$1,011,969	$1,295,945	$1,718,546	$2,381,032	$1,835,118
Expenses	(403,646)	(340,373)	(255,222)	(310,125)	(369,653)	(325,436)
Net Income (Loss)	$344,215	$671,596	$1,040,723	$1,408,421	$2,011,379	$1,509,682
Fortress’s earnings (losses) from equity method investees	$3,920	$8,236	$12,242	$19,630	$28,693	$29,824

	Liquid Hedge Funds (D)
	December 31, (or year then ended)
	2015	2014	2013
Assets	$2,279,590	$13,132,531
Debt	—	—
Other liabilities	(829,515)	(5,733,970)
Non-controlling interest	—	—
Equity	$1,450,075	$7,398,561
Fortress’s Investment	$170,169	$167,630
Ownership (A)	11.7%	2.3%

Revenues and gains (losses) on investments	$(190,659)	$220,958	$838,506
Expenses	(212,545)	(219,303)	(159,892)
Net Income (Loss)	$(403,204)	$1,655	$678,614
Fortress’s earnings (losses) from equity method investees	$(6,387)	$3,844	$13,124

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees, directors and other affiliates.

(B)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the periods ended September 30, 2015, 2014 and 2013, respectively). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

(D)
For liquid hedge funds, 2015 includes amounts related to Fortress's retained interest in Graticule. Amounts in 2014 and 2013 include the Fortress Asia Macro Funds and related managed accounts which were transferred to Graticule in January 2015.

Investments in Variable Interest Entities and Other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the consolidated balance sheet and described in Note 4, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 3. These entities are primarily Fortress Funds which are VOEs and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Consolidation and Deconsolidation of certain funds

In July 2015, Fortress formed a new credit PE fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidated the fund. During December 2015, a reconsideration event occurred at the credit PE fund whereby the credit PE fund no longer qualified as a variable interest entity. The credit PE fund is deemed to be a voting interest entity and Fortress does not have control over the fund since the unrelated limited partners have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner without cause based on a simple unaffiliated majority vote. As such, Fortress deconsolidated the credit PE fund in December 2015. In addition, subsequent to deconsolidation of the fund, Fortress received a $42.0 million capital distribution from the fund. The capital distribution is reported as part of investing activities in the statement of cash flows. Fortress retained a $0.3 million equity method investment in the credit PE fund. The retained investment is included within Investments on the Consolidated Balance Sheet.

In 2014, Fortress formed a new liquid hedge fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidated the fund. The liquid hedge fund allowed investors to redeem their interests on a periodic basis at their net asset value. During December 2014, a reconsideration event occurred at the liquid hedge fund whereby the liquid hedge fund no longer qualified as a variable interest entity. The liquid hedge fund was deemed to be a voting interest entity and Fortress does not have control over the fund since the unrelated limited partners or members have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner or managing member without cause based on a simple unaffiliated majority vote. As such, Fortress deconsolidated the liquid hedge fund in December 2014. The deconsolidation of the liquid hedge fund resulted in non-cash investing activity of $56.5 million in the statement of cash flows. Fortress retained a $48.5 million equity method investment in the liquid hedge fund. The retained investment is included within Investments on the Consolidated Balance Sheet.

The following tables set forth certain information regarding VIEs in which Fortress held a variable interest as of December 31, 2015 and 2014, respectively.

	Fortress is not Primary Beneficiary
	December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	1	$136,129	$—	$1,959	(D)
Permanent Capital Vehicles	6	23,618,598	15,581,168	114,228	(C)
Credit Hedge Funds	8	1,912,019	426,988	5,405	(D) (E)
Credit PE Funds	35	990,008	232,082	9,659	(D) (E)
Liquid Hedge Funds	4	364,535	1,270	39,192	(D) (E)

	Fortress is not Primary Beneficiary
	December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	2	$85,553	$—	$56	(D)
Permanent Capital Vehicles	5	14,539,141	10,336,207	154,346	(C)
Credit Hedge Funds	8	1,976,328	152,806	25,474	(D) (E)
Credit PE Funds	30	735,855	143,743	5,897	(D) (E)
Liquid Hedge Funds	2	3,070,203	432,580	7,094	(D)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

	Fortress is Primary Beneficiary
	December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	9	$71,277	$—	$18,666	(F) (G)
Credit PE Funds	2	400	—	20	(F)
Liquid Hedge Funds	1	6,126	—	2,821	(F)
Logan Circle	1	4,468	—	4,317	(F)

	Fortress is Primary Beneficiary
	December 31, 2014
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	9	$90,723	$—	$20,368	(F) (G)
Credit PE Funds	2	434	—	22	(F)
Liquid Hedge Funds	3	8,714	—	4,125	(F)
Logan Circle	1	6,566	—	4,783	(F)

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

Of the financial obligations represented herein as of December 31, 2015, for VIEs where Fortress is not the primary beneficiary, $15,192.6 million, $423.4 million, $232.1 million and $1.2 million represent financial borrowings which have weighted average maturities of 2.0 years, 9.7 years, 2.3 years and 11.0 years for the permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively. Of the financial obligations represented herein as of December 31, 2014, $9,911.4 million, $151.7 million, and $143.7 million represent financial borrowings which have weighted average maturities of 1.9 years, 7.6 years, and 2.3 years for the permanent capital vehicles, credit hedge funds, and credit PE funds, respectively.

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
DECEMBER 31, 2015
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

(H)
As of December 31, 2015, for VIEs where Fortress is not the primary beneficiary, Fortress's investment included: (i) management fees receivable of $17.3 million which is comprised of $12.3 million, less than $0.1 million, $0.8 million and $4.1 million from the permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively, (ii) incentive income receivable of $39.7 million which is comprised of $37.3 million and $2.4 million from the permanent capital vehicles and credit hedge funds, respectively, and (iii) expense reimbursements, dividends and other receivables of $16.7 million which is comprised of $1.9 million, $13.6 million, $0.9 million, $0.1 million and $0.2 million from the private equity funds, permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively.

As of December 31, 2014, for VIEs where Fortress is not the primary beneficiary, Fortress's investment included: (i) management fees receivable of $7.1 million which is comprised of $6.1 million, $0.5 million and $0.5 million from the permanent capital vehicles, credit hedge funds and credit PE funds, respectively, (ii) incentive income receivable of $79.8 million which is comprised of $55.3 million, $21.9 million and $2.6 million from the permanent capital vehicles, credit hedge funds and liquid hedge funds, respectively and (iii) expense reimbursements, dividends and other receivables of $11.9 million which is comprised of $6.9 million, $1.1 million, $0.1 million and $3.8 million from the permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively.
As of December 31, 2015, for VIEs where Fortress is the primary beneficiary, Fortress's investment included: (i) management fees receivable of less than $0.1 million from Logan Circle, and (ii) advances of $10.1 million to an operating subsidiary of one of the private equity funds. These receivables and advances are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.
As of December 31, 2014, for VIEs where Fortress was the primary beneficiary, Fortress's investment included: (i) management fees receivable of less than $0.1 million from Logan Circle, and (ii) advances of $10.3 million to an operating subsidiary of one of the private equity funds. These receivables and advances are eliminated in consolidation but still represent Fortress's economic exposure to the VIEs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	December 31, 2015	December 31, 2014	Valuation Method
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles (A)	$20,518	$14,172	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,082	1,035	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$21,600	$15,207
Options in equity method investees	$30,427	$71,844	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	22,146	27,105	Level 2 - See below
Equity Securities (B)	—	17,627	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	(3,010)	(8,356)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	(2,201)	(932)	Level 2 - See below

(A)	FTAI completed its IPO in May 2015 and Fortress elected to record its interest at fair value pursuant to the fair value option for financial instruments.

(B)	These equity securities were held at fair value and classified as trading and were all sold during the first quarter of 2015.

See Note 5 regarding the fair value of outstanding debt.

Publicly Traded Permanent Capital Vehicle Options

Fully vested options are issued to Fortress by the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are accounted for at fair value with subsequent changes in fair value recognized in income as Gains (Losses).

The assumptions used in valuing the options at December 31, 2015 were:

	Risk-Free Rate	Dividend Yield (A)	Volatility
Newcastle	0.80% - 2.11%	10.93% - 17.99%	26.40% - 35.51%
New Residential	0.80% - 2.17%	9.83% - 18.13%	25.76% - 28.81%
New Media	2.11% - 2.14%	4.30% - 4.46%	36.15%
New Senior	0.80% - 2.17%	8.13% - 14.70%	23.21% - 26.62%
Eurocastle	0.05% - 0.93%	4.49% - 5.68%	24.81% - 26.89%

(A)	Options which are due to expire prior to the expected payment of future dividends are valued using a 0.00% dividend yield.

All of the Newcastle, New Residential, New Media and New Senior options were fully vested on issuance and become exercisable over thirty months and have a ten-year term. With the exception of Eurocastle’s May 2013 options grant, which became exercisable in October 2013, all of the Eurocastle options were fully vested and exercisable on issuance, and have a ten-year term. All of the options held by Fortress in the publicly traded permanent capital vehicles incorporate effects of reverse stock splits or spin-offs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Fortress has granted rights, which Fortress refers to as tandem options, in the options it holds in certain publicly traded permanent capital vehicles it manages to certain of its employees. The value of these rights is recorded as accrued profit sharing compensation expense and the related liability is marked to fair value as compensation expense until such time as the rights are exercised or expire.

The following table summarizes certain Newcastle options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2015
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2011	718,750	$1.00	$1,182	583,149	—	583,149
2012	1,121,250	$1.00	$2,017	949,997	—	949,997
2013	2,978,348	$2.32 - $3.57	$4,513	2,978,338	266,657	2,711,681
2014	765,416	$4.01	$360	765,416	—	765,416

The following table summarizes certain New Residential options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2015
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2012	3,363,750	$ 6.82 - $ 7.34	$11,768	25,000	—	25,000
2013	4,025,000	$10.24 - $11.48	$14,428	1,936,068	1,100,497	835,571
2014	1,437,500	$12.20	$1,604	1,437,500	258,750	1,178,750
2015	8,543,539	$15.25 - $15.88	$12,705	8,543,539	—	8,543,539

The following table summarizes certain New Senior options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2015
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2011	718,750	$ 4.09 - $ 7.18	$4,535	465,832	—	465,832
2012	1,121,250	$7.66 - $8.75	$7,739	916,029	—	916,029
2013	2,978,348	$14.42 - $19.23	$17,328	2,978,338	266,657	2,711,681
2014	765,416	$20.89	$1,383	765,416	—	765,416
2015	2,011,409	$13.75	$2,978	2,011,409	—	2,011,409

The following table summarizes New Media options held by Fortress:

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2015
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2014	745,062	$15.71	$2,963	745,062	92,751	652,311
2015	700,000	$21.70	$4,144	700,000	—	700,000

The following table summarizes select Eurocastle options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2015
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2013	1,500,000	€7.25	€4,807	1,500,000	—	1,500,000
2015	3,976,299	€7.85	€4,756	3,976,299	—	3,976,299

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The following table summarizes options in the publicly traded permanent capital vehicles held as of December 31, 2015, which were issued prior to 2011:

Entity	Weighted Average Option Strike Price	Options held by Fortress
Newcastle	$13.16	115,239
New Senior	$56.01	115,239
New Residential	$31.31	345,720
Eurocastle	€6,151.76	18,886

In January 2016, Fortress granted tandem options in 1.7 million, 0.4 million and 0.1 million of the options it holds in New Residential, New Senior and New Media, respectively, to certain employees. The estimated value of these New Residential, New Senior and New Media tandem options are $0.3 million, $0.1 million and $0.3 million, respectively.

Derivatives

Fortress uses derivative instruments to manage its foreign currency risk.  Fortress enters into foreign exchange forward contracts and options to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets and expected revenues. Gains and losses on these contracts are reported currently in Gains (Losses).

Fortress’s derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment.  The significant observable inputs used in determining the fair value of the Level 2 derivative contracts are contractual cash flows and market based parameters such as foreign exchange rates.

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	December 31, 2015 (or year ended)				Maturity
	Classification (A)	Fair Value	Notional Amount		Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$21,884		¥40,160,526	$1,788	Feb-16 - Mar-18
Foreign exchange option contracts	Other Liabilities	$(994)		¥8,593,346	$(532)	Jun-16 - Mar-18
Foreign exchange forward contracts	Other Assets	$262		¥2,568,543	$186	Jan-16 - Dec-17
Foreign exchange forward contracts	Other Liabilities	$(590)		¥6,106,852	$(590)	Jan-16 - Jun-16
Foreign exchange forward contracts	Other Liabilities	$(617)	C$	123,802	$(617)	Jun-16

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $1.8 million, $26.7 million and $8.4 million during the years ended December 31, 2015, 2014 and 2013.

Fortress's average notional amount outstanding for the year ended December 31, 2015 was $492.3 million.

The following tables summarizes the fair value of Fortress's derivative contacts on a gross basis and any amount of offset as permitted by netting agreements as of December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Assets	December 31, 2015	December 31, 2015	December 31, 2015
Foreign exchange option contracts	$23,616	$(1,732)	$21,884
Foreign exchange forward contracts	262	—	262
	$23,878	$(1,732)	$22,146

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
Offsetting of Derivative Liabilities	December 31, 2015	December 31, 2015	December 31, 2015
Foreign exchange option contracts	$(2,054)	$1,060	$(994)
Foreign exchange forward contracts	(1,207)	—	(1,207)
	$(3,261)	$1,060	$(2,201)

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	December 31, 2015
	December 31,		Interest	Stated	Amount
Debt Obligation	2015	2014	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$75,000	$75,000	LIBOR+2.50% (C)	Feb 2016	$72,332
Promissory note (D)	155,677	—	5.00%	Nov 2017	N/A
Total	$230,677	$75,000

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $231.8 million as of December 31, 2015 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

In February 2013, Fortress entered into a $150.0 million revolving credit facility (the "2013 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid its existing $60.0 million revolving credit facility. The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon Fortress's credit rating and a commitment fee on undrawn amounts that fluctuates depending upon Fortress's credit rating, as well as other customary fees.

In January 2014, in connection with the announcement of the Fortress Asia Macro Funds and related managed accounts transferring to Affiliated Managers, Fortress entered into a First Amendment, Consent and Waiver (the "Amendment") to the 2013 Credit Agreement. Pursuant to the Amendment, among other things, the lenders consented to the consummation of the transaction and certain amendments to the 2013 Credit Agreement, primarily the definition of AUM and Consolidated EBITDA, in order to account for its retained economic interests.

In November 2015, Fortress purchased 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million, from Michael Novogratz, a principal, officer and director of Fortress who retired effective January 2016. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount matures in November 2016 and the remainder in November 2017. In addition, Fortress entered into a consent and waiver with the lenders under the 2013 Credit Agreement for their consent to this transaction.

In January 2016, Fortress entered into a new $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid the 2013 Credit Agreement. The 2016 Credit Agreement is not collateralized by the assets of Fortress Operating Group. After giving effect to the initial extensions of credit thereunder of $75.0 million, and a subsequent borrowing of $100.0 million in February 2016, approximately $97.3 million was available to be drawn. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021. Based upon the borrower's current credit rating, the interest rate is equal to LIBOR plus 1.75% per annum and the unused commitment fee is 0.25% per annum.

Covenants

Fortress Operating Group is required to prepay any amounts outstanding under the 2013 Credit Agreement upon the occurrence of certain events.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The events of default under the 2013 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the 2013 Credit Agreement would likely have a material, adverse impact on Fortress's liquidity.

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

Fortress was in compliance with all of its debt covenants as of December 31, 2015. The following table sets forth the financial covenant requirements as of December 31, 2015.

	December 31, 2015
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$46,563	(A)
Consolidated Leverage Ratio	≤	2.00	0.59	(B)
Consolidated Interest Coverage Ratio	≥	4.00	86.73	(B)

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

The borrower and the guarantors under the 2016 Credit Agreement are required to prepay any amounts outstanding under the 2016 Credit Agreement upon the occurrence of certain events.

The events of default under the 2016 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the 2016 Credit Agreement would likely have a material, adverse impact on Fortress's liquidity.

The 2016 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the borrower, the guarantors and certain of their subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, and incur restrictions on the payment of dividends or other distributions.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

These covenants are subject to a number of limitations and exceptions set forth in the 2016 Credit Agreement. In addition, the borrower must not:

•	Permit AUM (as defined as Management Fee Earning Assets in the 2016 Credit Agreement) to be less than $30.0 billion as of the end of any fiscal quarter;

•
Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to Consolidated EBITDA, each such term as defined in the 2016 Credit Agreement) to be greater than 2.50 to 1.0 as of the end of any fiscal quarter for the four-quarter period ending on such date; or

•
Permit the Consolidated Interest Coverage Ratio (a measure of Consolidated EBITDA compared to Consolidated Interest Charges, each such term as defined in the 2016 Credit Agreement) to be less than 4.00 to 1.0 as of the end of any fiscal quarter for the four-quarter period ending on such date.

If the 2016 Credit Agreement has been in effect as of December 31, 2015, Fortress would have been in compliance with the covenant requirements thereunder.

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp. pursuant to a demand note, as amended. As of December 31, 2015, the outstanding balance was approximately $667.7 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

6. INCOME TAXES AND TAX RELATED PAYMENTS

Fortress is a publicly traded partnership and has a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income related to Class A shares is earned by the corporate subsidiary and subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

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

Equity-based compensation resulted in $12.5 million, $7.8 million and $26.0 million of recognized current tax benefit for the years ended December 31, 2015, 2014 and 2013, respectively.

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

For the year ended December 31, 2015 and 2014, Fortress recorded $4.8 million and $3.5 million, to paid in capital for excess tax benefits from RSUs delivered during these periods and as a financing activity on the consolidated statements of cash flows.

Based on the value of the RSUs and RPUs which vested during the year ended December 31, 2013, Fortress has tax a shortfall of $24.6 million, which has been charged to income tax expense during this period.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal income tax expense (benefit)	$8,552	$7,558	$1,185
Foreign income tax expense (benefit)	19,570	12,258	8,875
State and local income tax expense (benefit)	7,335	5,175	1,310
	35,457	24,991	11,370
Deferred
Federal income tax expense (benefit)	23,209	(1,051)	47,953
Foreign income tax expense (benefit)	3,472	1,115	65
State and local income tax expense (benefit) (A)	(6,350)	(18,108)	6,413
	20,331	(18,044)	54,431
Total expense (benefit)	$55,788	$6,947	$65,801

(A)	During the year ended December 31, 2015 and 2014 New York City and New York State, respectively, enacted corporate tax law changes which increased the value of certain future tax benefits.

For the years ended December 31, 2015, 2014 and 2013, deferred income taxes of $0.4 million, $0.5 million and $(0.7) million were credited (debited) to other comprehensive income, primarily related to foreign currency translation. Current income tax benefits of $1.7 million, $0.7 million and $0.0 million were credited to paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

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

In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate amount of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding. Additionally, in 2015 Fortress delivered Class A shares for vested RSUs (Note 8). As a result, FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during the year ended December 31, 2015. FIG Corp. decreased its ownership in the underlying Fortress Operating Group entities during the year ended December 31, 2014 as a result of the purchase of Class A shares from Nomura. This decrease was offset by an increase from the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during 2013 through (i) the exchanges by the Principals and a former senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9) and (ii) the delivery of vested RSUs and RPUs (Note 8).  As a result of the changes in ownership, the deferred tax asset was increased (decreased) by $17.2 million, $(8.0) million and $2.7 million with offsetting increases (decreases) of $2.2 million, $(3.5) million and $0.5 million to the valuation allowance (described below), in 2015, 2014 and 2013, respectively. In addition, the deferred tax asset was increased by $13.3 million, $48.5 million and $12.1 million related to a step-up in tax basis due to the share purchase and exchanges which will result in additional tax deductions, with offsetting increases in the valuation allowance of $0.9 million, $0.9 million and $0.9 million, while the liability for the tax receivable agreement was increased by $0.1 million, $39.1 million and $0.1 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2015, 2014 and 2013, respectively. Furthermore, deferred income taxes of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries in 2013. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

2011	$53.5
2012	80.9
2013	90.7
2014	150.9
2015: Estimated	143.9
2016 - 2023: Average Required	$84.1

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2015	2014

Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$214,625	$235,372
Other assets	6,770	19,161
Principals’ (and a former senior employee’s) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	85,501	76,390
Other assets	3,340	2,417
Public offering basis difference	(947)	(922)
Compensation and benefits	12,776	11,017
Options in affiliates	2,767	3,558
Partnership basis differences (A)	121,288	77,158
Other	23,639	15,008
Gross deferred tax assets	469,759	439,159
Less:
Valuation allowance	(39,616)	(13,072)
Deferred tax liabilities (B)	(3,041)	(8,464)
Deferred tax assets, net	$427,102	$417,623

(A)	Difference in book and tax basis from underlying partnership investments.

(B)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2013	$49,805
Due to FIG Corp. ownership change	(2,575)
Net decreases (A)	(34,158)
Valuation Allowance at December 31, 2014	$13,072
Due to FIG Corp. ownership change	3,095
Net increases (A)	23,449
Valuation Allowance at December 31, 2015	$39,616

(A)
In 2015, the increases are primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance. In 2014, the decreases were primarily related to the reversal of the valuation allowance on previously fully reserved deferred tax assets associated with funds in the process of liquidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
(Income) loss passed through to stockholders	(14.75)%	(17.95)%	(13.30)%
State and local income taxes	3.81%	6.08%	4.33%
Change in tax rate on certain deferred tax benefits (A)	(5.76)%	(16.08)%	(0.60)%
Tax receivable agreement liability adjustment (B)	1.60%	10.74%	1.16%
Foreign taxes	6.59%	6.54%	1.55%
Deferred tax asset write-off (C)	—%	14.00%	8.41%
Valuation allowance (C)(D)	17.46%	(31.65)%	(11.95)%
Other	(2.40)%	(0.24)%	0.11%
Effective income tax rate (E)	41.55%	6.44%	24.71%

(A)	Primarily related to enacted legislative changes to New York City and New York State corporate taxation in 2015 and 2014, respectively, which increased the value of certain future tax benefits.

(B)	Relates to the tax receivable agreement discussed below, which is not tax deductible and represents a significant permanent tax/GAAP difference.

(C)
In 2014, write-off of deferred tax assets relating to public offering basis difference, fully offset by a reversal of the related valuation allowance. In 2013, write-off of deferred tax assets relating to the tax shortfall created by the vesting of RSUs and RPUs.

(D)
In 2015, primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance. In 2014 and 2013, primarily related to the reversal of the valuation allowance on previously fully reserved deferred tax assets associated with funds in the process of liquidation.

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

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions that occurred prior to Fortress’s initial public offering, and related tax effects, a $393.0 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on transactions of the nature described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2014, 2013 and 2012, $31.1 million (paid in 2015), $24.1 million (paid in 2014) and $21.8 million (paid in 2013) was paid to the Principals under the tax receivable agreement (including interest), respectively. For the tax year ended December 31, 2015, the payment which is expected to become due pursuant to the tax receivable agreement is approximately $36.6 million subject to the finalization of Fortress’s 2015 tax return. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced. For the year ending December 31, 2015, an expense of $6.1 million was

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

recognized as a result of an increase in the tax receivable agreement liability mainly attributable to the change to the estimated effective tax rate applicable to future benefits as a result of enacted legislative changes to New York City corporate taxation.

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
December 31, 2015	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
Management fees and incentive income (A)	$41,706	$49,578	$55,864	$20,540	$5,880	452	$—	$174,020
Expense reimbursements (A)	35,982	11,052	13,250	16,006	1,867	129	—	78,286
Dividends and distributions	—	270	—	—	—	—	—	270
Other	—	2,383	—	—	—	—	18,852	21,235
Total	$77,688	$63,283	$69,114	$36,546	$7,747	$581	$18,852	$273,811

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
December 31, 2014	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
Management fees and incentive income (A)	$35,970	$65,043	$96,996	$18,393	$15,634	$1,089	$—	$233,125
Expense reimbursements (A)	37,447	7,237	10,533	12,880	14,014	164	—	82,275
Dividends and distributions	—	295	—	—	—	—	—	295
Other	—	1,346	—	—	—	—	9,534	10,880
Total	$73,417	$73,921	$107,529	$31,273	$29,648	$1,253	$9,534	$326,575

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.8 million at December 31, 2015, respectively, and of $12.2 million and $6.6 million as of December 31, 2014, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

As of December 31, 2015, amounts due from Fortress Funds recorded in Due from Affiliates included $38.6 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 5% of such fund's NAV and Fortress believes these fees and reimbursement expenses will ultimately be collected.

As of December 31, 2015, Fortress also had past due amounts recorded in Due from Affiliates of $12.2 million in management fees and $6.8 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	December 31, 2015	December 31, 2014
Principals - tax receivable agreement - Note 6	$264,625	$289,324
Principals - Principal Performance Payments - Note 8	42,234	30,659
Distributions payable on Fortress Operating Group units - Note 9	7,739	—
Other	4,360	11,411
General partner liability - Note 10	46,260	44,030
Total	$365,218	$375,424

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the years ended December 31, 2015, 2014 and 2013, Other Revenues included $5.5 million, $2.5 million and $1.7 million, respectively, of revenues from affiliates, primarily interest and dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Fortress pays these costs directly and is reimbursed by the related Fortress Funds.

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

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2015, 2014 and 2013, Fortress waived $1.6 million, $1.5 million and $1.8 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds.  In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of less than $0.1 million during 2015 and 2014, and $0.1 million for 2013.

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

Outstanding advances (including principal and accrued interest) can be summarized as follows:

	December 31,
	2015	2014
Amount outstanding	$12.6 million	$4.7 million
Range of interest rates	LIBOR +4% to LIBOR +5%	LIBOR +4% to LIBOR + 4.25%

During 2015, Fortress advanced $7.0 million to four of its senior employees who are not officers. These advances bear interest ranging from LIBOR +4.0% to LIBOR +5.0%. All principal and interest is due and payable no later than February 2019. In addition, three senior employee repaid advances aggregating $0.2 million. Subsequent to December 31, 2015, Fortress advanced $2.0 million to a senior employee (who is not an officer).

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Pursuant to these agreements, these individuals work solely on the Principals’ personal financial matters, and the Principals reimburse Fortress for the expense attributable to them.  The total amount of such expenses was $5.4 million, $3.5 million and $3.1 million in 2015, 2014 and 2013, respectively.

Certain Fortress subsidiaries may, from time to time, be required to pay taxes to various tax jurisdictions on behalf of its members, which include the Principals and other senior employees.  These taxes are subject to reimbursement from the members and are collected periodically.  The amounts subject to reimbursement aggregate $3.2 million, $1.1 million and less than $0.1 million in 2015, 2014 and 2013, respectively.

Two of the Principals leased or indirectly owned aircraft that Fortress chartered from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the funds, depending on the purposes of the trip, paid market rates for the charters. With respect to one of the Principals, these amounts totaled $2.6 million, $2.2 million and $1.8 million in 2015, 2014 and 2013, respectively.  With respect to the other Principal, these amounts totaled $0.6 million, $0.6 million and $0.4 million in 2015, 2014 and 2013, respectively. The operators remitted a portion of these amounts to the Principals.

In addition to the other transactions discussed above, the Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets and personnel for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.0 million, $0.4 million and $0.0 million in 2015, 2014 and 2013, respectively.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology related assets for $1.7 million with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in February 2017. Fortress may also receive an additional $0.6 million in February 2017, subject to certain conditions.

Redeemable Non-Controlling Interests

The following table represents the activity in Redeemable Non-controlling Interests:

	Year Ended
	December 31, 2015	December 31, 2014
Beginning balance	$1,717	$—
Capital contributions (distributions)	(1,711)	56,771
Consolidation of Redeemable Non-Controlling interest	—	2,179
Redeemable Non-controlling Interests in income (loss) of consolidated subsidiaries	(6)	(709)
Deconsolidation of Redeemable Non-Controlling interests in income (loss)	—	(56,524)
	$—	$1,717

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2015	2014
Fortress Operating Group units held by the Principals and a former senior employee	$307,539	$556,720
Employee interests in majority owned and controlled fund advisor and general partner entities	61,833	80,333
Other	1,747	2,303
Total	$371,119	$639,356

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2015	2014
Fortress Operating Group equity	$764,429	$1,152,297
Less: Others' interests in equity of consolidated subsidiaries	(63,580)	(82,636)
Total Fortress shareholders' equity in Fortress Operating Group	$700,849	$1,069,661
Fortress Operating Group units outstanding (A)	169,514,478	226,331,513
Class A shares outstanding	216,790,409	208,535,157
Total	386,304,887	434,866,670
Fortress Operating Group units as a percent of total (B)	43.9%	52.0%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$307,539	$556,720

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)
As a result, the Registrant owned 56.1% and 48.0% of Fortress Operating Group as of December 31, 2015 and 2014, respectively. In November 2015, Fortress purchased from a principal 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2015	2014	2013
Fortress Operating Group units held by the Principals and a former senior employee	$102,507	$135,029	$276,683
Employee interests in majority owned and controlled fund advisor and general partner entities	843	4,657	6,456
Other	(221)	270	5
Total	$103,129	$139,956	$283,144

The Fortress Operating Group portion of these interests is computed as follows:

	Year Ended December 31,
	2015	2014	2013
Fortress Operating Group net income (loss)	$219,209	$263,030	$545,623
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(622)	(4,927)	(6,461)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	6	709	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$218,593	$258,812	$539,162
Fortress Operating Group as a percent of total (A)	46.9%	52.2%	51.3%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$102,507	$135,029	$276,683

(A)
Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee. In November 2015, Fortress purchased 56.8 million Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The following discloses the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2015	2014	2013
Net Income attributable to Class A shareholders	$78,492	$100,966	$200,447
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and a former senior employee	—	—	10,143
Increase in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units from one Principal	63,850	—	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	9,595	5,835	14,005
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	53,510	—
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	(101,156)	—
Change from net income attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$151,937	$59,155	$224,595

8. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments (described below), is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Equity-based compensation, per below	$38,407	$38,157	$39,266
Profit-sharing expense, per below	203,759	269,162	263,436
Discretionary bonuses	239,153	239,561	220,114
Other payroll, taxes and benefits	262,543	248,481	218,945
	$743,862	$795,361	$741,761

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 181,593,848 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2015. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met.

		Service	Entitled to		December 31, 2015
	Type of	Conditions	Dividends		Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	10,535,667
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	10,391,502
Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	729,348
Non- Employees (employees of affiliates and former employees)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	322,278

(A)
Employee awards not entitled to dividends generally vest over 3 years, 50% each in years two and three. Employee awards that are entitled to dividends generally vest over 6 years with 33 1/3% vesting on the fourth, fifth and sixth anniversaries. Vesting of awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

(B)
Vested Class A shares are delivered to employee grant recipients within six months after vesting or, in certain circumstances, on an agreed schedule. Director restricted shares are delivered effective on the grant date.  Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic forfeiture and turnover rates within Fortress, adjusted for the expected effects of the grants on turnover, the actual price of Fortress’s shares, the economic environment and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date, incorporating updated information on actual forfeiture rates incurred and the remaining vesting period of certain grants. These reviews resulted in changes in estimated forfeiture factors in 2015 which did not materially impact equity based compensation expense. The reviews in 2014 and 2013 resulted in increases in equity-based compensation expense of $2.2 million and $1.2 million, respectively.

The estimated forfeiture factors which Fortress used for the years ended December 31, 2015, 2014 and 2013 were (i) a range of 0% to 38% for non-dividend paying RSUs and (ii) a range of 0% to 26% for dividend paying RSUs.

The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. Treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The discount related to RSUs, which do not entitle the recipients to dividend equivalents prior to the vesting of Class A shares, was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate (based on grant date and term), the weighted average of which is as follows:

	2015	2014	2013
Initial dividend rate	4.30%	4.00%	5.00%
Dividend growth rate	6.25%	5.00%	3.64%
Risk-free discount rate	0.55%	0.28%	0.18%

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

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs (F)
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2012	21,754,544	$9.44	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75
2013
Issued	8,950,696	$5.10	—	—	127,533	$6.21	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(10,762,805)	$12.52	(1,231,906)	$5.53	—	—	(10,333,334)	$13.75
Forfeited	(713,969)	$3.72	—	—	—	—	—	—
Outstanding at December 31, 2013	19,228,466	$4.14	14,500	$3.12	955,744	$5.41	—	—

2014
Issued	8,415,043	$7.19	237,498	$7.18	89,390	$7.38	—	—
Transfers	(152,313)	$5.09	152,313	$5.64	—	—	—	—
Converted to Class A shares	(5,591,854)	$3.81	(7,437)	$3.28	—	—	—	—
Forfeited	(1,745,596)	$3.87	—	—	—	—	—	—
Outstanding at December 31, 2014	20,153,746	$5.52	396,874	$6.51	1,045,134	$5.58	—	—

2015
Issued	11,925,660	$6.89	111,540	$7.61	111,969	$7.55	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(7,966,543)	$4.59	(186,136)	$6.78	(427,755)	$6.32	—	—
Forfeited	(3,185,694)	$5.51	—	—	—	—	—	—
Outstanding at December 31, 2015 (B)	20,927,169	$6.66	322,278	$6.74	729,348	$5.42	—	—

	Year Ended December 31,
	2015	2014	2013
Expense incurred (B)
Employee RSUs	$30,571	$22,925	$22,869
Non-Employee RSUs	1,369	1,428	1
Principal Performance Payments (C)	6,406	13,307	16,396
Granted Class A Shares (D)	—	497	—
Restricted Shares (E)	61	—	—
Total equity-based compensation expense	$38,407	$38,157	$39,266

(A)	Represents the weighted average grant date estimated fair value per share or unit.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of December 31, 2015 of $79.4 million, with a weighted average recognition period of 4.1 years.

(C)	A total of approximately 0.5 million, 0.5 million and 3.2 million RSUs were awarded as Principal Performance Payments based on 2015, 2014 and 2013 results, respectively.

(D)	Represents expense associated with vested Class A shares granted during the year ended December 31, 2014.

(E)
Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of 2 years. Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively) and therefore are not included above.

(F)
Represents FOG restricted partnership units ("RPUs") granted to a former senior employee. The RPUs vest into full capital interests in newly issued Fortress Operating Group units. One third of the RPUs vested in each of January 2011, January 2012 and January 2013. The RPUs final vesting occurred in January 2013.

Subsequent to December 31, 2015, Fortress granted 2.1 million RSUs to its employees. These RSUs generally vest over a period of three years.

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

The expense for Principal Performance Payments was comprised of the following:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Equity-Based Compensation	Profit Sharing Expense	Total	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$385	$19,395	$19,780	$—	$5,588	$5,588
Credit business	6,076	21,965	28,041	9,577	22,202	31,779
Liquid hedge fund business	(55)	—	(55)	3,730	1,591	5,321
Total	$6,406	$41,360	$47,766	$13,307	$29,381	$42,688

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through December 31, 2015, no compensation expense was recognized under this plan as the satisfaction of the performance condition and amount of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Private equity funds	$245	$303	$2,135
Permanent capital vehicles (A)	5,455	13,221	10,690
Credit hedge funds	35,802	59,819	95,229
Credit PE funds	119,668	137,091	68,883
Liquid hedge funds	1,229	29,347	51,886
Principal Performance Payments (B)	41,360	29,381	34,613
Total	$203,759	$269,162	$263,436

(A)
Includes rights in options held in the publicly traded permanent capital vehicles (tandem options) that are granted to certain Fortress employees. The fair value and changes thereto are recorded as profit sharing compensation expense.

(B)	Relates to all applicable segments.

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $5.0 million to the 401(K) Plan in 2016 related to employee contributions made in 2015. Similarly, Fortress contributed $4.8 million and $4.2 million related to employee contributions in 2014 and 2013, respectively.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2015
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	212,464,539	212,464,539
Fully vested restricted Class A share units with dividend equivalent rights	3,272,595	3,272,595
Restricted Class A shares	766,420	766,420
Fortress Operating Group units exchangeable into Class A shares (1)	—	220,416,315
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,766,905
Total weighted average shares outstanding	216,503,554	442,686,774
Basic and diluted net income per Class A share
Net income attributable to Class A shareholders	$78,492	$78,492
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(3,415)	(3,415)
Add back Principals’ and others’ interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	49,545
Net income available to Class A shareholders	$75,077	$124,622
Weighted average shares outstanding	216,503,554	442,686,774
Basic and diluted net income per Class A share	$0.35	$0.28

	Year Ended December 31, 2014
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	207,907,352	207,907,352
Fully vested restricted Class A share units with dividend equivalent rights	1,379,649	1,379,649
Restricted Class A shares	1,016,240	1,016,240
Fortress Operating Group units exchangeable into Class A shares (1)	—	231,162,793
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	4,670,736
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	9,017,366
Total weighted average shares outstanding	210,303,241	455,154,136
Basic and diluted net income per Class A share
Net income attributable to Class A shareholders	$100,966	$100,966
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(1,296)	(1,296)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	97,751
Net income available to Class A shareholders	$99,670	$197,421
Weighted average shares outstanding	210,303,241	455,154,136
Basic and diluted net income per Class A share	$0.47	$0.43

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2013
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	233,117,423	233,117,423
Fully vested restricted Class A share units with dividend equivalent rights	2,207,612	2,207,612
Restricted Class A shares	921,261	921,261
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	251,969,075
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	2,318,202
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	10,097,850
Total weighted average shares outstanding	236,246,296	500,631,423
Basic and diluted net income per Class A share
Net income attributable to Class A shareholders	$200,447	$200,447
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(3,365)	(3,365)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	196,272
Net income available to Class A shareholders	$197,082	$393,354
Weighted average shares outstanding	236,246,296	500,631,423
Basic and diluted net income per Class A share	$0.83	$0.79

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

Period	Share Units
Year Ended December 31, 2015	12,139,050

Year Ended December 31, 2014	13,310,978

Year Ended December 31, 2013	15,321,401

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

A former senior employee exchanged an aggregate of 10,333,334 Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Subsequent to December 31, 2015, in connection with the delivery of vested RSUs, Fortress paid $6.5 million of statutory withholding tax on behalf of employees and, therefore, issued only 2.1 million Class A shares in satisfaction of 3.8 million RSUs originally granted. Additionally, Fortress issued 1.6 million and 0.6 million Class A shares to a principal and former principal, respectively, in connection with vested dividend paying RSUs.

In 2014, Fortress paid $3.6 million of statutory withholding tax on behalf of employees and, therefore, issued only 0.5 million Class A shares in satisfaction of 1.1 million RSUs originally granted. These payments are treated as a financing activity on the statements of cash flows since it had the same accounting effect as if Class A shares were repurchased.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
Class A shares	212,464,539	207,907,352	233,117,423	216,061,061	207,490,023
Restricted Class A shares (directors)	766,420	1,016,240	921,261	729,348	1,045,134
Restricted Class A share units (employees) (A)	3,272,595	1,379,649	2,207,612	1,360,960	194,287
Restricted Class A share units (employees) (B)	10,023,561	7,017,047	4,883,186	9,174,707	7,002,003
Fortress Operating Group units (Principals and a former senior employee)	220,416,315	231,162,793	249,534,372	169,514,478	226,331,513
Fortress Operating Group RPUs (a former senior employee)	—	—	2,434,703	—	—
Total	446,943,430	448,483,081	493,098,557	396,840,554	442,062,960

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

In November 2015, Fortress purchased from a principal 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding.

In March 2014, Fortress issued and sold 23,202,859 Class A shares for $186.6 million. Fortress used all of the proceeds from the sale of the Class A shares to purchase from the Principals an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. All of the purchased Class A shares (and underlying Fortress Operating Group units) were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed for each year, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services and/or pay Nomura certain annual sums in lieu thereof equal to the difference, if any, between (i) $12.0 million less (ii) all fees earned or received by Nomura for the services provided to Fortress and its affiliates during each year.

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded an estimated liability, as of the date of the agreement (included in Other liabilities on the consolidated balance sheets) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares. During 2015, Fortress paid $9.7 million to Nomura related to the estimated liability pursuant to the terms of the purchase agreement.

During 2013, two of the Principals contributed a combined total of 1,859,283 Class A shares to charitable organizations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Dividends and distributions during the years ended December 31, 2015 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2015:
Dividends on Class A shares	$—	$131,019	$—	$131,019
Dividend equivalents on restricted Class A share units (A)	—	9,754	133	9,887
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	—	174,275	7,739	182,014
Total distributions	$—	$315,048	$7,872	$322,920

2014:
Dividends on Class A shares	$—	$101,864	$—	$101,864
Dividend equivalents on restricted Class A share units (A)	—	3,996	—	3,996
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	5,160	136,748	—	136,748
Total distributions	$5,160	$242,608	$—	$242,608

2013:
Dividends on Class A shares	$—	$56,274	$—	$56,274
Dividend equivalents on restricted Class A share units (A)	—	1,652	—	1,652
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	30,725	72,295	5,160	77,455
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,272	401	—	401
Total distributions	$31,997	$130,622	$5,160	$135,782

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

The base quarterly dividends related to each of the quarters of 2015, all quarters of 2014 and the fourth quarter of 2013, were $0.08 per share. In addition to the base quarterly dividend at $0.08 per Class A share, a special cash dividend of $0.18 per Class A share was declared for the second quarter of 2014 and a special dividend of $0.30 per share was declared for the fourth quarter of 2014. The dividends related to the fourth quarter of 2015, declared on February 24, 2016, will be paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The dividends related to each of the first three quarters of 2013 were $0.06 per share.

In February 2016, Fortress announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $100.0 million in cash of Class A shares, at a price per share within the range of $4.25 to $4.75, less applicable withholding taxes and without interest. Shareholders whose shares are validly tendered and accepted for payment pursuant to the tender offer will not be eligible to receive future dividends.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at December 31, 2015 and 2014 was $46.3 million and $44.0 million, respectively.

Litigation - Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2015, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

Private Equity Fund and Credit PE Fund Capital Commitments - Fortress has remaining capital commitments, which aggregated $153.7 million as of December 31, 2015, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment - Incentive income received from certain Fortress Funds, primarily the private equity funds and credit PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11.

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

Debt Covenants - Fortress’s debt agreements contain various customary loan covenants (Note 5). Fortress was in compliance with all of its existing credit agreement covenants as of December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Minimum Future Rentals - Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Various dates through October 2032	Various dates through March 2026
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	5 - 12 months	1 - 16.5 months
Leasehold improvement incentives	$12,499	$2,903
Renewal periods	Up to 5 years - some have none	Up to 5 years - some have none

Minimum future rental payments (excluding expense escalations) under these leases as of December 31, 2015 are as follows:

Year Ending December 31,
2016	$26,549
2017	17,121
2018	24,200
2019	22,749
2020	21,614
Thereafter	265,755
Total	$377,988

Rent expense, including operating expense escalations, during the years ended December 31, 2015, 2014 and 2013 was $29.6 million, $23.7 million and $23.6 million respectively, and was included in General, Administrative and Other Expense.

In February 2015, Fortress entered into new lease agreements which relate to its primary office space in New York and extends through October 2032.

Fortress sublet a portion of its office space at a loss and recorded lease related charges of $0.5 million and $0.8 million to General, Administrative, and Other expense for the years ended December 31, 2015 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

11. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle.

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

DE is defined by Fortress’s chief operating decision maker ("CODM"), which is its management committee. The CODM receives performance reports on Fortress’s segments on a DE basis pursuant to their requirements for managing Fortress’s business.

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i)                  a.         for Fortress Funds which are private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s CODM as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), less (b) incentive income recorded in accordance with GAAP,

b.        for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were earned on a quarterly basis, less (b) incentive income recorded in accordance with GAAP,

c.
adding the receipt of cash or proceeds from the sale of shares received (a) as incentive income from the publicly traded permanent capital vehicles and (b) pursuant to the exercise of options in the publicly traded permanent capital vehicles, if any, in excess of their strike price,

d.	adding incentive income received from third parties which is subject to contingent repayment less incentive income from third parties that is no longer subject to contingent repayment,

Other Income

(ii)	with respect to income from certain investments in the Fortress Funds and certain other interests or assets that cannot be readily transferred or redeemed:

a.        for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, less (b) impairment with respect to these funds, if necessary, less (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.        subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

c.         subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any,

(iv)	for 2015, subtracting the gain on transfer of Graticule,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing portion of incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	for 2015, adding back the expense related to the transfer of interest in Graticule,

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

Management believes only the incentive income related to realized fund income should be considered available for distribution, subject to a possible reserve, determined on a fund by fund basis, as necessary, for potential future clawbacks deemed to have more than a remote likelihood of occurring by Fortress’s CODM as described below. As such, distributable earnings generally includes incentive income to the extent it relates to paid or declared distributions from Fortress Funds’ investments that have been monetized through sale or financing.  This type of incentive income is not recorded as revenue for GAAP purposes, under the revenue recognition method Fortress has selected, until the possibility of a clawback is resolved. This GAAP method is not completely reflective of value created during the period which is available for distribution as it disregards the likelihood that any contingent repayment will in fact occur.

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenue amounts which are subject to contingent repayment, it ignores potentially significant unrealized gains and losses and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Fund management DE is further limited due to its exclusion of the performance of Fortress's investments and related financing, which are material.

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
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, permanent capital vehicles and credit PE funds.

Pursuant to the definition of Distributable Earnings (“DE”) above, impairment is taken into account in the calculation in two ways: first, in section (i)(a) regarding private equity and credit PE incentive income, and, second, in section (ii)(a) regarding equity method investments in private equity funds and credit PE funds. Pursuant to section (ii)(a), distributable earnings does not include unrealized losses from investments in private equity funds and credit PE funds, unless an impairment is required to be recognized.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of December 31, 2015:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund III	$45,108	32 Quarters	$45,108	$—	$—	$45,108	(C)
Total	$45,108		$45,108	$—	$—	$45,108

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the Fortress CODM has determined no clawback reserve is necessary: Credit Opportunities Fund, Credit Opportunities Fund II, certain FCO Managed Accounts, Real Estate Opportunities Fund, Real Estate Opportunities REOC Fund, Global Opportunities Fund and Japan Opportunity Fund.

(B)	See Note 3.

(C)
The potential clawback on this fund has been fully reserved in prior periods. Subsequent to December 31, 2015, Fortress paid all prior net incentive income distributions received from the fund. Following such payment, no remaining clawback exists for Fund III (Note 3).

Impairment Determination and Embedded Gain/Loss

During the years ended December 31, 2015, 2014 and 2013 Fortress recorded $6.3 million, $2.7 million and $1.1 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes. During the year ended December 31, 2015, Fortress also recognized an impairment charge of $2.8 million related to its holdings of digital currency (Bitcoin). As of December 31, 2015, Fortress had $4.3 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2015, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $484.7 million, representing net unrealized gains.

Embedded Incentive Income

As of December 31, 2015, Fortress had $965.3 million of gross undistributed incentive income, or $898.4 million net of intrinsic clawback (Note 3). In addition, if Fortress had (i) exercised all of its in-the-money publicly traded capital vehicle options (Note 4) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $20.5 million of gross additional distributable earnings, or $18.1 million net of employee interests, based on their respective December 31, 2015 closing price.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

	Private Equity		Credit
	Funds	Permanent Capital Vehicles	Hedge Funds	PE Funds	Liquid Hedge Funds	Logan Circle	Unallocated		Total
December 31, 2015 and the Year then Ended
Segment revenues
Management fees	$115,627	$96,263	$134,054	$117,740	$64,208	$53,995	$—		$581,887
Incentive income	691	105,603	84,588	244,308	912	211	—		436,313
Segment revenues - total	$116,318	$201,866	$218,642	$362,048	$65,120	$54,206	$—		$1,018,200

Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$71,850	$122,103	$98,252	$125,635	$(19,406)	$(1,163)	$—		$397,271

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$71,850	$122,103	$98,252	$125,635	$(10,814)	$(1,163)	$—		$405,863

Fund management distributable earnings (loss)	$71,850	$102,708	$82,873	$118,625	$(10,814)	$(1,163)	$—		$364,079

Pre-tax distributable earnings (loss)	$72,146	$104,529	$84,934	$139,327	$(3,410)	$(2,120)	$(4,581)		$390,825

Total segment assets	$709,677	$121,986	$118,993	$277,038	$169,119	$51,928	$852,136	(A)	$2,300,877

December 31, 2014 and the Year then Ended
Segment revenues
Management fees	$136,110	$69,360	$113,825	$96,715	$137,908	$46,996	$—		$600,914
Incentive income	2,854	65,448	121,768	254,461	16,067	106	—		460,704
Segment revenues - total	$138,964	$134,808	$235,593	$351,176	$153,975	$47,102	$—		$1,061,618

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$88,081	$44,577	$106,346	$111,442	$25,443	$(6,582)	$—		$369,307

Fund management distributable earnings (loss)	$88,081	$38,990	$87,244	$108,765	$23,851	$(6,582)	$—		$340,349

Pre-tax distributable earnings (loss)	$183,078	$40,976	$85,988	$121,669	$22,371	$(5,267)	$(2,757)		$446,058

Total segment assets	$763,115	$173,627	$143,428	$277,907	$235,409	$63,413	$869,859	(A)	$2,526,758

December 31, 2013 and the Year then Ended
Segment revenues
Management fees	$134,176	$61,200	$101,890	$95,925	$110,622	$35,833	$—		$539,646
Incentive income	13,211	18,101	190,846	120,137	150,700	—	—		492,995
Segment revenues - total	$147,387	$79,301	$292,736	$216,062	$261,322	$35,833	$—		$1,032,641

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$95,547	$32,235	$139,339	$57,299	$125,482	$(11,819)	$—		$438,083

Fund management distributable earnings (loss)	$95,547	$29,834	$120,863	$56,112	$112,934	$(11,819)	$—		$403,471

Pre-tax distributable earnings (loss)	$109,089	$31,319	$127,450	$63,766	$116,488	$(8,542)	$(5,184)		$434,386

(A)
As of December 31, 2015, unallocated assets included cash of $334.4 million and net deferred tax assets of $427.1 million. As of December 31, 2014, unallocated assets included cash of $382.2 million and net deferred tax assets of $417.6 million.

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Year Ended December 31,
	2015	2014	2013
Fund management distributable earnings	$364,079	$340,349	$403,471
Investment income	31,026	108,914	36,082
Interest expense	(4,280)	(3,205)	(5,167)
Pre-tax distributable earnings	390,825	446,058	434,386

Adjust incentive income
Incentive income received from private equity funds, the private permanent capital vehicle through IPO in May 2015 vehicle and credit PE funds, subject to contingent repayment	(245,447)	(255,533)	(126,479)
Incentive income received from third parties, subject to contingent repayment	(4,299)	(652)	(264)
Incentive income from private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, not subject to contingent repayment	219,032	171,387	107,276
Incentive income from third parties, not subject to contingent repayment	3,524	—	—
Incentive income received related to the exercise of options	(57,999)	(8,735)	(1,921)
Reserve for clawback, gross (see discussion above)	—	(1,999)	(7,397)
	(85,189)	(95,532)	(28,785)
Adjust other income
Distributions of earnings from equity method investees*	(34,852)	(71,810)	(15,316)
Earnings (losses) from equity method investees*	(46,255)	68,452	124,401
Gains (losses) on options in equity method investees	(5,888)	(29,913)	25,295
Gains (losses) on other investments	(6,900)	(14,069)	14,774
Impairment of investments (see discussion above)	6,301	2,701	1,117
Adjust income from the receipt of options	25,158	6,310	42,516
Gain on transfer of Graticule (see Note 1)	134,400	—	—
	71,964	(38,329)	192,787
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(34,260)	(30,610)	(45,947)
Adjust employee portion of incentive income from private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, accrued prior to the realization of incentive income	1,711	(5,550)	(790)
	(32,549)	(36,160)	(46,737)

Adjust for the transfer of interest in Graticule (see Note 1)	(101,000)	—	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(1,261)	(81)	(46)
Adjust non-controlling interests related to Fortress Operating Group units	(102,507)	(135,029)	(276,683)
Adjust tax receivable agreement liability	(6,141)	(33,116)	(8,787)
Adjust income taxes	(55,650)	(6,845)	(65,688)
Total adjustments	(312,333)	(345,092)	(233,939)
Net Income Attributable to Class A Shareholders	78,492	100,966	200,447
Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	103,129	139,956	283,144
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	(6)	(709)	—
Net Income (GAAP)	$181,615	$240,213	$483,591

*
This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31,
	2015	2014
Total segment assets	$2,300,877	$2,526,758
Adjust equity investments from segment carrying amount	(11,323)	(37,169)
Adjust investments gross of employees' and others' portion	9,825	35,632
Adjust intangible assets to cost	(24,098)	(22,837)
Total assets (GAAP)	$2,275,281	$2,502,384

	December 31,
	2015	2014	2013
Total segment revenues	$1,018,200	$1,061,618	$1,032,641
Adjust management fees	(456)	1,324	917
Adjust incentive income*	(90,448)	(96,392)	(28,785)
Adjust income from the receipt of options	25,158	6,310	42,516
Adjust other revenues (including expense reimbursements)**	261,402	232,720	217,694
Total revenues (GAAP)	$1,213,856	$1,205,580	$1,264,983

*
Incentive income received from third parties, not subject to contingent repayment of $5.2 million, $0.9 million and $0.0 million during the years ended December 31, 2015, 2014 and 2013 are included in segment measures as part of incentive income, while included in GAAP as part of other revenues.

**
Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment prior to the allocation of corporate and intra-segment depreciation and amortization expense to the business segments was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Credit
Year Ended December 31,	Funds	Permanent Capital Vehicles	Hedge Funds	PE Funds	Liquid Hedge Funds (A)	Logan Circle	Corporate	Total
2015
Depreciation	$1,619	$1,570	$5,383	$1,531	$24,705	$503	$2,671	$37,982
Amortization	—	—	930	—	—	331	—	1,261
Total	$1,619	$1,570	$6,313	$1,531	$24,705	$834	$2,671	$39,243

2014
Depreciation	$1,585	$851	$5,462	$1,125	$7,436	$334	$2,955	$19,748
Amortization	—	—	—	—	—	81	—	81
Total	$1,585	$851	$5,462	$1,125	$7,436	$415	$2,955	$19,829

2013
Depreciation	$1,525	$606	$5,557	$422	$2,223	$271	$3,040	$13,644
Amortization	—	—	—	—	—	46	—	46
Total	$1,525	$606	$5,557	$422	$2,223	$317	$3,040	$13,690

(A)	Liquid hedge funds include an $18.2 million write-off for the impairment of software and technology related assets for the year ended December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(dollars in tables in thousands, except share data)

12. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2015 (referred to as "subsequent events") through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

Subsequent events are described in Notes 1, 3, 4, 5, 7, 8 and 9.

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2015
Total revenues (A)	$226,689	$308,488	$264,019	$414,660	$1,213,856
Total expenses	329,039	258,100	223,934	241,805	1,052,878
Total other income (loss)	207,669	(50,608)	(62,473)	(18,163)	76,425
Income (Loss) Before Income Taxes	105,319	(220)	(22,388)	154,692	237,403
Income tax benefit (expense)	(18,399)	5,199	(3,584)	(39,004)	(55,788)
Net Income (Loss)	$86,920	$4,979	$(25,972)	$115,688	$181,615

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$52,223	$1,653	$(11,727)	$60,980	$103,129
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(16)	10	—	—	(6)
Net Income (Loss) Attributable to Class A Shareholders	34,713	3,316	(14,245)	54,708	78,492
	$86,920	$4,979	$(25,972)	$115,688	$181,615
Net income (loss) per Class A share, basic	$0.15	$0.01	$(0.07)	$0.24	$0.35
Net income (loss) per Class A share, diluted (B)	$0.15	$0.00	$(0.07)	$0.20	$0.28
Weighted average number of Class A shares outstanding, basic	215,785,776	216,183,181	216,439,077	217,587,096	216,503,554
Weighted average number of Class A shares outstanding, diluted	221,535,189	449,210,362	216,439,077	425,302,366	442,686,774

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2014
Total revenues (A)	$237,110	$270,344	$243,180	$454,946	$1,205,580
Total expenses	231,334	216,284	234,475	309,653	991,746
Total other income (loss)	9,319	27,312	10,975	(14,280)	33,326
Income (Loss) Before Income Taxes	15,095	81,372	19,680	131,013	247,160
Income tax benefit (expense)	(5,994)	(7,916)	(3,024)	9,987	(6,947)
Net Income	$9,101	$73,456	$16,656	$141,000	$240,213

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	$6,077	$42,100	$12,623	$79,156	$139,956
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	157	(2,042)	1,176	(709)
Net Income Attributable to Class A Shareholders	3,024	31,199	6,075	60,668	100,966
	$9,101	$73,456	$16,656	$141,000	$240,213
Net income per Class A share, basic	$0.01	$0.15	$0.03	$0.28	$0.47
Net income per Class A share, diluted (B)	$0.01	$0.12	$0.02	$0.23	$0.43
Weighted average number of Class A shares outstanding, basic	216,934,917	207,783,751	208,014,692	208,607,680	210,303,241
Weighted average number of Class A shares outstanding, diluted	229,033,778	444,566,847	220,792,711	449,618,855	455,154,136

(A)      Includes incentive income from hedge funds, which is recognized at the end of the fourth quarter as annual performance criteria are achieved, as well as non-clawbackable incentive income, including “tax distributions”, from credit PE funds, as described in Note 3.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By: /s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

By: /s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS” in our definitive proxy statement for the 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2015 (our “2016 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2016 Proxy Statement under the caption “CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2016 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Section 16(a) Beneficial Ownership Reporting Compliance”. The requisite information pertaining to our executive officers will be contained under the caption "EXECUTIVE OFFICERS" in our 2015 Proxy Statement. All of the foregoing information is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2016 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and the Compensation Committee report will be contained in our 2016 Proxy Statement under the caption "COMPENSATION COMMITTEE REPORT" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by beneficial owners of more than five percent, each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2016 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation (the "Plan"), and the number of securities remaining for future issuance as of December 31, 2015. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Class A	Number of Class A	Equity Compensation
Plan Category	Restricted Shares	Restricted Share Units (A)	Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	1,177,392	21,249,447	58,100,769
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)
All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.

(B)
In addition, 70,066,240 Class A Restricted Share Units and 31,000,000 Restricted Partnership Units which were previously issued have vested. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. As a result, 66,593,848 additional Class A shares were reserved for issuance under the Plan as of December 31, 2015. On January 1, 2016, no additional Class A shares were reserved for issuance under the Plan. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2016 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2016 Proxy Statement under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS - Director Independence,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2015 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2016 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2016 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

For Item 15(a) and Item 15(c), see “Financial Statements and Supplementary Data.”

Item 15(b) -    Exhibits filed with this Annual Report on Form 10-K:

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

10.3	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.4	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.5	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.6	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.7
Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.8
First Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.9).

10.9
Second Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.10).

10.10
Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.11
First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

10.12
Second Amendment to the Amended Restated Agreement of Limited Partnership of FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.13).

10.13
Third Amendment to the Amended Restated Agreement of Limited Partnership of the FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.14).

10.14	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.15
First Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.16).

10.16
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.17).

10.17
Third Amendment to the Amended Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.18).

10.18
Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.19
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

10.24
Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.25
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.26
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.27
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.28
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.29	Separation Agreement and Release Agreement dated November 24, 2015, by and between Michael E. Novogratz and FIG LLC.

10.30	Purchase Agreement dated November 24, 2015, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Michael E. Novogratz and the trusts party thereto.

10.31
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

10.32
First Amendment to Credit Agreement, Consent and Waiver, dated as January 29, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.34).

10.33	Consent and Waiver Agreement, dated as of November 23, 2015, among FIG LLC, certain of its subsidiaries and affiliates, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.34
Credit Agreement, dated as of January 15, 2016, among FIG LLC, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A., as syndication agent, Industrial and Commercial Bank of China Ltd, New York Branch, as documentation agent, and the lenders party thereto.

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

February 25, 2016

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Douglas L. Jacobs
Daniel N. Bass		Douglas L. Jacobs
Chief Financial Officer		Director

February 25, 2016		February 25, 2016

By:	/s/ John A. Konawalik	By:	/s/ David Barry
John A. Konawalik		David Barry
Principal Accounting Officer		Director

February 25, 2016		February 25, 2016

By:	/s/ Wesley R. Edens	By:	/s/ George W. Wellde, Jr.
Wesley R. Edens		George W. Wellde, Jr.
Co-Chairman of the Board		Director

February 25, 2016		February 25, 2016

By:	/s/ Peter L. Briger, Jr.
Peter L. Briger, Jr.
Co-Chairman of the Board

February 25, 2016

By:	/s/ Michael G. Rantz
Michael G. Rantz
Director

February 25, 2016

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

10.3	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.4	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.5	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.6	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.7
Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.8
First Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.9).

10.9
Second Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.10).

10.10
Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.11
First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

10.12
Second Amendment to the Amended Restated Agreement of Limited Partnership of FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.13).

10.13
Third Amendment to the Amended Restated Agreement of Limited Partnership of the FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.14).

10.14	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.15
First Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.16).

10.16
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.17).

10.17
Third Amendment to the Amended Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.18).

10.18
Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.19
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

10.24
Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.25
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.26
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.27
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.28
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.29	Separation Agreement and Release Agreement dated November 24, 2015, by and between Michael E. Novogratz and FIG LLC.

10.30	Purchase Agreement dated November 24, 2015, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Michael E. Novogratz and the trusts party thereto.

10.31
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

10.32
First Amendment to Credit Agreement, Consent and Waiver, dated as January 29, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.34).

10.33	Consent and Waiver Agreement, dated as of November 23, 2015, among FIG LLC, certain of its subsidiaries and affiliates, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.34
Credit Agreement, dated as of January 15, 2016, among FIG LLC, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A., as syndication agent, Industrial and Commercial Bank of China Ltd, New York Branch, as documentation agent, and the lenders party thereto.

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