Form 10-Q
period 2016-03-31
Fortress Investment Group LLC
filed 2016-05-05
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Class A Shares: 216,384,655 outstanding as of April 29, 2016.
Class B Shares: 169,514,478 outstanding as of April 29, 2016.

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

(ii)	the contributed capital or book equity (as defined) of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds;

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM related to affiliated managers and co-managed funds.

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens and Randal Nardone, collectively, as well as Michael Novogratz until his retirement in January 2016. The principals significantly influence the public company through their ownership of the public company’s Class B shares (together with, from time to time, a former senior employee who owned securities convertible into Class B shares). The Class B shares and the Class A shares are each entitled to one vote per share. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$225,553	$339,842
Due from affiliates	216,646	273,811
Investments	977,996	1,055,789
Investments in options	27,932	30,427
Deferred tax asset, net	418,773	427,102
Other assets	141,389	148,310
Total Assets	$2,008,289	$2,275,281

Liabilities and Equity
Accrued compensation and benefits	$116,015	$318,750
Due to affiliates	370,061	365,218
Deferred incentive income	290,744	332,329
Debt obligations payable	260,677	230,677
Other liabilities	116,885	86,503
Total Liabilities	1,154,382	1,333,477

Commitments and Contingencies

Redeemable Non-controlling Interests	—	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 216,384,655
and 216,790,409 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,514,478
shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	1,971,125	1,988,707
Retained earnings (accumulated deficit)	(1,436,796)	(1,415,113)
Accumulated other comprehensive income (loss)	(2,995)	(2,909)
Total Fortress shareholders’ equity	531,334	570,685
Principals’ and others’ interests in equity of consolidated subsidiaries	322,573	371,119
Total Equity	853,907	941,804
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,008,289	$2,275,281

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Management fees: affiliates	$127,390	$127,707
Management fees: non-affiliates	13,419	15,291
Incentive income: affiliates	31,778	24,223
Incentive income: non-affiliates	451	—
Expense reimbursements: affiliates	55,291	54,565
Expense reimbursements: non-affiliates	1,157	3,248
Other revenues (affiliate portion disclosed in Note 6)	2,131	1,655
Total Revenues	231,617	226,689

Expenses
Compensation and benefits	164,205	178,888
General, administrative and other	33,126	42,981
Depreciation and amortization	6,266	5,331
Interest expense	3,037	839
Transfer of interest in Graticule (see Note 1)	—	101,000
Total Expenses	206,634	329,039

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(16,673)	31,561
Tax receivable agreement liability adjustment	(2,699)	—
Earnings (losses) from equity method investees	(20,780)	41,708
Gain on transfer of Graticule (see Note 1)	—	134,400
Total Other Income (Loss)	(40,152)	207,669

Income (Loss) Before Income Taxes	(15,169)	105,319
Income tax benefit (expense)	(783)	(18,399)
Net Income (Loss)	$(15,952)	$86,920
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(7,426)	$52,223
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(16)
Net Income (Loss) Attributable to Class A Shareholders	(8,526)	34,713
	$(15,952)	$86,920
Dividends declared per Class A share	$0.08	$0.38

Earnings Per Class A share
Net income (loss) per Class A share, basic	$(0.04)	$0.15
Net income (loss) per Class A share, diluted	$(0.04)	$0.15
Weighted average number of Class A shares outstanding, basic	220,847,407	215,785,776
Weighted average number of Class A shares outstanding, diluted	220,847,407	221,535,189

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Comprehensive income (loss) (net of tax)
Net income (loss)	$(15,952)	$86,920
Foreign currency translation loss	(103)	(898)
Comprehensive income (loss) from equity method investees	(130)	—
Total comprehensive income (loss)	$(16,185)	$86,022
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$(7,570)	$51,619
Comprehensive income (loss) attributable to redeemable non-controlling interests	—	(16)
Comprehensive income (loss) attributable to Class A shareholders	(8,615)	34,419
	$(16,185)	$86,022

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$(2,909)	$570,685	$371,119	$941,804
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	17,464	17,464
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(49,020)	(49,020)
Dividends declared	—	—	(17,311)	—	—	(17,311)	—	(17,311)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(231)	—	—	(231)	(294)	(525)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	(1,022)	—	—	(1,022)	(32)	(1,054)
Director restricted share grant	41,447	—	118	—	—	118	93	211
Capital increase related to equity-based compensation (net of tax)	4,351,662	—	1,108	—	—	1,108	879	1,987
Repurchase of Class A shares (Note 8)	(4,798,863)	—	—	(13,157)	—	(13,157)	(10,307)	(23,464)
Dilution impact of equity transactions (Note 6)	—	—	(244)	—	3	(241)	241	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(8,526)	—	(8,526)	(7,426)	(15,952)
Foreign currency translation loss	—	—	—	—	(33)	(33)	(70)	(103)
Comprehensive income (loss) from equity method investees	—	—	—	—	(56)	(56)	(74)	(130)
Total comprehensive income (loss)						(8,615)	(7,570)	(16,185)
Equity - March 31, 2016	216,384,655	169,514,478	$1,971,125	$(1,436,796)	$(2,995)	$531,334	$322,573	$853,907

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(15,952)	$86,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,266	5,331
Other amortization (included in interest expense)	273	195
(Earnings) losses from equity method investees	20,780	(41,708)
Distributions of earnings from equity method and other investees	3,993	10,813
(Gains) losses	16,673	(31,561)
Deferred incentive income	(29,310)	(20,964)
Deferred tax (benefit) expense	11,656	18,514
Options received from affiliates	—	(4,144)
Tax receivable agreement liability adjustment	2,699	—
Equity-based compensation	8,023	14,345
Options in affiliates granted to employees	653	6,083
Other	530	209
Transfer of interest in Graticule (see Note 1)	—	101,000
Gain on transfer of Graticule (see Note 1)	—	(134,400)
Cash flows due to changes in
Due from affiliates	44,155	56,627
Other assets	(26,473)	(8,420)
Accrued compensation and benefits	(185,983)	(235,252)
Due to affiliates	9,557	(32,104)
Deferred incentive income	(53,182)	23,907
Other liabilities	44,318	39,041
Purchase of investments by consolidated funds	(24,369)	(39,983)
Proceeds from sale of investments by consolidated funds	28,503	32,000
Receivables from brokers and counterparties	(889)	—
Due to brokers and counterparties	2,139	—
Net cash provided by (used in) operating activities	(135,940)	(153,551)
Cash Flows From Investing Activities
Contributions to equity method investees	(6,527)	(7,720)
Distributions of capital from equity method investees	106,762	107,370
Purchase of securities	—	(883)
Proceeds from sale of securities	—	18,053
Purchase of fixed assets	(4,884)	(4,434)
Net cash provided by (used in) investing activities	95,351	112,386

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Financing Activities
Repayments of debt obligations	(145,000)	—
Borrowings under debt obligations	175,000	—
Payment of deferred financing costs	(3,289)	—
Repurchase of Class A shares (Note 8)	(34,047)	(9,676)
Payments to settle RSU statutory withholding tax (Note 8)	(6,486)	—
Dividends and dividend equivalents paid	(18,024)	(86,367)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	71	26
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(41,925)	(107,082)
Redeemable non-controlling interests - distributions	—	(1,592)
Net cash provided by (used in) financing activities	(73,700)	(204,691)
Net Increase (Decrease) in Cash and Cash Equivalents	(114,289)	(245,856)
Cash and Cash Equivalents, Beginning of Period	339,842	391,089
Cash and Cash Equivalents, End of Period	$225,553	$145,233
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,104	$500
Cash paid during the period for income taxes	$8,262	$6,097
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$17,361	$6,370
Investments of incentive receivable amounts into Fortress Funds	$55,248	$107,855
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$1,162	$11,142
Retained equity interest related to Graticule transfer (Note 1)	$—	$33,400

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

3)
Liquid hedge funds include the affiliated manager platform ("Affiliated Managers"); an endowment style fund which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

On January 5, 2015, Fortress Asia Macro Funds and related managed accounts became the first group of funds to join Fortress's Affiliated Managers as they transitioned to an autonomous asset management business named Graticule Asset Management Asia, ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress recorded the results of this transaction at fair value. During the three months ended March 31, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual operating results, discount rates and economic projections. Fortress also receives additional fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of termination.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

The accompanying consolidated financial statements and related footnotes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2015 and footnotes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016.  Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Early adoption is permitted. Fortress is currently evaluating the potential impact of adoption of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. The new standard is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 will require measuring equity investments (excluding those accounted for under the equity method, those that result in consolidation and certain other investments) at fair value and recognize the changes in fair value in net income. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 is effective for Fortress beginning January 1, 2016, and is to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on Fortress's consolidated balance sheets and consolidated statements of operations.

The FASB has recently issued or discussed a number of proposed standards. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2016	2015
Private Equity
Private Equity Funds
Management fees: affil.	$25,758	$29,140

Permanent Capital Vehicles
Management fees: affil.	27,180	19,002
Management fees, options: affil.	—	4,144
Management fees: non-affil.	372	450
Incentive income: affil.	1,119	2,588

Credit Funds
Credit Hedge Funds
Management fees: affil.	36,425	29,654
Management fees: non-affil.	8	10
Incentive income: affil.	924	653

Credit PE Funds
Management fees: affil.	30,817	26,319
Management fees: non-affil.	25	29
Incentive income: affil.	28,859	20,964
Incentive income: non-affil.	451	—

Liquid Hedge Funds
Management fees: affil.	6,636	18,495
Management fees: non-affil.	—	2,494
Incentive income: affil.	876	12

Logan Circle
Management fees: affil.	574	953
Management fees: non-affil.	13,014	12,308
Incentive income: affil.	—	6

Total
Management fees: affil. (including options)	$127,390	$127,707
Management fees: non-affil.	$13,419	$15,291
Incentive income: affil. (A)	$31,778	$24,223
Incentive income: non-affil.	$451	$—

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2016 and 2015. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $7.9 million and $23.2 million of additional incentive income would have been recognized during the three months ended March 31, 2016 and 2015, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2016 and 2015, Fortress recognized $29.3 million and $21.0 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2015	$1,490,276		$(1,157,947)	$332,329	$898,358
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	89,643
Distribution of private equity funds and credit PE funds incentive income	52,164		N/A	52,164	(52,164)
Repayment of prior incentive income distributions (E)	(66,903)		N/A	(66,903)	66,903
Recognition of previously deferred incentive income	N/A		(29,310)	(29,310)	N/A
Changes in foreign exchange rates	2,464		—	2,464	N/A
Deferred incentive income as of March 31, 2016	$1,478,001	(F)	$(1,187,257)	$290,744	$1,002,740	(F)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,626,170		$(1,335,426)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's consolidated balance sheets as of March 31, 2016 and December 31, 2015.

(C)
At March 31, 2016, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2016 at their net asset values.

(D)
From inception to March 31, 2016, Fortress has paid $703.7 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.0 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $492.6 million of compensation.

(E)
During the three months ended March 31, 2016, Fortress paid $66.9 million to Fund III representing prior incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no intrinsic clawback obligation exists for any of the Fortress Funds.

(F)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2016
Distributed incentive income - Private Equity Funds		$780,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,009,300
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		10,384
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,478,001

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2016
Undistributed incentive income - Private Equity Funds		$18,379
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		3,185
Undistributed incentive income - Credit PE Funds		867,434
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		41,599
Undistributed incentive income - Permanent Capital Vehicles		1,080
Undistributed incentive income - Hedge Funds (total)		71,063
Undistributed incentive income - Logan Circle		—
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	—
Undistributed, net of intrinsic clawback		$1,002,740

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of March 31, 2016:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,172,525)	609,582	19,115	2,365,322	2,346,207	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(231,692)	56,713	14,756	275,108	260,352	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,458,107)	1,681,371	(500,083)	3,234,168	3,734,251	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(302,609)	317,731	(142,356)	691,003	833,359	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,588,281)	4,278,752	1,763,320	2,982,481	1,219,161	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(173,789)	496,875	(319,816)	799,386	1,119,202	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(65,823)	(790,348)	739,797	1,530,145	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(954,223)	1,023,876	434,636	1,365,413	930,777	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(610)	947,447	(34,722)	926,618	961,340	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(187,257)	282,620	128,742	—	N/A	12,395	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(45,296)	68,376	30,912	—	N/A	3,090	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(40,868)	138,812	19,027	—	N/A	2,305	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(566)	1,976	251	—	N/A	20	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(9,413)	31,886	4,431	—	N/A	569	—	—	—	—
								$18,379	$780,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	326,189	(17,995)	329,933	21,739	—	N/A	3,185	—	—	—	—
								$3,185	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(130,211)	$290,492	$153,378	$168,725	$15,631	$11	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(175,731)	170,429	71,880	134,408	62,528	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(284,690)	175,800	117,334	—	N/A	11,482	7,571	—	—	—
LDVF Patent Fund (2007)	Nov-27	42,691	(35,665)	29,612	22,586	—	N/A	784	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(403,485)	49,860	94,321	—	N/A	7,403	7,231	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,672,867	(7,405,440)	1,006,381	2,738,954	—	N/A	100,831	436,852	138,071	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,360,538	(2,719,546)	910,766	1,269,774	—	N/A	101,802	147,203	61,711	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,371,703	(1,900,089)	2,251,524	779,910	—	N/A	112,845	39,908	562	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	4,567,571	(3,820,574)	2,384,851	1,637,854	—	N/A	172,758	131,732	40,113	—	—
SIP Managed Account (2010)	Sep-20	11,000	(41,486)	17,370	47,856	—	N/A	4,342	6,097	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	972,237	(1,736,275)	787,750	1,551,788	—	N/A	163,245	160,556	40,980	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	551,275	(461,205)	303,904	213,834	—	N/A	14,967	3,730	3,056	—	—
Global Opportunities Fund (2010)	Sep-20	354,678	(207,539)	230,166	83,027	—	N/A	13,802	2,371	2,371	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	756,973	(443,790)	901,340	588,157	—	N/A	92,312	23,467	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	677,107	(412,346)	761,044	496,283	—	N/A	67,645	28,236	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	57,772	(51,029)	36,521	29,778	—	N/A	3,205	2,720	1,226	—	—
								$867,434	$1,009,300	$288,090	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$1,044,121	$(393,062)	$826,329	$175,270	$17,448	$6,130	$20,417	$10,384	$2,654	$—	$—
Life Settlements Fund (2010)	Dec-22	415,561	(299,330)	80,052	(36,179)	92,473	128,652	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,094	(24,482)	6,361	(3,251)	7,603	10,854	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	525,080	(61,317)	521,646	57,883	—	N/A	10,784	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	154,664	—	182,435	27,771	—	N/A	5,542	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	108,247	—	133,488	25,241	—	N/A	4,847	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	621,250	(32,427)	616,343	27,520	24,793	638	9	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	12,839	(35)	11,616	(1,188)	384	1,572	—	—	—	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	14,110	—	14,340	230	269	39	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	93,686	—	95,062	1,376	1,792	416	—	—	—	—	—
								$41,599	$10,384	$2,654	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,544	$ (F)	$ N/A	$41,283
Eurocastle	351,597	—	1,080	42,026
New Residential	2,714,611	—	N/A	87,198
New Media	645,157	—	N/A	30,418
New Senior	1,023,678	—	N/A	—
FTAI	1,150,904	6,862	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,547,627	$14,228	76.8%	$6,040	$—
Sidepocket investments (Q)	34,626	8	N/A	2,223	—
Sidepocket investments - redeemers (R)	136,622	48,608	N/A	4,450	—
Main fund investments (liquidating) (T)	832,687	1,399	92.5%	54,579	699

Worden Fund
Main fund investments	174,076	205	0.0%	—	—
Main fund investments (liquidating) (T)	87,128	1,240	0.0%	—	—

Fortress Japan Income Fund (Yen only)
Main fund investments	116,010	N/A	100.0%	232	—

Third Party Originated Funds (U)
Main fund investments	67,020	2,794	0.0%	—	—
Managed accounts	5,563	7,270	29.6%	35	—

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments - redeemers (R)	$116,138	$62,074	N/A	$855	$—

Fortress Convex Asia Funds (S)
Main fund investments	174,482	10,428	0.0%	—	—

Fortress Partners Funds (S)
Sidepocket investments (Q)	52,846	596	N/A	2,054	—

Fortress Centaurus Global Funds (S)
Main fund investments	186,184	273	76.6%	595	1

Logan Circle
Main fund investments	$71,515	$231	0.0%	$—	$—
Managed accounts	160,978	3,133	0.0%	—	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of March 31, 2016, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of March 31, 2016, a certain FCO Managed Account in its investment period and a portion of Long Dated Value Fund I and Credit Opportunities Fund IV's capital are above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of March 31, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

(K)	The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.

(L)
Represents the portion of a fund’s or managed account's NAV or trading level that is eligible to earn incentive income. For the publicly traded permanent capital vehicles, represents the equity basis that is used to calculate incentive income.

(M)
Such amount represents, for those investors whose NAV is below the performance threshold the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. "Incentive income threshold" or "high water mark" means the immediate increase in NAV needed for Fortress to begin earning incentive income. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value. For Fortress Japan Income Fund, Fortress earns incentive income based on investment income, which does not include unrealized and realized gains and losses, earned in excess of a preferred return threshold.

(N)
Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote (Q) below.

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
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds (as defined below). Main fund investments exclude certain funds which had total NAV of $571.7 million as of March 31, 2016. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

Permanent Capital Vehicles

Subsequent to March 31, 2016, Fortress's senior living management subsidiary (Blue Harbor) entered into an agreement to manage a senior living property which is owned by a third party. Under this agreement, Fortress generally will receive management fees equal to 5.0% of revenues (as defined in the agreement) and reimbursement of certain expenses, including the compensation expense of all on-site employees. Fortress may also earn an incentive fee upon sale of the property to a third party.

Credit Hedge Funds

In March 2016, Fortress was appointed investment manager of certain third party originated funds (the "JP Funds") which are primarily focused on investing in secondary limited partnership interests. The JP Funds had $0.7 billion in AUM as of the date of Fortress's appointment. Fortress earns management fees from the JP Funds ranging from 1.0% to 2.0% of AUM (as defined), potential incentive income and reimbursement of eligible expenses.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2016	December 31, 2015
Equity method and other investees	$958,038	$1,034,189
Equity method investees, held at fair value (A)	19,958	21,600
Total investments	$977,996	$1,055,789
Options in equity method investees	$27,932	$30,427

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Net realized gains (losses)	$891	$1,259
Net realized gains (losses) from affiliate investments (A)	(16,935)	(1,166)
Net unrealized gains (losses)	(22,048)	(2,362)
Net unrealized gains (losses) from affiliate investments (A)	21,419	33,830
Total gains (losses)	$(16,673)	$31,561

(A)	Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2016.

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2016	2015
Mark to fair value on affiliate investments and options	$(3,350)	$32,785
Mark to fair value on derivatives	(13,233)	1,114
Mark to fair value on equity securities	—	(509)
Gains (losses) on digital currency (Bitcoin)	—	(1,543)
Other	(90)	(286)
Total gains (losses)	$(16,673)	$31,561

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress’s investments is as follows:

	Three Months Ended March 31, 2016
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2015	$608,728	$1,082	$20,518	$44,804	$187,664	$170,169	$22,824	$1,055,789
Earnings (losses) from equity method and other investees	(25,440)	N/A	N/A	382	6,621	(2,401)	58	(20,780)
Other comprehensive income from equity method investees	(1)	—	—	—	—	(166)	—	(167)
Contributions to equity method and other investees (C)	131	47	—	54,612	8,109	717	42	63,658
Distributions of earnings from equity method and other investees	(239)	N/A	N/A	(1,506)	(2,175)	(73)	—	(3,993)
Distributions of capital from equity method and other investees (C)	(11,636)	N/A	N/A	(57,747)	(3,924)	(38,477)	(15)	(111,799)
Total distributions from equity method and other investees	(11,875)	N/A	N/A	(59,253)	(6,099)	(38,550)	(15)	(115,792)
Mark to fair value - during period (D)	(15)	103	(1,868)	N/A	N/A	N/A	29	(1,751)
Net purchases (sales) of investments by consolidated funds	—	—	—	—	—	—	(5,384)	(5,384)
Translation adjustment	679	—	76	—	1,117	—	—	1,872
Reclassification to Due to Affiliates (E)	551	—	—	—	—	—	—	551
Investments as of March 31, 2016	$572,758	$1,232	$18,726	$40,545	$197,412	$129,769	$17,554	$977,996

Undistributed earnings - March 31, 2016	$12,478	N/A	N/A	$2,336	$15,580	$3,510	$1	$33,905

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

(C)	The amounts presented above can be reconciled to the amounts presented on the consolidated statements of cash flows as follows:

	Three Months Ended March 31, 2016
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$6,527	$(106,762)
Incentive income invested into the Fortress Funds	55,248	—
Distributions receivable from the Fortress Funds	—	(2,624)
Net funded*	1,630	(1,630)
Other	253	(783)
Per Above	$63,658	$(111,799)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)	Represents a portion of the general partner liability (Note 9).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$(944,945)	$638,253	$103,972	$254,234
Expenses	(38,102)	(52,613)	(104,305)	(101,871)
Net Income (Loss)	$(983,047)	$585,640	$(333)	$152,363
Fortress’s earnings (losses) from equity method investees	$(25,440)	$25,856	$382	$1,968

	Credit PE Funds (A)(C)		Liquid Hedge Funds (B)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$501,038	$328,119	$36,105	$7,091
Expenses	(70,333)	(70,139)	(39,445)	(65,737)
Net Income (Loss)	$430,705	$257,980	$(3,340)	$(58,646)
Fortress’s earnings (losses) from equity method investees	$6,621	$5,065	$(2,401)	$9,368

(A)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the three months ended December 31, 2015). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes the operating results of Affiliated Managers.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities and Other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the consolidated balance sheet, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 2. These entities are primarily Fortress Funds which are voting interest entities ("VOEs") and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

The following tables set forth certain information regarding variable interest entities ("VIEs") in which Fortress held a variable interest as of March 31, 2016 and December 31, 2015.

	Fortress is not Primary Beneficiary
	March 31, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$138,531	$—	$5,366	1	$136,129	$—	$1,959	(D)
Permanent Capital Vehicles	6	26,166,866	17,056,859	71,031	6	23,618,598	15,581,168	114,228	(C)
Credit Hedge Funds	7	1,777,942	441,648	3,063	8	1,912,019	426,988	5,405	(D) (E)
Credit PE Funds	34	988,443	258,315	11,359	35	990,008	232,082	9,659	(D) (E)
Liquid Hedge Funds	4	269,423	1,200	30,986	4	364,535	1,270	39,192	(D) (E)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

	Fortress is Primary Beneficiary
	March 31, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	3	$36,518	$—	$19,076	9	$71,277	$—	$18,666	(F) (G)
Credit PE Funds	2	397	—	20	2	400	—	20	(F)
Liquid Hedge Funds	1	6,133	—	2,848	1	6,126	—	2,821	(F)
Logan Circle	—	—	—	—	1	4,468	—	4,317	(F)

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. During the three months ended March 31, 2016, a credit hedge fund entity and a credit PE fund entity were liquidated.

(E)
Includes entities that are a VIE because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the primary beneficiary of these entities because Fortress does not have the power to direct the activities that most significantly impact the economic performance of these entities.

(F)
Includes entities that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. During the three months ended March 31, 2016, a reconsideration event occurred at six private equity fund entities and a Logan Circle entity whereby these entities no longer qualified as a VIE. The entities are deemed to be a VOE and Fortress continues to consolidate them since the entities no longer have third party capital.

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
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	March 31, 2016	December 31, 2015	Valuation Method
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles	$18,726	$20,518	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,232	1,082	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$19,958	$21,600
Options in equity method investees	$27,932	$30,427	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets and Due from affiliates)
Derivatives	$21,795	$22,146	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(3,663)	$(3,010)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities)
Derivatives	$(14,481)	$(2,201)	Level 2 - See below

See Note 4 regarding the fair value of outstanding debt.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	March 31, 2016 (or three months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$11,883	$266,581	$(6,598)	Jun-16 - Sep-17
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(3,676)	$203,564	$(3,749)	Jun-16 - Feb-19
Foreign exchange forward contracts (JPY) (A)	Other assets	$208	$43,650	$29	Jun-16 - Mar-17
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(3,759)	$65,268	$(3,260)	Jun-16 - Dec-17
Foreign exchange forward contracts (JPY)	Due from affiliates	$2,658	$63,556	$2,129	Jun-16
Foreign exchange forward contracts (CAD) (A)	Other liabilities	$(7,046)	$98,283	$(6,428)	Jun-16
Foreign exchange forward contracts (CAD)	Due from affiliates	$7,046	$98,283	$6,428	Jun-16

(A)	Fortress has a master netting agreement with its counterparty.

(B)	Reflects unrealized gains (losses) for the three months ended March 31, 2016 related to contracts outstanding at period end.

Fortress's average notional amount outstanding for the three months ended March 31, 2016 was $829.6 million.

The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of March 31, 2016.

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016
Foreign exchange option contracts	$13,100	$(1,217)	$11,883	$—	$11,883
Foreign exchange forward contracts	9,978	(66)	9,912	(1,510)	8,402
	$23,078	$(1,283)	$21,795	$(1,510)	$20,285

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016	March 31, 2016
Foreign exchange option contracts	$(6,995)	$3,319	$(3,676)	$—	$(3,676)
Foreign exchange forward contracts	(10,805)	—	(10,805)	1,554	(9,251)
	$(17,800)	$3,319	$(14,481)	$1,554	$(12,927)

The counterparty on the outstanding derivatives is Citibank N.A and certain credit PE funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

4. DEBT OBLIGATIONS

In January 2016, Fortress entered into a new $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid its then existing credit agreement. The 2016 Credit Agreement is not collateralized by any assets of Fortress. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021.

	Face Amount and Carrying Value		Contractual	Final	March 31, 2016
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	155,677	155,677	5.00%	Nov 2017	N/A
Total	$260,677	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of March 31, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $261.8 million as of March 31, 2016 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of March 31, 2016. The following table sets forth the financial covenant requirements as of March 31, 2016.

	March 31, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$45,502	(A)
Consolidated Leverage Ratio	≤	2.50	0.71	(B)
Consolidated Interest Coverage Ratio	≥	4.00	31.52	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the 2016 Credit Agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the 2016 Credit Agreement. Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves (except when paid) or gains and losses, including impairment, on investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

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

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2016	2015
Current
Federal income tax expense (benefit)	$(12,367)	$(3,121)
Foreign income tax expense (benefit)	2,825	1,127
State and local income tax expense (benefit)	(1,331)	1,879
	(10,873)	(115)
Deferred
Federal income tax expense (benefit)	8,680	12,987
Foreign income tax expense (benefit)	1,884	3,542
State and local income tax expense (benefit)	1,092	1,985
	11,656	18,514
Total expense (benefit)	$783	$18,399

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2016	December 31, 2015
Gross deferred tax assets	$462,776	$469,759
Less:
Valuation allowance	(41,667)	(39,616)
Deferred tax liabilities (A)	(2,336)	(3,041)
Deferred tax assets, net	$418,773	$427,102

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2015	$39,616
Changes due to FIG Corp. ownership change	284
Net increases (A)	1,767
Valuation allowance at March 31, 2016	$41,667

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

For the three months ended March 31, 2016, a net deferred income tax provision of $0.1 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation. For the three months ended March 31, 2016, a current income tax benefit of $0.1 million was recorded as a credit to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

For the three months ended March 31, 2016, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $1.6 million with an offsetting increase to the valuation allowance of $0.3 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Based on the value of RSUs which vested and were delivered during the three months ended March 31, 2016, Fortress has a tax shortfall of $2.3 million which was debited to paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2016, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $7.6 million. In addition, during the three months ended March 31, 2016, the realization of certain tax benefits gave rise to a $2.7 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
March 31, 2016
Management fees and incentive income (A)	$42,944	$12,497	$5,962	$55,489	$6,952	$650	$—	$124,494
Expense reimbursements (A)	24,335	8,893	14,767	23,616	1,421	114	—	73,146
Dividends and distributions	—	566	—	—	—	—	—	566
Other	—	2,417	—	—	—	—	16,023	18,440
Total	$67,279	$24,373	$20,729	$79,105	$8,373	$764	$16,023	$216,646

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
December 31, 2015
Management fees and incentive income (A)	$41,706	$49,578	$55,864	$20,540	$5,880	$452	$—	$174,020
Expense reimbursements (A)	35,982	11,052	13,250	16,006	1,867	129	—	78,286
Dividends and distributions	—	270	—	—	—	—	—	270
Other	—	2,383	—	—	—	—	18,852	21,235
Total	$77,688	$63,283	$69,114	$36,546	$7,747	$581	$18,852	$273,811

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.9 million as of March 31, 2016, respectively, and of $12.2 million and $6.8 million as of December 31, 2015, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

As of March 31, 2016, amounts due from Fortress Funds recorded in Due from Affiliates included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

As of March 31, 2016, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.9 million in private equity general and administrative expenses due from another Fortress Fund, which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	March 31, 2016	December 31, 2015
Principals - tax receivable agreement - Note 5	$267,348	$264,625
Principals - Principal Performance Payments - Note 7	44,968	42,234
Distributions payable on Fortress Operating Group units - Note 8	1,140	7,739
Other	9,794	4,360
General partner liability - Note 9	46,811	46,260
Total	$370,061	$365,218

Other Related Party Transactions

For the three months ended March 31, 2016 and 2015, Other Revenues included $1.5 million and $0.5 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2016, Fortress advanced $2.0 million to a senior employee who is not an officer. This advance bears interest at LIBOR+4%. All principal and interest is due and payable no later than February 2020. In addition, during the three months ended March 31, 2016, three senior employees repaid advances aggregating $0.5 million.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology-related assets for $1.7 million in cash with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in February 2017. Fortress may also receive an additional cash payment of $0.6 million in February 2017, subject to certain conditions. This resulted in a $1.7 million gain included in gains (losses) on the consolidated statements of operations for the three months ended March 31, 2016.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	March 31, 2016	December 31, 2015
Fortress Operating Group units held by the Principals and a former senior employee	$277,287	$307,539
Employee interests in majority owned and controlled fund advisor and general partner entities	43,521	61,833
Other	1,765	1,747
Total	$322,573	$371,119

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	March 31, 2016	December 31, 2015
Fortress Operating Group equity	$676,529	$764,429
Less: Others' interests in equity of consolidated subsidiaries	(45,286)	(63,580)
Total Fortress shareholders' equity in Fortress Operating Group	$631,243	$700,849
Fortress Operating Group units outstanding (A)	169,514,478	169,514,478
Class A shares outstanding	216,384,655	216,790,409
Total	385,899,133	386,304,887
Fortress Operating Group units as a percent of total (B)	43.9%	43.9%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$277,287	$307,539

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.1% of Fortress Operating Group as of March 31, 2016 and December 31, 2015, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2016	2015
Fortress Operating Group units held by the Principals and a former senior employee	$(8,030)	$51,605
Employee interests in majority owned and controlled fund advisor and general partner entities	587	840
Other	17	(222)
Total	$(7,426)	$52,223

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended March 31,
	2016	2015
Fortress Operating Group net income (loss)	$(17,811)	$99,759
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(604)	(618)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	—	16
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$(18,415)	$99,157
Fortress Operating Group as a percent of total (A)	43.6%	52.0%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$(8,030)	$51,605

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The following discloses the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2016	2015
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	$3,467	$25
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	(3,708)	—
Dilution impact of equity transactions	(241)	25
Net income (loss) attributable to Class A shareholders	(8,526)	34,713
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$(8,767)	$34,738

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended March 31,
	2016	2015
Equity-based compensation, per below	$8,023	$14,345
Profit-sharing expense, per below	28,900	38,912
Discretionary bonuses	61,395	62,581
Other payroll, taxes and benefits	65,887	63,050
	$164,205	$178,888

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2015	20,927,169	$6.66	322,278	$6.74
Issued	2,604,641	$3.56	—	—
Transfers	—	—	—	—
Converted	(5,841,528)	$6.13	(131,884)	$7.38
Forfeited	(183,729)	$6.49	—	—
Outstanding at March 31, 2016 (B)	17,506,553	$6.38	190,394	$6.30

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Expense incurred (B)
Employee RSUs	$6,903	$11,004
Non-employee RSUs	73	982
Principal Performance Payments (C)	1,011	2,359
Restricted shares (D)	36	—
Total equity-based compensation expense	$8,023	$14,345

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2016 of $79.1 million, with a weighted average recognition period of 3.9 years.

(C)	Accrued based on year-to-date performance; the actual number of RSUs granted is determined at year end. Based on year-to-date performance, zero RSUs would be awarded as Principal Performance Payments.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years.

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2016 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

During the three months ended March 31, 2016, Fortress granted 2.1 million non-dividend paying RSUs to its employees valued at an aggregate of $7.3 million on the respective grant dates. These RSUs vest over a period of three years.

In February 2016, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2015 results valued at an aggregate of $2.0 million on the grant date. These RSUs vest over a period of three years.
The expense for Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2016
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$435	$1,047	$1,482
Credit businesses	576	2,137	2,713
Total	$1,011	$3,184	$4,195

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through March 31, 2016, no compensation expense was recognized under this plan as the satisfaction of the performance condition and granting of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Private equity funds	$—	$—
Permanent capital vehicles (A)	1,569	6,499
Credit hedge funds	3,015	11,609
Credit PE funds	20,612	13,948
Liquid hedge funds	520	4,053
Principal Performance Payments (B)	3,184	2,803
Total	$28,900	$38,912

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2016
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	218,401,447	218,401,447
Fully vested restricted Class A share units with dividend equivalent rights	1,676,531	1,676,531
Restricted Class A shares	769,429	769,429
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	220,847,407	220,847,407
Basic and diluted net income per Class A share
Net income (loss) attributable to Class A shareholders	$(8,526)	$(8,526)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(367)	(367)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$(8,893)	$(8,893)
Weighted average shares outstanding	220,847,407	220,847,407
Basic and diluted net income (loss) per Class A share	$(0.04)	$(0.04)

	Three Months Ended March 31, 2015
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	207,713,350	207,713,350
Fully vested restricted Class A share units with dividend equivalent rights	7,231,768	7,231,768
Restricted Class A shares	840,658	840,658
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,749,413
Total weighted average shares outstanding	215,785,776	221,535,189
Basic and diluted net income per Class A share
Net income attributable to Class A shareholders	$34,713	$34,713
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(2,125)	(2,125)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income available to Class A shareholders	$32,588	$32,588
Weighted average shares outstanding	215,785,776	221,535,189
Basic and diluted net income per Class A share	$0.15	$0.15

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

	Three Months Ended March 31,
	2016	2015
Share Units	8,755,877	11,703,251

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

During the three months ended March 31, 2016, in connection with the delivery of vested RSUs, Fortress paid $6.5 million of statutory withholding tax on behalf of employees and, therefore, issued only 2.1 million Class A shares in satisfaction of 3.8 million RSUs originally granted. This payment is treated as a financing activity on the consolidated statements of cash flows since it had the same effect as if Class A shares were repurchased.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2016	2015
Class A shares	218,401,447	207,713,350
Restricted Class A shares (directors)	769,429	840,658
Restricted Class A share units (employees) (A)	1,676,531	7,231,768
Restricted Class A share units (employees) (B)	7,817,892	8,347,402
Fortress Operating Group units (Principals and a former senior employee)	169,514,478	226,331,513
Total	398,179,777	450,464,691

	As of March 31, 2016	As of December 31, 2015
Class A shares	215,613,860	216,061,061
Restricted Class A shares (directors)	770,795	729,348
Restricted Class A share units (employees) (A)	303,254	1,360,960
Restricted Class A share units (employees) (B)	8,063,715	9,174,707
Fortress Operating Group units (Principals and a former senior employee)	169,514,478	169,514,478
Total	394,266,102	396,840,554

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

In November 2015, Fortress purchased from a former principal 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. All of the purchased Class A shares (and underlying Fortress Operating Group units) were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed for each year, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services. As such, Fortress recorded an estimated liability of $30.0 million as of the date of the agreement and a corresponding reduction to equity. During three months ended March 31, 2016 and 2015, Fortress paid $10.6 million and $9.7 million, respectively, to Nomura related to the estimated liability.

During the three months ended March 31, 2016, Fortress completed a modified "Dutch auction" self-tender offer and purchased 4,798,863 of its Class A shares at a purchase price of $4.75 per share, or an aggregate purchase price of $22.8 million. Additionally, Fortress incurred $0.7 million in expenses in connection with the transaction. All of these Class A shares were canceled and cease to be outstanding.

Dividends and distributions during the three months ended March 31, 2016 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$17,311	$—	$17,311
Dividend equivalents on restricted Class A share units (A)	66	647	22	669
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	7,739	11,519	1,140	12,659
Total distributions	$7,805	$29,477	$1,162	$30,639

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statements of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On May 4, 2016, Fortress declared a cash dividend of $0.20 per Class A share, comprised of a base quarterly cash dividend of $0.09 per Class A share for the first quarter of 2016 and a special cash dividend of $0.11 per Class A share. The dividend is payable on May 20, 2016 to holders of record of Class A shares on May 17, 2016.

On February 24, 2016, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. The dividend was paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.0 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2015.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2016 was $46.8 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2016, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $149.4 million as of March 31, 2016, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of March 31, 2016 are as follows:

April 1, 2016 to December 31, 2016	$18,919
2017	17,454
2018	24,818
2019	23,317
2020	22,171
2021	21,158
Thereafter	245,493
Total	$373,330

Rent expense, including operating expense escalations, during the three months ended March 31, 2016 and 2015 was $7.1 million and $7.6 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

DE is defined by Fortress's chief operating decision maker ("CODM"), which is its management committee. The CODM receives performance reports on Fortress's segments on a DE basis pursuant to their requirements for managing Fortress's business.

“Distributable earnings” attributable to the Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

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

a.
for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, including dividends, from these funds, less (b) impairment with respect to these funds, if necessary, less (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the publicly traded permanent capital vehicles,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

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

Embedded Incentive Income

As of March 31, 2016, Fortress had $1.0 billion of gross undistributed incentive income and no intrinsic clawback exists for any of the Fortress Funds (Note 2). Of the $1.0 billion, $7.9 million has been recognized in distributable earnings. This amount represents accrued hedge fund and permanent capital vehicle incentive income recorded during the three months ended March 31, 2016.

In addition, Fortress has foreign exchange option contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized gain of $7.2 million as of March 31, 2016. If these contracts would have been settled as of March 31, 2016, Fortress would have recorded $7.2 million of gross additional distributable earnings, or $4.2 million net of employee interests. Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $20.2 million of gross additional distributable earnings, or $18.6 million net of employee interests, based on their respective March 31, 2016 closing price.

Embedded Gain/Loss and Impairment of Investments for DE Purposes

During the three months ended March 31, 2016, Fortress recorded $2.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Fortress had $4.4 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2016, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $460.9 million, representing a net unrealized gain.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Clawback Reserve on Incentive Income for DE Purposes

As of March 31, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

March 31, 2016 and the Three Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$25,758	$27,302	$37,099	$30,842	$6,636	$13,588	$—		$141,225
Incentive income	—	2,200	7,196	52,793	1,471	—	—		63,660
Segment revenues - total	$25,758	$29,502	$44,295	$83,635	$8,107	$13,588	$—		$204,885
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$15,578	$9,532	$15,412	$25,779	$(1,635)	$650	$—		$65,316
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,578	$9,532	$15,412	$25,779	$(732)	$650	$—		$66,219
Fund management distributable earnings (loss)	$15,567	$8,496	$14,116	$24,938	$(732)	$650	$—		$63,035
Pre-tax distributable earnings (loss)	$14,446	$9,150	$14,262	$28,112	$1,446	$775	$(3,734)		$64,457

Total segment assets	$645,618	$77,800	$72,547	$320,687	$130,695	$52,117	$745,195	(A)	$2,044,659

Three Months Ended March 31, 2015

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$29,140	$19,202	$29,664	$26,348	$20,989	$13,261	$—	$138,604
Incentive income	—	3,020	23,165	24,148	891	134	—	51,358
Segment revenues - total	$29,140	$22,222	$52,829	$50,496	$21,880	$13,395	$—	$189,962
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$14,976	$3,769	$23,105	$6,366	$(2,503)	$(863)	$—	$44,850
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$14,976	$3,769	$23,105	$6,366	$6,779	$(863)	$—	$54,132
Fund management distributable earnings (loss)	$14,976	$3,769	$20,744	$5,780	$6,499	$(863)	$—	$50,905
Pre-tax distributable earnings (loss)	$14,998	$4,109	$21,731	$7,029	$9,590	$(1,119)	$(1,141)	$55,197

(A)	Unallocated assets includes cash of $217.4 million and net deferred tax assets of $418.8 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended March 31,
	2016	2015
Fund management distributable earnings	$63,035	$50,905
Investment income (loss)	4,431	5,113
Interest expense	(3,009)	(821)
Pre-tax distributable earnings	64,457	55,197

Adjust incentive income
Incentive income received from or declared by private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, subject to contingent repayment	(52,793)	(24,544)
Incentive income received from third parties, subject to contingent repayment	—	—
Incentive income from private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, not subject to contingent repayment	29,310	20,964
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(7,948)	(23,169)
Incentive income from third parties, not subject to contingent repayment	—	—
Incentive income received related to the exercise of options	—	—
	(31,431)	(26,749)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(3,511)	(3,842)
Earnings (losses) from equity method investees*	(24,019)	26,973
Gains (losses) on options in equity method investees	(2,495)	32,328
Gains (losses) on other investments	(14,525)	704
Impairment of investments (see discussion above)	2,130	2,994
Adjust income from the receipt of options	—	4,144
Gain on transfer of Graticule (see Note 1)	—	134,400
	(42,420)	197,701
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(8,776)	(20,460)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	5,781	84
	(2,995)	(20,376)

Adjust for the transfer of interest in Graticule (see Note 1)	—	(101,000)
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(659)	(83)
Adjust non-controlling interests related to Fortress Operating Group units	8,030	(51,605)
Adjust tax receivable agreement liability	(2,699)	—
Adjust income taxes and other tax related items	(809)	(18,372)
Total adjustments	(72,983)	(20,484)

Net Income (Loss) Attributable to Class A Shareholders	(8,526)	34,713
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(7,426)	52,223
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	—	(16)
Net Income (Loss) (GAAP)	$(15,952)	$86,920

 * This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share and per share data)

March 31, 2016
Total segment assets	$2,044,659
Adjust equity investments from segment carrying amount	(12,745)
Adjust investments gross of employees' and others' portion	9,080
Adjust intangible assets to cost	(24,757)
Accrued incentive income subject to annual performance achievement	(7,948)
Total assets (GAAP)	$2,008,289

	Three Months Ended March 31,
	2016	2015
Total segment revenues	$204,885	$189,962
Adjust management fees	(416)	250
Adjust incentive income*	(31,431)	(27,135)
Adjust income from the receipt of options	—	4,144
Adjust other revenues (including expense reimbursements)**	58,579	59,468
Total revenues (GAAP)	$231,617	$226,689

* Incentive income received from third parties, not subject to contingent repayment was $0.0 million and $0.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, and are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

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

	Private Equity		Credit
Three Months Ended March 31,	Funds	Permanent Capital Vehicles	Hedge Funds	PE Funds	Liquid Hedge Funds	Logan Circle	Corporate	Total
2016
Depreciation	$690	$927	$1,587	$677	$824	$71	$831	$5,607
Amortization	—	—	576	—	—	83	—	659
Total	$690	$927	$2,163	$677	$824	$154	$831	$6,266

2015
Depreciation	$374	$235	$1,390	$256	$2,043	$280	$670	$5,248
Amortization	—	—	—	—	—	83	—	83
Total	$374	$235	$1,390	$256	$2,043	$363	$670	$5,331

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2016 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Subsequent events are described in Notes 2 and 8.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $70.6 billion in AUM as of March 31, 2016. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,750 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first three months of 2016, with positive performance in some funds and negative performance in others, and overall our segment operating results were up in comparison to the first three months of 2015. In addition, we have improved our capital structure by repurchasing our equity at a discount to its market price. For more information about these topics, please refer to “— Assets Under Management,” “— Performance of our Funds,” and “— Liquidity and Capital Resources” below.

As of March 31, 2016, we managed the following businesses:

Private Equity — a business that manages approximately $14.0 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Credit Funds — a business that manages approximately $18.7 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $5.2 billion of AUM which includes $4.5 billion of AUM relating to Graticule Asset Management Asia ("Graticule") on the affiliated manager platform ("Affiliated Managers") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also receives fees for providing infrastructure services (technology, back office, and related services) to Graticule. During the second quarter of 2015, Graticule notified Fortress of its intention to terminate the infrastructure services agreement effective at the end of May 2016. Fortress will continue to earn fees for providing services to Graticule through the effective date of the termination. In addition, this business includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin

America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount matures in November 2016 and the remainder in November 2017.

Logan Circle — our traditional asset management business, which has approximately $32.8 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

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

Private equity style funds are typically “closed-end” funds, which means they work as follows: we solicit fund investors to make capital commitments to a fund. Fund investors commit a certain amount of capital when the fund is formed. We may “draw” or “call” this capital from the fund investors as the fund makes investments. Capital is returned to fund investors as investments are realized. The fund has a set termination date and we must use an investment strategy that permits the fund to realize all of the investments it makes in the fund within that period. Fund investors may not withdraw or redeem capital, barring certain extraordinary circumstances, and additional fund investors are not permitted to join the fund once it is fully formed. Typically, private equity style funds make longer-term, less liquid (i.e. less readily convertible to cash) investments.

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

Statement of Operations

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

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued (this amount is broken out from total compensation in Note 7 to our consolidated financial statements).

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

The primary measure of operating performance used by management is "Distributable Earnings," which is further discussed in the "—Results of Operations — Segment Analysis" section herein.

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. See "—Results of Operations — Segment Analysis" section herein.

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

Market Considerations

Our revenues consist primarily of (i) management fees based generally on AUM, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. In addition, we receive certain expense reimbursements from our funds. Our ability to maintain and grow our revenues - both at Fortress and within our funds - depends on our ability to retain existing investors, attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns.

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

The first quarter of 2016 was marked by a V-shaped trajectory in global equity markets with stocks declining sharply to mid-February and recovering thereafter to finish the quarter essentially flat in US Dollar terms. Markets declined at the beginning of the year amid worries about China’s slowing economy, lower oil prices, disappointing data and tensions in the Middle East. The market recovery in the second half of the quarter can be mainly attributed to interventions by central banks, to improving economic data and to a rebound in oil prices; which encouraged investors to reconsider risk assets. The trend of developed market equities outperforming emerging market equities reversed during the first quarter of 2016. Emerging market equities had positive returns and were supported by an easing in U.S. Dollar strength. During the first quarter of the year, the U.S. Dollar declined against most major currencies, including the euro, the yen, and, to a lesser extent, the renminbi. Risk aversion at the beginning of the year increased demand for safe-haven securities; intermediate and long term U.S. Treasury yields decreased significantly in the first quarter. The appetite for riskier asset classes boosted investment-grade corporate bonds, high yield bonds and emerging markets debt in the second half of the quarter. Government bonds from non-US developed markets experienced gains as both the European Central Bank and the Bank of Japan ramped up their stimulus efforts.

In the U.S., during the first quarter of 2016, there was a focus on the path of U.S. monetary policy and its impact on rates. The Federal Reserve raised the federal funds target rate by 25 basis points in mid-December 2015, the first rate hike in nine years, which reflected the Federal Reserve’s confidence that the U.S. economy was on a path to “sustainable improvement”. During the quarter, the Federal Reserve adopted an increasingly dovish stance and decided to keep interest rates unchanged throughout the quarter. This posture was partly due to volatility in the financial markets. Moreover, U.S. data started the year on a weak note. However, later in the quarter, there were signs of increasing health in the U.S. economy, with improving manufacturing, retail sales and labor market data. The U.S. labor market remained strong, with U.S. employers adding more than 600,000 jobs during the quarter. Gross domestic product (GDP) last year was up 2.4% and GDP for the fourth quarter of 2015 was revised up to 1.4%. Inflation was on the rise, but still below the central bank’s target level of 2%. U.S. equities ended the quarter in positive territory.

In Europe, in January 2015, the European Central Bank announced a Federal Reserve-style stimulus plan and committed to a trillion-Euro asset-purchase plan to fight deflation and stimulate growth. Eurozone equities suffered during the first half of the quarter on weak economic growth, deflationary pressures, weak Chinese data and declining oil prices. Eurozone equities subsequently recovered, but still finished the quarter in negative territory. European growth continued to be anemic, with GDP expanding by 0.3% in Q4 2015. Moreover, inflation remained far below the ECB’s 2% target and Eurozone jobless rates were mixed. Additional risks for the region include potential for a British exit ("Brexit"), the migrant crisis, geopolitical uncertainties and terrorism. In response to the weak outlook and to boost growth, the ECB announced supplementary monetary policy easing in early March. The ECB cut key interest rates, increased its bond-buying program from Euro 60 billion to Euro 80 billion a month, expanded asset purchases to include corporate bonds in addition to sovereign debt and announced a new series of four targeted longer-term refinancing operations.

Japanese equities finished down in the first quarter of 2016 due to concerns over global growth and plummeting commodity prices; as well as domestic worries over growth. At the end of January, the Bank of Japan kept its monetary expansion of ¥80.0 trillion a year in place, but took the markets by surprise by adopting a negative interest rate policy. This new policy is an attempt by the Bank of Japan to boost the country’s economy after a series of poor economic numbers. The Japanese economy contracted for the fourth time in seven quarters and inflation remained low. There were no major changes to the Bank of Japan’s policy in March, but Governor Kuroda reiterated his commitment to reach the Bank of Japan’s 2% inflation target, which does not rule out further stimulus.

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

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment industry appears to have increased during the year ended December 31, 2015 and into the first three months of 2016. The outlook for the rest of the year remains generally positive, though the pace of growth may be decreasing. In addition, weaker performance of certain asset classes within the alternative investment industry may temper positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “— Performance of Our Funds” section herein, we have generated positive returns in some funds and weaker returns in others. As illustrated in “— Assets Under Management” section herein, we have been able to raise additional capital in our funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as market conditions and other factors.

The strength of the industries or sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth and increased costs within some of our financial servicing investments. With respect to mortgage servicing rights, excess mortgage servicing rights and other servicing related investments, the timing, size and potential returns of future investments may be less attractive than prior investments due to a number of factors including interest rates and increased competition. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer, which has increased the time and effort required to complete transactions. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values , though market conditions became more challenging toward the end of the year. European markets have presented opportunities for distressed investments in country specific markets such as Italy. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (J)
	Funds (J)	Permanent Capital Vehicles	Hedge Funds (K)	PE Funds	Liquid Hedge Funds (K)	Logan Circle	Total

AUM December 31, 2015	$8,991	$6,816	$8,799	$9,308	$5,409	$31,178	$70,501
Capital raised (A)	—	—	268	13	63	—	344
Increase in invested capital	10	—	66	256	—	—	332
Capital acquisitions (B)	—	—	682	—	—	—	682
Redemptions (C)	—	—	(36)	—	(233)	—	(269)
RCA distributions (D)	—	—	(124)	—	—	—	(124)
Return of capital distributions (E)	(254)	(35)	—	(274)	(19)	—	(582)
Adjustment for capital reset (F)	(650)	—	—	—	—	—	(650)
Crystallized incentive income (G)	—	—	(53)	—	—	—	(53)
Equity buyback	—	(42)	—	—	—	—	(42)
Change in AUM of Affiliated Managers and co-managed funds	—	—	(264)	—	(27)	—	(291)
Net client flows (traditional)	—	—	—	—	—	261	261
Income (loss) and foreign exchange (H)	(918)	34	(2)	50	2	1,362	528
AUM March 31, 2016 (I)	$7,179	$6,773	$9,336	$9,353	$5,195	$32,801	$70,637

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	In March 2016, Fortress was appointed investment manager of certain non-Fortress originated funds (the "JP Funds").

(C)	Excludes redemptions which reduced AUM subsequent to March 31, 2016. Redemptions are further detailed below.

(D)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(E)
For private equity funds and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds and credit PE funds that are in their capital commitment periods, recallable capital distributions. For certain hedge funds, represents distributions from special investments to investors who fully redeemed their capital from the fund. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

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

(J)
As of March 31, 2016, the private equity funds and credit funds had approximately $0.6 billion and $6.7 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.9 billion is only available for follow-on investments, management fees and other fund expenses.

(K)	As of March 31, 2016, liquid hedge funds AUM included $4.5 billion related to Affiliated Managers and credit hedge funds AUM included $2.6 billion related to co-managed funds.

Redemptions

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2016 return of capital request notice date is October 2, 2016 for capital to be returned after December 31, 2016. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund for 2009 through 2015 (onshore fund only except for 2015 which included the offshore fund) are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.” The Mount Kellett Funds, which are co-managed by Fortress, and the JP Funds are not subject to redemptions.

Fortress's liquid hedge funds, other than the Fortress Partners Funds and Drawbridge Global Macro Funds, are subject to varying redemption terms based on investor classes, but generally offer monthly or quarterly redemption terms. Redemption notices generally must be received in the period prior to payment. Prior to 2016, the Fortress Partners Funds and Drawbridge Global Macro Funds were subject to redemption.

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by Affiliated Managers.

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2016 (in thousands):

Request/Notice Receipt Period	Credit Hedge Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Requests		Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices
2016	$60,256	$21,250	$39,006		$38,927	$—	$38,927
2015	773,268	304,896	470,071		486,598	472,249	—
2014	220,185	112,177	116,632		357,892	382,909	—
Prior			239,246	(A)			—	(A)
			$864,955	(B)			$38,927	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For credit hedge funds, reflects $28.6 million to be paid in the second quarter of 2016, $10.4 million to be paid in the first quarter of 2017 and thereafter and $826.0 million in RCAs to be paid as the underlying investments are realized. For liquid hedge funds, reflects $38.9 million to be paid primarily within one quarter which includes $17.0 million related to the Convex Asia Funds and $21.9 million related to Fortress Centaurus Global Funds.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. As such, the above table has been updated to exclude the Fortress Macro Funds and related managed accounts.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	March 31, 2016
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	—	35.5%
Fund III	Sep-04	In Liquidation	—	765	0.4%
Fund III Coinvestment	Nov-04	In Liquidation	—	41	0.9%
Fund IV	Mar-06	Jan-17	1,357	1,991	(1.9)%
Fund IV Coinvestment	Apr-06	Jan-17	272	335	(2.6)%
Fund V	May-07	Feb-18	3,550	4,969	4.9%
Fund V Coinvestment	Jul-07	Feb-18	412	430	(5.2)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	459	763	3.1%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	409	425	(0.4)%
MSR Opportunities Fund I A	Aug-12	Aug-22	149	206	14.4%
MSR Opportunities Fund I B	Aug-12	Aug-22	37	52	14.3%
MSR Opportunities Fund II A	Jul-13	Jul-23	118	63	9.0%
MSR Opportunities Fund II B	Jul-13	Jul-23	2	1	8.6%
MSR Opportunities MA I	Jul-13	Jul-23	27	15	9.0%
Italian NPL Opportunities Fund	Dec-13	Sep-24	231	19	(C)
Fortress Equity Partners	Mar-14	Mar-24	156	104	(C)

Continued on next page.

			AUM		Returns (B)
						Three Months Ended
	Inception		March 31,		Inception	March 31,
Name of Fund	Date	Maturity Date (A)	2016	2015	to Date (D)	2016	2015
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$680	N/A	11.1%	9.9%
New Residential Investment Corp.	May-13	Permanent	2,689	1,367	N/A	15.8%	10.1%
Eurocastle Investment Limited	Oct-03	Permanent	608	432	N/A	9.5%	5.9%
New Media Investment Group Inc.	Feb-14	Permanent	637	637	N/A	7.9%	5.0%
New Senior Investment Group Inc.	Nov-14	Permanent	1,024	813	N/A	10.1%	5.5%
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,135	693	N/A	13.3%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Non-redeemable	116	227	5.9%	(G)	(4.9)%
Fortress Macro Funds	May-09	Closed Nov-15	N/A	1,292	2.8%	N/A	(4.7)%
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	241	5.6%	N/A	3.6%
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	738	(3.5)%	N/A	(2.5)%
Fortress Partners Fund LP (A)	Jul-06	Non-redeemable	139	339	1.6%	(G)	1.2%
Fortress Partners Offshore Fund LP (A)	Nov-06	Non-redeemable	89	203	1.7%	(G)	0.3%
Fortress Centaurus Global Funds	Jun-14	Redeemable	206	64	1.2%	1.8%	3.9%
Fortress Convex Asia Funds	May-12	Redeemable	176	226	(3.7)%	1.5%	(0.6)%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,524	4,381	10.7%	0.6%	2.2%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,121	1,375	9.5%	(1.3)%	1.1%
Worden Fund	Jan-10	PE style redemption	170	225	9.1%	(1.1)%	1.4%
Worden Fund II	Aug-10	Closed Feb-16	—	38	6.8%	(2.7)%	1.0%
Japan Income Fund (Yen only)	Dec-13	Redeemable	116	59	(B)	(B)	(B)
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	735	N/A	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	80	189	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	March 31, 2016
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$557	$591	23.8%
Credit Opportunities Fund II	Jul-09	Jul-22	458	554	16.4%
Credit Opportunities Fund III	Sep-11	Mar-24	1,697	1,993	9.9%
Credit Opportunities Fund IV	Feb-15	Feb-27	555	141	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,711	1,854	15.0%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	416	105	(C)
Long Dated Value Fund I	Apr-05	Apr-30	129	163	5.5%
Long Dated Value Fund II	Nov-05	Nov-30	95	119	3.6%
Long Dated Value Fund III	Feb-07	Feb-32	64	68	6.0%
LDVF Patent Fund	Nov-07	Nov-27	4	2	8.2%
Real Assets Fund	Jun-07	Jun-17	50	52	6.3%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	97	220	34.4%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	399	439	25.2%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	458	454	28.2%
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	470	—	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	693	17	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	—	21.2%
Global Opportunities Fund	Sep-10	Sep-20	184	165	7.4%
Global Opportunities Fund II	Jul-15	Jul-26	78	—	(C)
Life Settlements Fund	Dec-10	Dec-22	100	88	(C)
Life Settlements Fund MA	Dec-10	Dec-22	9	8	(C)
Real Estate Opportunities Fund	May-11	Sep-24	87	142	16.5%
Real Estate Opportunities Fund II	May-14	May-27	1,000	340	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	35	41	11.5%
Subtotal - all funds			30,770	31,954
Managed accounts (I)			8	518
Affiliated Managers and Co-managed Funds (I)			7,058	4,001
Total - Alternative Investments			37,836	36,473
Logan Circle			32,801	33,416
Total (J)			$70,637	$69,889

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents (“PE style redemption”). The JP Funds' AUM includes $504.4 million of permanent equity. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 86% of our alternative investment AUM as of March 31, 2016.

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
For credit hedge funds and liquid hedge funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments. No return is shown for Japan Income Fund as returns are not an accurate performance metric for this fund.
For the Drawbridge Global Macro Funds and Fortress Partners Funds, inception to date returns are through October 31, 2015 and December 31, 2015, respectively. Also see Note G.
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

(D)	For credit hedge funds and liquid hedge funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	WWTAI was a private fund formed in July 2011 and formerly managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015.

(F)
The returns for Drawbridge Special Opportunities Funds exclude the performance of special investments and the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(G)
As of October 31, 2015 and December 31, 2015, the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, redeemed all of their investors’ liquid capital. As such, the remaining investor capital in these funds are comprised of sidepocket investments and their returns subsequent to the redemption of all investor liquid capital are not comparable to returns reported for prior historical periods.

We began managing the non-Fortress originated JP Funds in March 2016. Their returns are not comparable since the majority of these funds were fully invested prior to Fortress becoming manager. We began managing the non-Fortress originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(H)	AUM and returns shown for prior periods have not been adjusted for funds which no longer fall within the description of Note (C) above for the current period.

(I)
In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule as part of our Affiliated Managers. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(J)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD), NIH (closed June 2015) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest) and Net Lease Fund I had no AUM or were closed as of March 31, 2016 and 2015, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” section herein.

	Three Months Ended March 31,		Variance
	2016	2015	$
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$127,390	$127,707	$(317)
Management fees: non-affiliates	13,419	15,291	(1,872)
Incentive income: affiliates	31,778	24,223	7,555
Incentive income: non-affiliates	451	—	451
Expense reimbursements: affiliates	55,291	54,565	726
Expense reimbursements: non-affiliates	1,157	3,248	(2,091)
Other revenues	2,131	1,655	476
Total Revenues	231,617	226,689	4,928

Expenses
Compensation and benefits	164,205	178,888	(14,683)
General, administrative and other expense (including depreciation and amortization)	39,392	48,312	(8,920)
Interest expense	3,037	839	2,198
Transfer of interest in Graticule	—	101,000	(101,000)
Total Expenses	206,634	329,039	(122,405)

Other Income (Loss)
Gains (losses)	(16,673)	31,561	(48,234)
Tax receivable agreement liability adjustment	(2,699)	—	(2,699)
Earnings (losses) from equity method investees	(20,780)	41,708	(62,488)
Gain on transfer of Graticule	—	134,400	(134,400)
Total Other Income (Loss)	(40,152)	207,669	(247,821)

Income Before Income Taxes	(15,169)	105,319	(120,488)
Income tax benefit (expense)	(783)	(18,399)	17,616
Net Income (Loss)	$(15,952)	$86,920	$(102,872)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(7,426)	$52,223	$(59,649)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(16)	16
Net Income (Loss) Attributable to Class A Shareholders	(8,526)	34,713	(43,239)
	$(15,952)	$86,920	$(102,872)

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Three Months Ended	Funds (A)	Permanent Capital Vehicles (B)	Credit Hedge Funds (C)	Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
March 31, 2016	$8,085	$6,795	$8,863	$9,331	$819	$31,990	$65,883
March 31, 2015	$9,772	$4,595	$6,222	$7,259	$4,229	$32,879	$64,956

(A)
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. These funds had average fee paying AUM, based on a simple quarterly average, of $0.8 billion for the three months ended March 31, 2015. Total management fees from these funds were $2.4 million for the three months ended March 31, 2015.

(B)
In December 2015 and January 2016, certain publicly traded permanent capital vehicles announced share repurchase programs to purchase up to $330.0 million of common stock over the next twelve months which will reduce fee paying AUM upon repurchase. During the three months ended March 31, 2016, AUM decreased by $42.0 million as a result of equity buybacks.

(C)	In July 2015, Fortress became co-manager of the Mount Kellett Funds and in March 2016 Fortress became investment manager of the JP Funds.

(D)
In the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts.  The Fortress Macro Funds and related managed accounts had average fee paying AUM of $3.1 billion for the three months ended March 31, 2015. Total management fees for the Fortress Macro Funds and related managed accounts were $13.2 million for the three months ended March 31, 2015. There was no incentive income for the Fortress Macro Funds and related managed accounts for the three months ended March 31, 2015. Liquid hedge funds excludes AUM of Affiliated Managers.

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

As of March 31, 2016, we had $21.1 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2015, we had $21.9 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The decrease in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to negative performance from certain of our credit hedge funds and private equity funds. These decreases were partially offset by an increase in incentive eligible NAV due to certain permanent capital vehicles being at or above their incentive income threshold. Additionally, the March 31, 2016 incentive eligible NAV in the Fortress Funds at or above their incentive income threshold decreased from $25.2 billion as of March 31, 2015 primarily due to a decrease in the liquid hedge funds business as a result of the closing of the Fortress Macro Funds and related managed accounts in the fourth quarter of 2015 and negative performance from certain of our credit hedge funds and private equity funds. These decreases were partially offset by a net increase from (i) our permanent capital vehicles as a result of capital raised during 2015 and positive performance and (ii) our credit PE funds as a result of a net increase in invested capital.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount included 1,130 asset management employees as of March 31, 2016 and 2015, respectively. Additionally, we had 1,885 employees as of March 31, 2016 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,790 such employees as of March 31, 2015.

Revenues

Three months ended March 31

Total revenues were $231.6 million for the three months ended March 31, 2016, a net increase of $4.9 million, compared to $226.7 million for the three months ended March 31, 2015.

The increase in revenues of $4.9 million was primarily attributable to an increase of $7.6 million in incentive income from affiliates. This increase was partially offset by decreases of (i) $0.3 million and $1.9 million in management fees from affiliates and non-affiliates, respectively, and (ii) $2.1 million in expense reimbursements from non-affiliates.

The increase in incentive income from affiliates of $7.6 million was primarily attributable to (i) a net increase of $7.9 million from our credit PE funds primarily related to an increase in crystalized incentive income as a result of realization events during the three months ended March 31, 2016 which resulted in the recognition of revenue as certain contingencies for repayment were resolved and (ii) a net increase of $0.9 million from our liquid hedge funds. These increases were partially offset by a net decrease of $1.5 million in incentive income recognized from our permanent capital vehicles.

The decrease in management fees from affiliates of $0.3 million was primarily attributable to decreases of (i) $10.7 million as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, (ii) $4.1 million related to a decrease of permanent capital vehicle options granted to Fortress during the three months ended March 31, 2016 as compared to the prior period, (iii) $2.4 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iv) $2.8 million from our other liquid hedge funds and our other private equity funds as a result of decreases in their average management fee paying AUM, based on a simple quarterly average, of $0.3 billion and $0.9 billion, respectively, and (v) $0.4 million from Logan Circle as a result of a decrease in average management fee paying AUM from affiliates of $1.9 billion. These decreases were partially offset by (i) net increases of $12.7 million from our permanent capital vehicles and credit PE funds as a result of increases in the average management fee paying AUM of $2.2 billion and $2.0 billion, respectively, and (ii) $7.0 million related to a co-management agreement which began in July 2015.

The decrease in management fees from non-affiliates of $1.9 million was primarily related to a decrease of $2.5 million as a result of the closing of the Fortress Macro Fund related managed accounts. This decrease was partially offset by an increase of $0.7 million related to Logan Circle as a result of an increase in average management fee paying AUM from non-affiliates of $1.0 billion.

The decrease in expense reimbursements from non-affiliates of $2.1 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

Expenses

Three months ended March 31

Expenses were $206.6 million for the three months ended March 31, 2016, a net decrease of $122.4 million, compared to $329.0 million for the three months ended March 31, 2015.  Expenses for the three months ended March 31, 2015 included a non-cash expense of $101.0 million relating to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, expenses for the three months ended March 31, 2016 decreased by $21.4 million compared to $228.0 million for the three months ended March 31, 2015. The decrease in expenses is primarily due to (i) a decrease in compensation and benefits of $14.7 million and (ii) a decrease in general, administrative and other expenses (including depreciation and amortization) of $8.9 million. These decreases were partially offset by an increase in interest expense of $2.2 million.

Total compensation and benefits decreased primarily due to (i) a $17.1 million decrease in profit-sharing expenses primarily related to our credit hedge funds, liquid hedge funds and permanent capital vehicles, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $1.2 million decrease in discretionary bonus accruals and (iii) a $6.3 million decrease in equity based compensation.  These decreases were partially offset by (i) a $7.0 million increase in profit-sharing expenses primarily related to our credit PE funds and Principal Performance Payments in our private equity and credit businesses as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods and (ii) a $2.8 million increase in other payroll, taxes and benefits primarily as a result of an increase in severance and health benefit costs.

The decrease in general, administrative and other expenses was primarily due to decreases of (i) $4.2 million in professional fees, (ii) $1.4 million in market data costs primarily related to our liquid hedge fund business, and (iii) $4.2 million in general and other expenses. These decreases were partially offset by an increase of $0.9 million in depreciation and amortization.

The increase in interest expense of $2.2 million primarily related to an increase in the average outstanding debt balance for the three months ended March 31, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

Current and Future Compensation Expense

We seek to compensate our employees in a manner that aligns their compensation with the creation of long-term value for our shareholders. We aim to reward sustained financial and operational performance for all of our businesses and to motivate key employees to remain with us for long and productive careers. We must achieve our goals of alignment, motivation and retention, within the confines of current performance and liquidity. Aside from base salary, there are three significant components in our compensation structure.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2016 of $79.1 million with a weighted average recognition period of 3.9 years.

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

As of March 31, 2016, we have $1.0 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $492.6 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Three months ended March 31

Other income (loss) was $(40.2) million, for the three months ended March 31, 2016, a net decrease of $247.8 million, compared to $207.7 million for the three months ended March 31, 2015. Other income (loss) for the three months ended March 31, 2015 included a non-cash gain of $134.4 million relating to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, other income (loss) for the three months ended March 31, 2016 decreased by $113.4 million compared to $73.3 million for the three months ended March 31, 2015. The net decrease of $113.4 million is primarily related to (i) a net decrease of $62.5 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and liquid hedge funds for the three months ended March 31, 2016 as compared to the prior period, (ii) a net realized and unrealized loss of $13.2 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended March 31, 2016, as compared to a net realized and unrealized gain of $1.1 million in the prior period, resulting in a net decrease of $14.3 million and (iii) a net decrease in realized and unrealized losses of $37.9 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity companies for the three months ended March 31, 2016, as compared to the prior period. These decreases were partially offset by a $1.7 million gain on the sale of certain software and technology-related assets to Graticule during the three months ended March 31, 2016.

Income Taxes

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

For the three months ended March 31, 2016 and 2015, Fortress recognized income tax expense of $0.8 million and $18.4 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Three Months Ended March 31, 2016 vs. 2015
Change in pre-tax income applicable to Class A Shareholders (A)	$(20,965)
Change in foreign and state income taxes (B)	(4,063)
Change in mix of business (C)	7,539
Change in deferred tax asset valuation allowance and related adjustments (D)	(447)
Tax receivable agreement liability adjustment (E)	945
Change in tax credits and other deductions	(625)
Total change (F)	$(17,616)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)	Primarily related to the change in the amount of pre-tax income of Fortress Operating Group.

(C)
For the three months ended March 31, 2016, the amount of income passed through to shareholders was lower when compared to the three months ended March 31, 2015, resulting in an increase in income tax expense in 2016. In 2016, we generated less unrealized gains and certain other income, which is passed directly to shareholders, resulting in an increase in taxable income.

(D)	Primarily related to the change in the portion of the deferred tax asset that only would be realized in connection with future capital gains and therefore required a full valuation allowance.

(E)
Relates to the tax receivable agreement (discussed in Note 5 to our consolidated financial statements included herein) which is not tax deductible and represents a significant permanent tax/GAAP difference.

(F)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $52.2 million to $(7.4) million, a decrease of $59.6 million, primarily attributable to (i) a decrease of $59.6 million in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee and (ii) a less than $0.1 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The $59.6 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $61.2 million decrease in Fortress's shareholders' net income in Fortress Operating Group during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. These decreases were partially offset by a net increase of $1.6 million resulting from the dilution of non-controlling interests in Fortress Operating Group related to the delivery of restricted stock awards and the purchase of Fortress Operating Group units from a former principal which was partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units.

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

a.
for equity method investments in the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, including dividends, from these funds, less (b) impairment with respect to these funds, if necessary, less (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on options held in the publicly traded permanent capital vehicles,

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

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5 to our consolidated financial statements included herein).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment revenues
Management Fees	$25,758	$29,140	$(3,382)
Incentive Income	—	—	—
Segment revenues — total	$25,758	$29,140	$(3,382)
Pre-tax distributable earnings	$14,446	$14,998	$(552)

Three months ended March 31

Pre-tax distributable earnings decreased by $0.6 million primarily due to:

Revenues

Management fees were $25.8 million for the three months ended March 31, 2016, a net decrease of $3.4 million, compared to $29.1 million for the three months ended March 31, 2015. Management fees decreased by $3.4 million primarily due to a decrease of (i) $2.7 million from Fund IV, Fund IV Coinvestment, FHIF and Fund V Coinvestment as a result of decreases in AUM due to return of capital distributions and a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $2.4 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of (i) $1.0 million from Fund V primarily as a result of an increase in the average market value of a certain portfolio company which impacted the computation of management fees as compared to the prior period and (ii) $0.8 million from Fortress Equity Partners and Italian NPL Opportunities Fund as a result of an increase in AUM due to capital contributed.

Expenses

Expenses were $10.2 million for the three months ended March 31, 2016, a net decrease of $4.0 million, compared to $14.2 million for the three months ended March 31, 2015.  The decrease of $4.0 million in expenses was primarily attributable to (i) a net decrease of $2.9 million in general and administrative and corporate allocable expenses for the three months ended March 31, 2016 and (ii) a $1.1 million net decrease in compensation and benefits expense for the three months ended March 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(1.1) million for the three months ended March 31, 2016, a decrease of $1.1 million, compared to less than $0.1 million for the three months ended March 31, 2015. The net investment loss of $1.1 million for the three months ended March 31, 2016 was primarily due to the impairment of a certain private equity investment.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment revenues
Management Fees	$27,302	$19,202	$8,100
Incentive Income	2,200	3,020	(820)
Segment revenues — total	$29,502	$22,222	$7,280
Pre-tax distributable earnings	$9,150	$4,109	$5,041

Three months ended March 31

Pre-tax distributable earnings increased by $5.0 million primarily due to:

Revenues

Management fees were $27.3 million for the three months ended March 31, 2016, an increase of $8.1 million, compared to $19.2 million for the three months ended March 31, 2015. Management fees increased by $8.1 million due to an increase of (i) $6.0 million from New Residential, New Senior, Eurocastle and New Media related to an increase in average AUM as a result of equity raised in 2015, (ii) $1.9 million related to a new management agreement as a result of the FTAI IPO and (iii) $0.2 million increase from Blue Harbor.

Incentive income was $2.2 million for the three months ended March 31, 2016, a net decrease of $0.8 million, compared to $3.0 million of incentive income recognized for the three months ended March 31, 2015. Incentive income decreased by $0.8 million primarily due to a decrease of $2.1 million related to New Residential for the three months ended March 31, 2016 as compared to the prior period and was partially offset by an increase of $1.0 million and $0.7 million related to Eurocastle and New Media, respectively.

Expenses

Expenses were $21.0 million for the three months ended March 31, 2016, a net increase of $2.5 million, compared to $18.5 million for the three months ended March 31, 2015. The increase of $2.5 million in expenses was primarily attributable to (i) a $2.0 million net increase in compensation and benefits expense, (ii) a $1.0 million increase in accruals for Principal Performance Payments and (iii) a $0.5 million increase in profit sharing expense related to the three months ended March 31, 2016, as compared to the prior period. These increases were partially offset by a decrease of $1.0 million in general and administrative and corporate allocable expenses for the three months ended March 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $0.7 million for the three months ended March 31, 2016, a net increase of $0.4 million, compared to $0.3 million for the three months ended March 31, 2015. The increase of $0.4 million in net income was primarily attributable to an increase in dividends from our direct investments in permanent capital vehicles.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment revenues
Management Fees	$37,099	$29,664	$7,435
Incentive Income	7,196	23,165	(15,969)
Segment revenues — total	$44,295	$52,829	$(8,534)
Pre-tax distributable earnings	$14,262	$21,731	$(7,469)

Three months ended March 31

Pre-tax distributable earnings decreased by $7.5 million primarily due to:

Revenues

Management fees were $37.1 million for the three months ended March 31, 2016, a net increase of $7.4 million, compared to $29.7 million for the three months ended March 31, 2015. Management fees increased by $7.4 million primarily due to (i) an increase of $7.0 million related to the co-management agreement of the Mount Kellett Funds which began in July 2015, (ii) a $0.5 million increase related to the JP Funds, which Fortress began managing in March 2016 and (iii) a $0.2 million increase from the Fortress Japan Income Fund. These increases were partially offset by a $0.3 million decrease in management fees from the Worden Funds and Value Recovery Funds as compared to the prior period.

Incentive income, which is determined on a fund-by-fund basis, was $7.2 million for the three months ended March 31, 2016, a net decrease of $16.0 million, compared to $23.2 million for the three months ended March 31, 2015. Incentive income decreased by $16.0 million primarily due to decreases of $14.9 million and $0.9 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the three months ended March 31, 2016 as compared to the prior period. These decreases were partially offset by $0.2 million in incentive income from Fortress Japan Income Fund for the three months ended March 31, 2016.

Expenses

Expenses were $30.2 million for the three months ended March 31, 2016, a net decrease of $1.9 million, compared to $32.1 million for the three months ended March 31, 2015. The decrease of $1.9 million in expenses was primarily attributable to (i) a decrease of $8.5 million in profit sharing expense related to the decrease of incentive income described above for the three months ended March 31, 2016, as compared to the prior period and (ii) a decrease of $1.0 million in accruals for Principal Performance Payments. These decreases were partially offset by (i) a net increase of $6.2 million in compensation and benefits expense and (ii) an increase of $1.4 million in general and administrative expenses and corporate allocable expenses as compared to the prior period.

Net Investment Income

Net investment income was $0.1 million for the three months ended March 31, 2016, a decrease of $0.9 million, compared to $1.0 million for the three months ended March 31, 2015. Net investment income decreased by $0.9 million primarily due to a $0.7 million decrease in earnings from our investments in our credit hedge funds.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment Revenues
Management Fees	$30,842	$26,348	$4,494
Incentive Income	52,793	24,148	28,645
Segment revenues — total	$83,635	$50,496	$33,139
Pre-tax distributable earnings	$28,112	$7,029	$21,083

Three months ended March 31

Pre-tax distributable earnings increased by $21.1 million primarily due to:

Revenues

Management fees were $30.8 million for the three months ended March 31, 2016, a net increase of $4.5 million, compared to $26.3 million for the three months ended March 31, 2015. Management fees increased by $4.5 million primarily due to an increase of (i) $3.6 million related to Japan Opportunities Fund III and Real Estate Opportunities Fund II as a result of additional AUM raised subsequent to the first quarter of 2015 and for which fees are based on capital commitments of the funds, (ii) $3.0 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in average AUM and (iii) $0.4 million related to Global Opportunities Fund II, which began earning fees in July 2015. These increases were offset by a decrease of (i) $1.9 million related to Credit Opportunities Funds I, II, III and related managed accounts, (ii) $0.4 million related to Japan Opportunities Funds I and II and (iii) $0.3 million related to Long Dated Value Funds and Real Assets Fund, primarily related to net capital distributions subsequent to the first quarter of 2015.

Incentive income was $52.8 million for the three months ended March 31, 2016, a net increase of $28.6 million, compared to $24.1 million for the three months ended March 31, 2015. Incentive income increased by $28.6 million due to an increase of (i) $31.8 million in incentive income received from the Credit Opportunities Funds and related managed accounts and (ii) $6.2 million in incentive income received from Japan Opportunities Fund. These increases were partially offset by a decrease of $9.1 million and $0.3 million in incentive income received from Japan Opportunities Fund II and the Real Estate Opportunities Funds, respectively.

Expenses

Expenses were $58.7 million for the three months ended March 31, 2016, a net increase of $14.0 million, compared to $44.7 million for the three months ended March 31, 2015. The increase of $14.0 million in expenses was primarily attributable to (i) an increase of $12.8 million in profit sharing compensation expense related to the recognition of incentive income described above and (ii) a net increase of $1.4 million in compensation and benefits expense for the three months ended March 31, 2016, as compared to the prior period. These increases were partially offset by a decrease of $0.5 million in general and administrative expenses and certain corporate allocable expenses.

Net Investment Income

Net investment income was $3.2 million for the three months ended March 31, 2016, a net increase of $2.0 million, compared to $1.2 million for the three months ended March 31, 2015. Net investment income increased by $2.0 million primarily due to an increase in distribution of earnings related to realization events in credit PE funds for the three months ended March 31, 2016, as compared to the prior period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment revenues
Management Fees	$6,636	$20,989	$(14,353)
Incentive Income	1,471	891	580
Segment revenues — total	$8,107	$21,880	$(13,773)
Pre-tax distributable earnings (loss)	$1,446	$9,590	$(8,144)

Three months ended March 31

Pre-tax distributable earnings decreased by $8.1 million primarily due to:

Revenues

Management fees were $6.6 million for the three months ended March 31, 2016, a net decrease of $14.4 million, compared to $21.0 million for the three months ended March 31, 2015. Management fees decreased by $14.4 million primarily due to a decrease of (i) $13.2 million from the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015 and (ii) $2.1 million from Fortress Partners Funds, Drawbridge Global Macro Funds and Fortress Convex Asia Funds as a result of a decrease in AUM due to redemptions. These decreases were partially offset by an increase of (i) $0.6 million in fees related to our affiliated manager platform and (ii) $0.4 million related to Fortress Centaurus Global Funds as a result of an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $1.5 million for three months ended March 31, 2016, a net increase of $0.6 million, compared to $0.9 million for the three months ended March 31, 2015. Incentive income increased by $0.6 million primarily due to an increase of $0.9 million in incentive income generated by the Fortress Partners Funds. This increase was partially offset by a decrease of $0.3 million in incentive income related to the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015.

Expenses

Expenses were $9.7 million for the three months ended March 31, 2016, a net decrease of $15.0 million, compared to $24.7 million for the three months ended March 31, 2015. The decrease of $15.0 million in expenses was primarily attributable to (i) a decrease of $6.5 million and $4.6 million in compensation and benefits expense and general and administrative expenses and corporate allocable expenses, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015, and (ii) a decrease of $3.5 million in profit sharing compensation expense for the three months ended March 31, 2016, as compared to the prior period.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $0.9 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively, related to our interests in Affiliated Managers which began in January 2015. The decrease in earnings from Affiliated Managers was primarily due to a decrease in Graticule’s earnings, which was primarily a result of a decrease in incentive income and partially offset by a decrease in operating expenses.

Net Investment Income

Net investment income was $2.2 million for the three months ended March 31, 2016, a net decrease of $0.9 million, compared to $3.1 million for the three months ended March 31, 2015. Net investment income decreased by $0.9 million primarily due to (i) a $2.4 million decrease in distribution of earnings related to realization events in special investments in our liquid hedge funds and (ii) a $2.2 million decrease in earnings from our investments in our liquid hedge funds for the three months ended March 31, 2016, as compared to the prior period. These decreases were partially offset by (i) a $2.2 million decrease in impairment charges with respect to our special investments in our liquid hedge funds for the three months ended March 31, 2016, as compared to the prior period and (ii) a $1.7 million gain recognized from the sale of certain software and technology-related assets during the three months ended March 31, 2016.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Segment Revenues
Management Fees	$13,588	$13,261	$327
Incentive Income	—	134	(134)
Segment revenues — total	$13,588	$13,395	$193
Pre-tax distributable earnings (loss)	$775	$(1,119)	$1,894

Three months ended March 31

Pre-tax distributable earnings (loss) increased by $1.9 million primarily due to:

Revenues

Management fees were $13.6 million for the three months ended March 31, 2016, a net increase of $0.3 million, compared to $13.3 million for the three months ended March 31, 2015. Management fees increased by $0.3 million due to an increase in the average management fee rate earned by Logan Circle.

There was no incentive income for the three months ended March 31, 2016, a decrease of $0.1 million compared to the three months ended March 31, 2015.

Expenses

Expenses were $12.9 million for the three months ended March 31, 2016, a decrease of $1.4 million, compared to $14.3 million for the three months ended March 31, 2015. The decrease of $1.4 million in expenses was primarily attributable to a decrease of $1.4 million in general and administrative expenses and corporate allocable expenses.

Net Investment Income

Net investment income was $0.1 million for the three months ended March 31, 2016, an increase of $0.4 million, compared to net investment income (loss) of $(0.3) million for the three months ended March 31, 2015. Net investment income increased by $0.4 million primarily as a result of a $0.5 million loss on investments sold during the three months ended March 31, 2015.

Unallocated

	Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$
Pre-tax distributable loss	$(3,734)	$(1,141)	$(2,593)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Three months ended March 31

Pre-tax distributable loss increased by $2.6 million primarily due to an increase of (i) $2.2 million in interest expense primarily related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and (ii) $0.5 million in foreign currency translation losses for the three months ended March 31, 2016, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2016:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$3,851	$—	3,851	$ N/A
Fund IV and Fund IV Coinvestment	60,614	24,883	35,731	N/A
Fund V and Fund V Coinvestment	165,213	10,394	154,819	N/A
Long Dated Value Funds	17,633	7,453	10,180	N/A
Real Assets Funds	5,410	—	5,410	N/A
Credit Opportunities Funds	114,051	68,923	45,128	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	31,853	13,577	18,281	(5)
Real Estate Opportunities Funds	12,769	9,712	3,057	N/A
MSR Opportunities Funds	2,552	2,147	405	N/A
Italian NPL Opportunities Fund	3,721	3,460	261	N/A
Other Funds (combined)
Private investment #1	277,234	207,349	69,885	N/A
Private investment #2	48,227	553	47,674	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	1,472	78	1,394	N/A
Newcastle (NYSE: NCT)	748	60	688	N/A
New Residential (NYSE: NRZ)	6,031	413	5,618	N/A
New Media (NYSE: NEWM)	1,246	54	1,192	N/A
New Senior (NYSE: SNR)	1,780	229	1,551	N/A
FTAI (NYSE: FTAI) (D)	4,025	6,283	N/A	(2,258)
Other
Hedge fund sidepocket investments	40,803	19,124	22,013	(334)
Direct investments - Other	68,266	31,925	38,136	(1,795)
Total	$867,499	$406,617	$465,274	$(4,392)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $3.4 million as of March 31, 2016.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2016, amounts due from our funds included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of March 31, 2016, we also had past due amounts of $12.2 million in management fees and $6.9 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $225.6 million as of March 31, 2016, our available draws under our credit facility of $167.3 million as of March 31, 2016, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of March 31, 2016, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” section herein.

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

Our outstanding capital commitments as of March 31, 2016 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66
Italian NPL Opportunities Fund	6,886
A&K Global Health	39
Starcastle	418

Credit PE Funds
Credit Opportunities Fund	4,579
Credit Opportunities Fund II	2,284
Credit Opportunities Fund III	4,695
Credit Opportunities Fund IV	4,799
FCO Managed Accounts	43,425
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	71
Real Assets Fund	11,068
Japan Opportunity Fund	4,614
Japan Opportunity Fund II	15,290
Japan Opportunity Fund III	10,281
Global Opportunities Fund	705
Global Opportunities Fund II	1,001
Life Settlements Fund	54
Life Settlements Fund MA	35
Real Estate Opportunities Fund	704
Real Estate Opportunities Fund II	9,744
Real Estate Opportunities REOC Fund	60
CFT Co-invest Fund	227
Karols Development Co	2,699
Other	128
Total	$149,366

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of March 31, 2016 are as follows:

April 1, 2016 to December 31, 2016	$18,919
2017	17,454
2018	24,818
2019	23,317
2020	22,171
2021	21,158
Thereafter	245,493
Total	$373,330

Debt Obligations

As of March 31, 2016, our debt obligations consisted of our credit agreement and promissory note, as described below.

In January 2016, we entered into a new $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid our then existing credit agreement which had $75.0 million outstanding as of December 31, 2015. The 2016 Credit Agreement is not collateralized by any assets of Fortress. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021.

Increases in the interest rate on our debt obligations under the 2016 Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	March 31, 2016
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	155,677	155,677	5.00%	Nov 2017	N/A
Total	$260,677	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of March 31, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of March 31, 2016, the outstanding balance was approximately $640.5 million including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

The borrower and the guarantors are required to prepay any amounts outstanding under the 2016 Credit Agreement upon the occurrence of certain events.

The events of default under the 2016 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the 2016 Credit Agreement would likely have a material, adverse impact on our liquidity.

The 2016 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the borrower, the guarantors and certain of their subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of March 31, 2016.

	March 31, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$45,502	(A)
Consolidated Leverage Ratio	≤	2.50	0.71	(B)
Consolidated Interest Coverage Ratio	≥	4.00	31.52	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the 2016 Credit Agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the 2016 Credit Agreement. Adjusted Net Funded Indebtedness and Consolidated EBITDA are computed as shown below (in millions). Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves (except when paid) or gains and losses, including impairment, on investments.

March 31, 2016
(in millions)
Outstanding debt	$260.7
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$263.4

Twelve Months Ended March 31, 2016
(in millions)
Fortress Investment Group LLC net income	$73.7
Depreciation and amortization, interest expense and income taxes	90.2
Extraordinary or non-recurring gains and losses	(0.5)
Incentive Income Adjustment	44.8
Other Income Adjustment	131.3
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	22.6
Non-controlling interest and tax receivable agreement adjustments	8.2
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	1.2
Consolidated EBITDA	$371.5
Interest charges	$11.8

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On May 4, 2016, Fortress declared a cash dividend of $0.20 per Class A share, comprised of a base quarterly cash dividend of $0.09 per Class A share for the first quarter of 2016 and a special cash dividend of $0.11 per Class A share. The dividend is payable on May 20, 2016 to holders of record of Class A shares on May 17, 2016.

On February 24, 2016, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. The dividend was paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.0 million.

During the three months ended March 31, 2016, Fortress Operating Group declared distributions of $12.7 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(135.9) million and $(153.6) million during the three months ended March 31, 2016 and 2015, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees increased by $3.2 million in 2016 from 2015. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased in aggregate within our alternative and traditional investment businesses from 2015 to 2016 (private equity funds decreased by $(1.7) billion, permanent capital vehicles increased by $2.2 billion, credit hedge funds increased by $2.6 billion, credit PE funds increased by $2.1 billion, liquid hedge funds decreased by $(3.4) billion and Logan Circle decreased by $(0.9) billion) as a result of capital raising, including new fund formation, and returns, partially offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based primarily on profitable realization events within private equity funds and credit PE funds. A $93.9 million decrease in cash incentive income received was mainly due to a decrease in incentive related to the publicly traded permanent capital vehicles and private equity funds, including the repayment of our clawback obligation to Fund III related to prior incentive income distributions.

Cash received as Distributions of Earnings from Equity Method Investments decreased $6.8 million from 2015 as a result of a decrease of realization events within certain funds.

Cash paid for compensation decreased by $78.5 million from the three months ended March 31, 2015 to March 31, 2016. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2016 and 2015 primarily related to bonuses and profit sharing earned in 2015 and 2014, respectively.

Cash paid for taxes increased $2.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cash collected, net of cash distributed, from affiliates increased $9.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Net cash provided by (used in) operating activities by consolidated funds increased by $13.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Investing Activities

Our net cash flow provided by (used in) investing activities was $95.4 million and $112.4 million during the three months ended March 31, 2016 and 2015, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(6.5) million and $(7.7) million during the three months ended March 31, 2016 and 2015, respectively, (ii) distributions of capital from equity method investees of $106.8 million and $107.4 million during three months ended March 31, 2016 and 2015, respectively, (iii) purchases of fixed assets of $(4.9) million and $(4.4) million during these periods, respectively, (iv) the purchase of $(0.9) million of securities during the three months ended March 31, 2015 and (v) $18.1 million from the sale of securities during the three months ended March 31, 2015.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(73.7) million and $(204.7) million during the three months ended March 31, 2016 and 2015, respectively.  Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(19.3) million and $(86.0) million during three months ended March 31, 2016 and 2015, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(22.6) million and $(21.1) million during three months ended March 31, 2016 and 2015, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.1 million during three months ended March 31, 2016 and 2015, (iv) dividend and dividend equivalent payments of $(18.0) million and $(86.4) million during three months ended March 31, 2016 and 2015, respectively, (v) our borrowing of $175.0 million and debt repayment of $(145.0) million in connection with the 2016 Credit Agreement, in addition to $(3.3) million of payments for deferred financing costs, (vi) payments related to the purchase agreement with Nomura of $(10.6) million and $(9.7) million during three months ended March 31, 2016 and 2015, respectively, (vii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the three months ended March 31, 2016, (viii) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(6.5) million during three months ended March 31, 2016 and (ix) capital distributions relating to redeemable non-controlling interests of $(1.6) million during the three months ended March 31, 2015.

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

As of March 31, 2016, the investment vehicles in which Fortress held a variable interest were comprised of 58 VIEs and 102 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, “Financial Statements - Investments and Fair Value.”

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2016. As of March 31, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

				Liquid Hedge Funds (B)
	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Fortress Partners Funds	Other Funds		Total Fund Holdings
Basis for Determining Fair Value					Long	Short
1. Quoted market prices	3%	2%	3%	4%	67%	80%	4%
2. Other observable market parameters	24%	8%	1%	1%	7%	20%	10%
3. Significant unobservable market parameters (A)	73%	90%	96%	95%	26%	—%	86%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 96% and 28% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)
The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds. Liquid hedge funds excludes Affiliated Managers.

As of March 31, 2016, $7.2 billion of investments in our private equity funds, $10.2 billion of investments in our credit hedge funds, $11.2 billion of investments in our credit PE funds and $0.4 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2016, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$2.0 million or ($2.2 million) (A)	$19.5 million or ($19.5 million)	$0.3 million or ($1.2 million) (A)	$0.2 million or ($0.2 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$43.7 million or ($43.7 million)	$6.6 million or ($6.6 million)	$17.7 million or ($17.7 million)	$3.6 million or ($3.6 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2016, $2.3 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2016 is the current reset date.

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

2012	$80.9
2013	$90.7
2014	$150.9
2015: Estimated	$143.9
2016: Estimated	$103.0
2017 - 2023: Average Required	$84.4

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Early adoption is permitted. Fortress is currently evaluating the potential impact of adoption of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. The new standard is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 will require measuring equity investments (excluding those accounted for under the equity method, those that result in consolidation and certain other investments) at fair value and recognize the changes in fair value in net income. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 is effective for Fortress beginning January 1, 2016, and is to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on Fortress's consolidated balance sheets and consolidated statements of operations.

The FASB has recently issued or discussed a number of proposed standards. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Contractual Obligations

As of March 31, 2016, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our total future contractual obligations decreased from $1,181.7 million as of December 31, 2015 to $1,124.8 million as of March 31, 2016.

Our total operating lease agreement obligations decreased from $378.0 million as of December 31, 2015 to $373.3 million as of March 31, 2016.

Our debt obligations payable increased from $242.0 million as of December 31, 2015 to $282.9 million as of March 31, 2016, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of December 31, 2015. There was no intrinsic clawback as of March 31, 2016.

Our estimated liability under the tax receivable agreement increased from $264.6 million as of December 31, 2015 to $267.3 million as of March 31, 2016.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $153.7 million as of December 31, 2015 to $149.4 million as of March 31, 2016.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of March 31, 2016 (in thousands):

Assets:
Investments	$977,996
Investments in options	27,932

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2016, approximately 35% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2016 would increase or decrease undistributed incentive income by $263.2 million or $(286.7) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on March 31, 2016 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2016 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (D)	$5.5	$ N/A	(E)	$56.2	$5.5	$ N/A	(E)	$ N/A
Permanent capital vehicles (F)	0.5	N/A		N/A	0.5	—		N/A
Credit
Hedge Funds	12.5	N/A	(G)	4.1	12.5	93.4		3.7
PE Funds	0.8	N/A	(E)	18.7	0.8	N/A	(E)	N/A
Liquid Hedge Funds	0.8	N/A	(H)	10.1	0.8	5.0		10.1
Total	$20.1	$—		$89.1	$20.1	$98.4		$13.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income (G)
Private Equity
Funds (D)	$(5.7)	$ N/A	(E)	$(56.2)	$(5.7)	$ N/A	(E)	$ N/A
Permanent capital vehicles (F)	(0.5)	N/A		N/A	(0.5)	—		N/A
Credit
Hedge Funds	(12.5)	N/A	(G)	(4.1)	(12.5)	$(6.0)		$(3.7)
PE Funds	(1.7)	N/A	(E)	(18.7)	(1.7)	N/A	(E)	N/A
Liquid Hedge Funds	(0.8)	N/A	(H)	(10.1)	(0.8)	—		(10.1)
Total	$(21.2)	$—		$(89.1)	$(21.2)	$(6.0)		$(13.8)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.2 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
For the private equity funds, the changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million and $(0.1) million, respectively.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of March 31, 2016, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Financial Services and Assets	35%
Transportation and Infrastructure	30%
Senior Living	13%
Real Estate	16%
Other	6%
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

(F)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $13.6 million or $(11.0) million, respectively, and compensation and benefits expense would increase by $2.0 million or decrease by $1.5 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2016, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities (including Eurocastle, the Global Opportunities Funds, the Japan Opportunity Funds, the Italian NPL Opportunities Fund, and investing vehicles in Japan and the CFT Co-invest Fund) are exposed to foreign exchange risk. As of March 31, 2016, we had a $2.5 million investment in Eurocastle (including options held), which is accounted for at fair value. We also had $23.4 million of investments in the Global Opportunities Funds, the Japan Opportunity Funds and investing vehicles, the Italian NPL Opportunities Fund and the CFT Co-invest Fund. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2016, we estimate the carrying value as of March 31, 2016 on these investments would increase by $2.6 million or a decrease by $2.6 million. Also, we estimate the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts, related to the Japanese Yen, used to economically hedge future revenues would result in an increase of $23.3 million or a decrease of $27.3 million in our unrealized gains and losses. In addition, we held $23.1 million of foreign-denominated cash as of March 31, 2016.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. We might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate lesser revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Furthermore, in recent years, various legislative and regulatory bodies have focused on the issue of compensation in the financial services industry.  In Europe, due to the nature and scope of our activities there, we do not anticipate the remuneration regulations in the European Union will have a material impact on our existing compensation structure. In the U.S., the SEC recently proposed mandatory clawback rules which would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by such investment professionals.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles, and the holders of a simple majority of the outstanding shares of our publicly traded permanent capital vehicles, have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. In the past, shareholders in certain of our permanent capital vehicles have from time to time attempted to place pressure on the boards of directors of such vehicles through the use of so-called “activist” tactics, such as threats to wage proxy fights for control of such boards. In the event that an activist shareholder were to acquire control of the board of a permanent capital vehicle, such shareholder may acquire the legal ability to direct the termination of our management agreement with such vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the SEC, the Commodity Futures Trading Commission (“CFTC") or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

•	oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

•	regulation by the Federal Reserve of non-bank institutions;

•	prohibitions on insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds;

•	new registration, recordkeeping and reporting requirements for private fund investment advisers;

•	comprehensive regulation of the OTC derivatives markets;

•	minimum equity retention requirements for issuers of asset-backed securities;

•	the establishment of a bureau of consumer financial protection;

•	new requirements and higher liability standards on credit rating agencies;

•	increased disclosure of executive compensation, limitations on excessive incentive compensation and mandatory shareholder votes on executive compensation; and

•	additional risk retention requirements for originators of asset-backed securities.

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

Furthermore, federal banking and housing agencies finalized rules implementing the 5% “risk retention” requirement under Dodd-Frank for originators of asset-backed securities (the “U.S. Risk Retention Rules”). The Risk Retention Rules become effective on December 24, 2016, in respect of collateralized loan obligations (“CLOs”) and require at least 5% of credit risk of the securitized assets to be retained directly, or through a majority-owned affiliate, by a “securitizer” or “sponsor”. In the case of a CLO, this is considered to be the collateral manager. The U.S. Risk Retention Rules are not yet in effect but may have a negative impact on any CLO managed by us issued, or refinanced, re-priced or materially amended, after they become effective. There is also currently no assurance that CLOs outstanding prior to the U.S. Risk Retention Rules become effective will be, or continue to be, grandfathered after such date. The provisions of the U.S. Risk Retention Rules may, therefore, have an adverse effect on us and our ability or desire to manage CLOs, on the holders of any notes issued by our CLOs, or on the primary or secondary market for CLO securities generally, including the level of liquidity and trading of CLO securities, which may in turn have an adverse effect on our managing CLOs.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO is required to satisfy these rules, but these rules are in the process of being modified. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented in mid-2016 and a new version of the Markets in Financial Instruments Directive is currently being developed, both of which may also impose additional costs on the operation of our business in Europe.

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

With respect to our credit hedge funds and liquid hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of March 31, 2016, the investment performance of certain hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

We entered into a new credit agreement in January 2016, which we also refer to as the " 2016 Credit Agreement", for a new unsecured revolving facility, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which, $167.3 million was available to be drawn as of March 31, 2016. The new revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable

LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income

(loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2016, amounts due from our funds included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of March 31, 2016, we also had past due amounts of $12.2 million of management fees and $6.9 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $60.3 million during the three months ended March 31, 2016 and $773.3 million for the year ended December 31, 2015. Our liquid hedge funds (excluding the Fortress Macro Funds and related managed accounts) received redemption requests from fee paying investors for a total of $38.9 million and $39.1 million during the three months ended March 31, 2016 and 2015, respectively. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. During the three months ended March 31, 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of March 31, 2016, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

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

Our funds enter into numerous types of financing arrangements with counterparties globally, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Generally, funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties. Our funds may also experience counterparty concentration risk with respect to partners in coinvestments.

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

Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $60.3 million during the three months ended March 31, 2016 and $773.3 million for the year ended December 2015. Our liquid hedge funds (excluding the Fortress Macro Funds and related managed accounts) received redemption requests from fee paying investors for a total of $38.9 million and $39.1 million during the three months ended March 31, 2016 and 2015, respectively. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation. See "—Assets Under Management —Redemptions."

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the Euro. Instability of the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone and the potential effects of government intervention intended to address it could materially adversely affect our business. Similarly, we manage several investment funds that are focused on Japan, and the Japanese economy has experienced periods of fiscal and economic volatility recently. We may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our investments and businesses in Japan.

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

Our principals currently control 44.7% of the combined voting power of our outstanding Class A and Class B shares. Accordingly, our principals have significant influence over our management and affairs. In addition, they are able to significantly influence the outcome of matters requiring shareholder approval and a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of voting power in our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our Company, and might ultimately affect the market price of the Class A shares.

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

•
10% indebtedness: any incurrence of indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•
10% share issuance: any issuance by us, in any transaction or series of related transactions, of equity or equity-related securities that would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly owned subsidiaries, or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders agreement;

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board has elected to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders. Furthermore, our Board of Directors may choose to utilize funds that would otherwise be available to pay dividends on our Class A shares for other uses, such as share repurchases. For example, in November 2015, we repurchased a portion of our equity for $255.7 million from a retiring principal, and in March 2016 we completed a modified "Dutch auction" self-tender offer and purchased a portion of our Class A shares for $22.8 million.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a reversal of our recent history of paying quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the Company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals, and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2017;

•	closure of funds, including the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2016, we had 403,596,080 outstanding Class A shares on a fully diluted basis, including 105,417,902 resulting from vested equity compensation granted pursuant to our equity incentive plan, 17,696,947 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,218,839 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of March 31, 2016, 57,260,160 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2016, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of March 31, 2016, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 3,198,881 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Mr. Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, we purchased from Mr. Novogratz 56,817,035 Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In January 2016, we issued 1.6 million Class A shares to a principal in connection with the vesting of dividend paying RSUs (excluding the issuance of 0.6 million Class A shares to Mr. Novogratz in connection with the vesting of dividend paying RSUs).

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

Our principals (and a former senior employee) beneficially own all of our Class B shares. Class B shares currently represent 43.9% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to significantly influence matters requiring the approval of shareholders and a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' significant influence over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

We cannot match transferors and transferees of our Class A shares, and we have therefore adopted certain income tax accounting positions that may not conform to all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A shares.

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

10.29
Separation Agreement and Release Agreement dated November 24, 2015, by and between Michael E. Novogratz and FIG LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2016 (File No. 001-33294), Exhibit 10.29).

10.30
Purchase Agreement dated November 24, 2015, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Michael E. Novogratz and the trusts party thereto (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2016 (File No. 001-33294), Exhibit 10.30).

10.31
Credit Agreement, dated as of January 15, 2016, among FIG LLC, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A., as syndication agent, Industrial and Commercial Bank of China Ltd, New York Branch, as documentation agent, and the lenders party thereto (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2016 (File No. 001-33294), Exhibit 10.34).

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

May 5, 2016

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 5, 2016

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 5, 2016