Form 10-Q
period 2016-06-30
Fortress Investment Group LLC
filed 2016-07-28
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Class A Shares: 216,532,484 outstanding as of July 22, 2016.
Class B Shares: 169,514,478 outstanding as of July 22, 2016.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

Set forth below is information about certain terms used in this Quarterly Report on Form 10-Q:

‘‘Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage or co-manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. In addition, AUM includes management fee paying assets managed by autonomous businesses in which we retain a minority interest. Our AUM equals the sum of:

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens and Randal Nardone, collectively, as well as Michael Novogratz until his retirement in January 2016. The principals significantly influence the public company through their ownership of the public company’s Class B shares. The Class B shares and the Class A shares are each entitled to one vote per share. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$278,937	$339,842
Due from affiliates	178,837	273,811
Investments	936,530	1,055,789
Investments in options	40,432	30,427
Deferred tax asset, net	434,150	427,102
Other assets	114,291	148,310
Total Assets	$1,983,177	$2,275,281

Liabilities and Equity
Accrued compensation and benefits	$184,642	$318,750
Due to affiliates	346,250	365,218
Deferred incentive income	366,983	332,329
Debt obligations payable	260,677	230,677
Other liabilities	98,269	86,503
Total Liabilities	1,256,821	1,333,477

Commitments and Contingencies

Redeemable Non-controlling Interests	—	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 216,532,484
and 216,790,409 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,514,478
shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	1,932,021	1,988,707
Retained earnings (accumulated deficit)	(1,451,241)	(1,415,113)
Accumulated other comprehensive income (loss)	(4,404)	(2,909)
Total Fortress shareholders’ equity	476,376	570,685
Principals’ and others’ interests in equity of consolidated subsidiaries	249,980	371,119
Total Equity	726,356	941,804
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,983,177	$2,275,281

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Management fees: affiliates	$126,388	$150,936	$253,778	$278,643
Management fees: non-affiliates	14,192	14,966	27,611	30,257
Incentive income: affiliates	22,160	82,158	53,938	106,381
Incentive income: non-affiliates	9,411	296	9,862	296
Expense reimbursements: affiliates	56,148	53,991	111,439	108,556
Expense reimbursements: non-affiliates	1,649	3,568	2,806	6,816
Other revenues (affiliate portion disclosed in Note 6)	2,758	2,573	4,889	4,228
Total Revenues	232,706	308,488	464,323	535,177

Expenses
Compensation and benefits	191,279	199,108	355,484	377,996
General, administrative and other	38,770	45,185	71,896	88,166
Depreciation and amortization	5,821	12,768	12,087	18,099
Interest expense	2,982	1,039	6,019	1,878
Transfer of interest in Graticule (see Note 1)	—	—	—	101,000
Total Expenses	238,852	258,100	445,486	587,139

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(7,266)	(6,787)	(23,939)	24,774
Tax receivable agreement liability adjustment	—	(7,500)	(2,699)	(7,500)
Earnings (losses) from equity method investees	(9,107)	(36,321)	(29,887)	5,387
Gain on transfer of Graticule (see Note 1)	—	—	—	134,400
Total Other Income (Loss)	(16,373)	(50,608)	(56,525)	157,061

Income (Loss) Before Income Taxes	(22,519)	(220)	(37,688)	105,099
Income tax benefit (expense)	(4,072)	5,199	(4,855)	(13,200)
Net Income (Loss)	$(26,591)	$4,979	$(42,543)	$91,899
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(12,146)	$1,653	$(19,572)	$53,876
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	10	—	(6)
Net Income (Loss) Attributable to Class A Shareholders	(14,445)	3,316	(22,971)	38,029
	$(26,591)	$4,979	$(42,543)	$91,899
Dividends declared per Class A share	$0.20	$0.08	$0.28	$0.46

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$(0.07)	$0.01	$(0.11)	$0.16
Net income (loss) per Class A share, diluted	$(0.07)	$0.00	$(0.11)	$0.16
Weighted average number of Class A shares outstanding, basic	216,733,660	216,183,181	218,790,533	215,985,577
Weighted average number of Class A shares outstanding, diluted	216,733,660	449,210,362	218,790,533	222,210,732

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss) (net of tax)
Net income (loss)	$(26,591)	$4,979	$(42,543)	$91,899
Foreign currency translation income (loss)	(3,209)	526	(3,312)	(372)
Comprehensive income (loss) from equity method investees	(37)	—	(167)	—
Total comprehensive income (loss)	$(29,837)	$5,505	$(46,022)	$91,527
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$(13,983)	$1,949	$(21,553)	$53,568
Comprehensive income (loss) attributable to redeemable non-controlling interests	—	10	—	(6)
Comprehensive income (loss) attributable to Class A shareholders	(15,854)	3,546	(24,469)	37,965
	$(29,837)	$5,505	$(46,022)	$91,527

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$(2,909)	$570,685	$371,119	$941,804
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	39,486	39,486
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(132,061)	(132,061)
Dividends declared	—	—	(60,594)	—	—	(60,594)	—	(60,594)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(806)	—	—	(806)	(1,026)	(1,832)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	(480)	—	—	(480)	(26)	(506)
Director restricted share grant	157,519	—	426	—	—	426	335	761
Capital increase related to equity-based compensation (net of tax)	4,383,419	—	4,920	—	—	4,920	3,864	8,784
Repurchase of Class A shares (Note 8)	(4,798,863)	—	—	(13,157)	—	(13,157)	(10,307)	(23,464)
Dilution impact of equity transactions (Note 6)	—	—	(152)	—	3	(149)	149	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(22,971)	—	(22,971)	(19,572)	(42,543)
Foreign currency translation income (loss)	—	—	—	—	(1,426)	(1,426)	(1,886)	(3,312)
Comprehensive income (loss) from equity method investees	—	—	—	—	(72)	(72)	(95)	(167)
Total comprehensive income (loss)						(24,469)	(21,553)	(46,022)
Equity - June 30, 2016	216,532,484	169,514,478	$1,932,021	$(1,451,241)	$(4,404)	$476,376	$249,980	$726,356

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(42,543)	$91,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,087	18,099
Other amortization (included in interest expense)	445	390
(Earnings) losses from equity method investees	29,887	(5,387)
Distributions of earnings from equity method and other investees	15,316	23,756
(Gains) losses	23,939	(24,774)
Deferred incentive income	(44,619)	(65,709)
Deferred tax (benefit) expense	(2,194)	4,448
Options received from affiliates	—	(25,158)
Tax receivable agreement liability adjustment	2,699	7,500
Equity-based compensation	14,927	25,388
Options in affiliates granted to employees	3,409	5,681
Other	612	356
Transfer of interest in Graticule (see Note 1)	—	101,000
Gain on transfer of Graticule (see Note 1)	—	(134,400)
Cash flows due to changes in
Due from affiliates	47,239	18,392
Other assets	(6,288)	(5,927)
Accrued compensation and benefits	(98,142)	(157,551)
Due to affiliates	(20,943)	(17,007)
Deferred incentive income	63,595	74,610
Other liabilities	12,687	2,810
Purchase of investments by consolidated funds	(39,976)	(66,965)
Proceeds from sale of investments by consolidated funds	44,907	53,494
Receivables from brokers and counterparties	(1,816)	(211)
Due to brokers and counterparties	2,921	2,727
Net cash provided by (used in) operating activities	18,149	(72,539)
Cash Flows From Investing Activities
Contributions to equity method investees	(7,090)	(18,862)
Distributions of capital from equity method and other investees	135,641	155,255
Purchase of securities	—	(883)
Proceeds from sale of direct investments	933	—
Proceeds from sale of securities	—	18,101
Proceeds from exercise of options	—	51,543
Purchase of fixed assets	(10,608)	(11,075)
Net cash provided by (used in) investing activities	118,876	194,079

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities
Repayments of debt obligations	(145,000)	—
Borrowings under debt obligations	175,000	—
Payment of deferred financing costs	(3,451)	—
Repurchase of Class A shares (Note 8)	(34,047)	(9,676)
Payments to settle RSU statutory withholding tax (Note 8)	(6,594)	—
Excess tax benefits from delivery of RSUs	—	4,476
Dividends and dividend equivalents paid	(62,920)	(104,554)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	71	283
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(120,989)	(167,554)
Redeemable non-controlling interests - distributions	—	(1,692)
Net cash provided by (used in) financing activities	(197,930)	(278,717)
Net Increase (Decrease) in Cash and Cash Equivalents	(60,905)	(157,177)
Cash and Cash Equivalents, Beginning of Period	339,842	391,089
Cash and Cash Equivalents, End of Period	$278,937	$233,912
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,185	$1,019
Cash paid during the period for income taxes	$9,637	$7,702
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$39,385	$35,800
Investments of incentive receivable amounts into Fortress Funds	$58,766	$134,657
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$3,070	$5,240
Retained equity interest related to Graticule transfer (Note 1)	$—	$33,400

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

3)
Liquid hedge funds include, an endowment style fund which invests in Fortress Funds, funds managed by external managers in which Fortress has an equity interest ("Affiliated Managers"), and direct investments and a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

In July 2016, Fortress announced that it will close the Fortress Centaurus Global Funds and expects to return most capital to investors by the end of 2016.

In January 2015, Fortress Asia Macro Funds and related managed accounts transitioned to an autonomous asset management business named Graticule Asset Management Asia, ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress recorded the results of this transaction at fair value. During the six months ended June 30, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

operating results, discount rates and economic projections. Fortress also received fees for providing infrastructure services (technology, back office, and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

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

The accompanying condensed consolidated financial statements and related footnotes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2015 and footnotes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Fortress does not expect to early adopt the new standard. Fortress is currently evaluating the potential impact of adoption of the new standard.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016, and was to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Private Equity
Private Equity Funds
Management fees: affil.	$25,732	$29,222	$51,490	$58,362

Permanent Capital Vehicles
Management fees: affil.	26,946	22,276	54,126	41,278
Management fees, options: affil.	—	21,014	—	25,158
Management fees: non-affil.	432	482	804	932
Incentive income: affil.	12,342	23,156	13,461	25,744

Credit Funds
Credit Hedge Funds
Management fees: affil.	36,823	29,834	73,248	59,488
Management fees: non-affil.	8	13	16	23
Incentive income: affil.	3,802	21,516	4,726	22,169

Credit PE Funds
Management fees: affil.	30,807	31,068	61,624	57,387
Management fees: non-affil.	11	29	36	58
Incentive income: affil.	5,898	37,445	34,757	58,409
Incentive income: non-affil.	9,411	257	9,862	257

Liquid Hedge Funds
Management fees: affil.	5,464	16,638	12,100	35,133
Management fees: non-affil.	—	2,054	—	4,548
Incentive income: affil.	118	41	994	53
Incentive income: non-affil.	—	39	—	39

Logan Circle
Management fees: affil.	616	884	1,190	1,837
Management fees: non-affil.	13,741	12,388	26,755	24,696
Incentive income: affil.	—	—	—	6

Total
Management fees: affil. (including options)	$126,388	$150,936	$253,778	$278,643
Management fees: non-affil.	$14,192	$14,966	$27,611	$30,257
Incentive income: affil. (A)	$22,160	$82,158	$53,938	$106,381
Incentive income: non-affil.	$9,411	$296	$9,862	$296

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2016 and 2015. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $33.7 million and $46.4 million of additional incentive income would have been recognized during the six months ended June 30, 2016 and 2015, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2016 and 2015, Fortress recognized $44.6 million and $58.4 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented “tax distributions.” Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2015	$1,490,276		$(1,157,947)	$332,329	$898,358
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	373,829
Distribution of private equity funds and credit PE funds incentive income	139,183		N/A	139,183	(139,183)
Repayment of prior incentive income distributions (E)	(66,903)		N/A	(66,903)	66,903
Recognition of previously deferred incentive income	N/A		(44,619)	(44,619)	N/A
Changes in foreign exchange rates	6,993		—	6,993	N/A
Deferred incentive income as of June 30, 2016	$1,569,549	(F)	$(1,202,566)	$366,983	$1,199,907	(F)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,717,718		$(1,350,735)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

(C)
At June 30, 2016, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2016 at their net asset values.

(D)
From inception to June 30, 2016, Fortress has paid $747.1 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.2 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $483.9 million of compensation.

(E)
In February 2016, Fortress paid $66.9 million to Fund III representing prior incentive income distributions received ($45.1 million net of employee amounts). As of June 30, 2016, no intrinsic clawback obligation exists for any of the Fortress Funds.

(F)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2016
Distributed incentive income - Private Equity Funds		$780,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,100,848
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		10,384
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,569,549

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2016
Undistributed incentive income - Private Equity Funds		$15,886
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		192,957
Undistributed incentive income - Credit PE Funds		841,593
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		50,534
Undistributed incentive income - Permanent Capital Vehicles		2,458
Undistributed incentive income - Hedge Funds (total)		96,415
Undistributed incentive income - Logan Circle		64
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	—
Undistributed, net of intrinsic clawback		$1,199,907

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of June 30, 2016:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,172,525)	640,352	49,885	2,436,382	2,386,497	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(231,692)	54,855	12,898	282,718	269,820	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,458,139)	1,785,622	(395,800)	3,338,343	3,734,143	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(302,612)	334,813	(125,271)	713,238	838,509	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,852,135)	3,716,470	1,464,892	3,086,373	1,621,481	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(259,958)	397,071	(333,451)	829,795	1,163,246	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(66,410)	(790,935)	768,027	1,558,962	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(954,223)	1,017,088	427,848	1,404,530	976,682	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(734)	937,242	(44,803)	962,866	1,007,669	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(200,492)	268,801	128,158	—	N/A	12,337	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(48,502)	65,019	30,761	—	N/A	3,075	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(47,327)	131,530	18,204	2,420	30	349	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(658)	1,871	238	250	12	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(10,896)	30,228	4,256	—	N/A	125	—	—	—	—
								$15,886	$780,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	318,249	(17,557)	333,098	32,406	—	N/A	4,752	—	—	—	—
Fortress Equity Partners (2014)	Mar-24	164,338	—	1,105,650	941,312	—	N/A	188,205	—	—	—	—
								$192,957	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(246,731)	$193,201	$172,607	$49,984	$3,405	$833	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(176,136)	187,785	89,641	135,944	46,303	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(307,160)	148,379	112,383	—	N/A	7,998	7,571	—	—	—
LDVF Patent Fund (2007)	Nov-27	45,328	(34,806)	28,487	17,965	—	N/A	383	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,502	(427,398)	28,673	96,569	—	N/A	4,691	9,858	2,627	—	—
Credit Opportunities Fund (2008)	Oct-20	5,680,587	(7,471,662)	956,596	2,747,671	—	N/A	102,406	436,852	138,071	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,376,497	(2,806,134)	850,053	1,279,690	—	N/A	99,238	151,706	66,214	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,382,576	(2,136,089)	2,081,223	834,736	—	N/A	122,951	39,908	562	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	4,591,233	(4,024,022)	2,245,670	1,678,459	—	N/A	167,989	141,285	49,666	—	—
SIP Managed Account (2010)	Sep-20	11,000	(88,537)	64,183	141,720	—	N/A	16,046	15,507	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	1,062,546	(2,045,265)	629,801	1,612,520	—	N/A	122,852	192,784	70,914	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	551,921	(516,518)	269,287	233,884	—	N/A	12,405	8,078	7,404	—	—
Global Opportunities Fund (2010)	Sep-20	387,174	(260,601)	225,137	98,564	—	N/A	16,638	2,586	2,586	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	830,561	(671,578)	872,436	713,453	—	N/A	93,253	44,064	19,013	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	680,571	(555,260)	676,424	551,113	—	N/A	71,052	35,437	5,180	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	57,892	(56,125)	34,151	32,384	—	N/A	2,858	3,586	2,092	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	14,198	—	14,433	235	591	356	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	96,798	—	97,958	1,160	3,870	2,710	—	—	—	—	—
								$841,593	$1,100,848	$364,329	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$1,044,121	$(397,732)	$834,337	$187,948	$26,858	$12,815	$21,612	$10,384	$2,654	$—	$—
Life Settlements Fund (2010)	Dec-22	425,910	(299,330)	91,437	(35,143)	96,716	131,859	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,995	(24,482)	7,333	(3,180)	7,943	11,123	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	525,080	(61,961)	544,256	81,137	—	N/A	15,426	—	—	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	168,706	—	211,818	43,112	—	N/A	8,603	—	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	108,247	—	133,775	25,528	—	N/A	4,893	—	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	621,250	(32,522)	621,919	33,191	39,546	6,355	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	23,247	(968)	19,841	(2,438)	688	3,126	—	—	—	—	—
								$50,534	$10,384	$2,654	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,794	$ (F)	$ N/A	$41,283
Eurocastle	346,185	—	2,458	42,026
New Residential	2,714,911	—	N/A	95,879
New Media	645,157	—	N/A	33,912
New Senior	1,023,678	—	N/A	167
FTAI	1,119,662	5,858	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,682,850	$—	100.0%	$30,990	$87
Sidepocket investments (Q)	33,636	8	N/A	2,016	—
Sidepocket investments - redeemers (R)	134,274	48,489	N/A	4,275	—
Main fund investments (liquidating) (T)	810,558	590	92.8%	56,027	4,029

Worden Fund
Main fund investments	120,829	—	100.0%	138	—
Main fund investments (liquidating) (T)	46,378	1,127	0.0%	—	—

Fortress Japan Income Fund (Yen only)
Main fund investments	122,897	N/A	100.0%	69	384

Third Party Originated Funds (U)
Main fund investments	70,551	476	0.0%	—	—
Managed accounts	5,156	7,248	23.6%	33	—

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (Q)	$112,633	$56,474	N/A	$867	$10

Fortress Partners Funds (S)
Sidepocket investments (Q)	50,662	1,006	N/A	2,000	—

Fortress Centaurus Global Funds (S)
Main fund investments	181,593	9,574	0.0%	—	1

Logan Circle
Main fund investments	$90,259	$—	100.0%	$64	$—
Managed accounts	160,807	5,603	0.0%	—	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of June 30, 2016, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of June 30, 2016, a certain FCO Managed Account in its investment period, and a portion of MSR Opportunities Fund II A and Long Dated Value Fund I's capital are above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of June 30, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

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

(O)
For hedge funds, represents the amount of additional incentive income Fortress would earn from the fund or managed account if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. For Eurocastle and FTAI, the amount disclosed, if any, represents the amount of additional incentive income Fortress would recognize if the measurement period had occurred at the end of the reporting period. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

(Q)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. For the credit hedge funds, the performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. Realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments.

(S)	Includes onshore and offshore funds.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds (as defined below). Main fund investments exclude certain funds which had total NAV of $589.7 million as of June 30, 2016. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

Permanent Capital Vehicles

During the six months ended June 30, 2016, Fortress's senior living management subsidiary (Blue Harbor) entered into an agreement to manage a senior living property which is owned by a third party. Under this agreement, Fortress generally will receive management fees equal to 5.0% of revenues (as defined in the agreement) and reimbursement of certain expenses, including the compensation expense of all on-site employees. Fortress may also earn an incentive fee upon sale of the property to a third party.

Credit Hedge Funds

In March 2016, Fortress was appointed investment manager of certain third party originated funds (the "JP Funds") which are primarily focused on investing in secondary limited partnership interests. The JP Funds had $0.7 billion in AUM as of the date of Fortress's appointment. Fortress earns management fees from the JP Funds ranging from 1.0% to 2.0% of AUM (as defined in the respective agreement), potential incentive income and reimbursement of eligible expenses.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2016	December 31, 2015
Equity method and other investees	$916,551	$1,034,189
Equity method investees, held at fair value (A)	19,979	21,600
Total investments	$936,530	$1,055,789
Options in equity method investees	$40,432	$30,427

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net realized gains (losses)	$(2,084)	$54	$(1,193)	$1,313
Net realized gains (losses) from affiliate investments (A)	57	33,867	(16,878)	32,701
Net unrealized gains (losses)	(12,788)	3,962	(34,836)	1,600
Net unrealized gains (losses) from affiliate investments (A)	7,549	(44,670)	28,968	(10,840)
Total gains (losses)	$(7,266)	$(6,787)	$(23,939)	$24,774

(A)	Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2016 and the exercise of options held in New Residential in June 2015.

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mark to fair value on affiliate investments and options	$14,994	$(10,886)	$11,644	$21,899
Mark to fair value on derivatives	(21,643)	3,903	(34,876)	5,017
Mark to fair value on equity securities	—	—	—	(509)
Gains (losses) on digital currency (Bitcoin)	—	368	—	(1,175)
Other	(617)	(172)	(707)	(458)
Total gains (losses)	$(7,266)	$(6,787)	$(23,939)	$24,774

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress’s investments is as follows:

	Six Months Ended June 30, 2016
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2015	$608,728	$1,082	$20,518	$44,804	$187,664	$170,169	$22,824	$1,055,789
Earnings (losses) from equity method and other investees	(35,767)	N/A	N/A	1,848	12,464	(8,402)	(30)	(29,887)
Other comprehensive income from equity method investees	(1)	N/A	N/A	—	—	(215)	—	(216)
Contributions to equity method and other investees (C)	368	92	—	57,027	9,360	1,820	67	68,734
Distributions of earnings from equity method and other investees	(260)	N/A	N/A	(1,593)	(13,051)	(412)	—	(15,316)
Distributions of capital from equity method and other investees (C)	(22,319)	N/A	N/A	(57,747)	(17,087)	(43,824)	(31)	(141,008)
Total distributions from equity method and other investees	(22,579)	N/A	N/A	(59,340)	(30,138)	(44,236)	(31)	(156,324)
Mark to fair value - during period (D)	1,284	54	(872)	N/A	N/A	N/A	230	696
Net purchases (sales) of investments by consolidated funds	—	—	—	—	—	—	(6,036)	(6,036)
Translation adjustment	743	—	38	—	2,835	—	—	3,616
Dispositions	—	(933)	—	—	—	—	—	(933)
Reclassification to Due to Affiliates (E)	1,091	—	—	—	—	—	—	1,091
Investments as of June 30, 2016	$553,867	$295	$19,684	$44,339	$182,185	$119,136	$17,024	$936,530

Undistributed earnings - June 30, 2016	$603	N/A	N/A	$3,703	$9,762	$1,011	$2	$15,081

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in Affiliated Managers.

(C)	The amounts presented above can be reconciled to the amounts presented on the condensed consolidated statements of cash flows as follows:

	Six Months Ended June 30, 2016
	Contributions	Distributions of Capital
Per Condensed Consolidated Statements of Cash Flows	$7,090	$(135,641)
Incentive income invested into the Fortress Funds	58,766	—
Change in distributions receivable from the Fortress Funds	—	(66)
Net funded*	2,580	(2,580)
Other	298	(2,721)
Per Above	$68,734	$(141,008)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)	Represents a portion of the general partner liability (Note 9).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$(117,146)	$(284,694)	$395,868	$499,641
Expenses	(78,873)	(84,796)	(212,989)	(212,050)
Net Income (Loss)	$(196,019)	$(369,490)	$182,879	$287,591
Fortress’s earnings (losses) from equity method investees	$(35,767)	$(7,819)	$1,848	$2,958

	Credit PE Funds (A)(C)		Liquid Hedge Funds (B)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$862,648	$854,159	$50,279	$(132,365)
Expenses	(157,787)	(141,262)	(81,224)	(95,131)
Net Income (Loss)	$704,861	$712,897	$(30,945)	$(227,496)
Fortress’s earnings (losses) from equity method investees	$12,464	$10,065	$(8,402)	$518

(A)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the six months ended March 31, 2016). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes the operating results of Affiliated Managers.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities and Other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the condensed consolidated balance sheet, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 2. These entities are primarily Fortress Funds which are voting interest entities ("VOEs") and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables set forth certain information regarding all variable interest entities ("VIEs") in which Fortress held a variable interest as of June 30, 2016 and December 31, 2015.

	Fortress is not Primary Beneficiary
	June 30, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,110,259	$—	$5,059	1	$136,129	$—	$1,959	(D)
Permanent Capital Vehicles	6	26,227,806	16,973,485	92,917	6	23,618,598	15,581,168	114,228	(C)
Credit Hedge Funds	7	1,796,834	433,160	2,821	8	1,912,019	426,988	5,405	(D) (E)
Credit PE Funds	30	1,049,122	281,500	12,129	35	990,008	232,082	9,659	(D) (E)
Liquid Hedge Funds	4	264,018	1,200	27,453	4	364,535	1,270	39,192	(D) (E)

	Fortress is Primary Beneficiary
	June 30, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$41,416	$—	$20,389	9	$71,277	$—	$18,666	(F) (G)
Credit PE Funds	2	400	—	20	2	400	—	20	(F)
Liquid Hedge Funds	1	6,048	—	2,809	1	6,126	—	2,821	(F)
Logan Circle	—	—	—	—	1	4,468	—	4,317	(F)

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. During the six months ended June 30, 2016, a credit hedge fund entity and five credit PE fund entities were liquidated.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. During the six months ended June 30, 2016, a reconsideration event occurred at seven private equity fund entities and a Logan Circle entity whereby these entities no longer qualified as a VIE. As such, the entities were deemed to be a VOE and Fortress continued to consolidate them since the entities no longer had third party capital. Subsequently, these private equity fund entities and the Logan Circle entity were liquidated. During the six months ended June 30, 2016, a credit PE fund entity was liquidated.

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

	Fair Value
	June 30, 2016	December 31, 2015	Valuation Method
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles	$19,684	$20,518	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	295	1,082	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$19,979	$21,600
Options in equity method investees	$40,432	$30,427	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets and Due from affiliates)
Derivatives	$3,576	$22,146	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(6,419)	$(3,010)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	$(16,422)	$(2,201)	Level 2 - See below

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of June 30, 2016.

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016
Foreign exchange option contracts	$2,690	$(1,280)	$1,410	$—	$1,410
Foreign exchange forward contracts	2,166	—	2,166	—	2,166
	$4,856	$(1,280)	$3,576	$—	$3,576

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016
Foreign exchange option contracts	$(12,140)	$1,799	$(10,341)	$—	$(10,341)
Foreign exchange forward contracts	(6,081)	—	(6,081)	—	(6,081)
	$(18,221)	$1,799	$(16,422)	$—	$(16,422)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A. and certain credit PE funds.

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	June 30, 2016 (or six months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$1,410	$145,013	$(8,398)	Dec 16-Mar 17
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(10,341)	$246,005	$(13,922)	Sep 16-Feb 19
Foreign exchange forward contracts (JPY) (A)	Other assets	$570	$64,327	$570	Jun 17
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(4,119)	$79,802	$(4,166)	Dec 16-Jun 19
Foreign exchange forward contracts (JPY)	Due to affiliates	$(366)	$79,287	$(366)	Jun 17
Foreign exchange forward contracts (CAD) (A)	Other liabilities	$(1,596)	$107,352	$(1,596)	Dec 16
Foreign exchange forward contracts (CAD)	Due from affiliates	$1,596	$107,352	$1,596	Dec 16

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the six months ended June 30, 2016 related to contracts outstanding at period end.

Fortress's average notional amount outstanding for the six months ended June 30, 2016 was $835.7 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

	Face Amount and Carrying Value		Contractual	Final	June 30, 2016
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	155,677	155,677	5.00%	Nov 2017	N/A
Total	$260,677	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of June 30, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $262.3 million as of June 30, 2016 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of June 30, 2016. The following table sets forth the financial covenant requirements as of June 30, 2016.

	June 30, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,466	(A)
Consolidated Leverage Ratio	≤	2.50	0.80	(B)
Consolidated Interest Coverage Ratio	≥	4.00	28.02	(B)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current
Federal income tax expense (benefit)	$11,389	$2,394	$(978)	$(727)
Foreign income tax expense (benefit)	5,260	5,543	8,085	6,670
State and local income tax expense (benefit)	1,273	930	(58)	2,809
	17,922	8,867	7,049	8,752
Deferred
Federal income tax expense (benefit)	(12,215)	(2,153)	(3,535)	10,834
Foreign income tax expense (benefit)	42	(77)	1,926	3,465
State and local income tax expense (benefit)	(1,677)	(11,836)	(585)	(9,851)
	(13,850)	(14,066)	(2,194)	4,448
Total expense (benefit)	$4,072	$(5,199)	$4,855	$13,200

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2016	December 31, 2015
Gross deferred tax assets	$483,302	$469,759
Less:
Valuation allowance	(44,023)	(39,616)
Deferred tax liabilities (A)	(5,129)	(3,041)
Deferred tax assets, net	$434,150	$427,102

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2015	$39,616
Changes due to FIG Corp. ownership change	422
Net increases (A)	3,985
Valuation allowance at June 30, 2016	$44,023

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

For the six months ended June 30, 2016, a net deferred income tax provision of $1.0 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation. For the six months ended June 30, 2016, a current income tax benefit of $0.5 million was recorded as a credit to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

For the six months ended June 30, 2016, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $2.3 million with an offsetting increase to the valuation allowance of $0.4 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Based on the value of RSUs which vested and were delivered during the six months ended June 30, 2016, Fortress has a tax shortfall of $2.4 million which was recorded as a debit to income taxes payable and a credit to paid-in capital. For the six months ended June 30, 2015, Fortress recorded $4.5 million as additional paid-in capital for excess tax benefits from RSUs delivered during the period and as a financing activity on the condensed consolidated statement of cash flows.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2016, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $13.4 million. In addition, during the six months ended June 30, 2016, the realization of certain tax benefits gave rise to a $2.7 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
June 30, 2016
Management fees and incentive income (A)	$44,639	$21,840	$4,306	$19,627	$2,868	$699	$—	$93,979
Expense reimbursements (A)	27,195	7,944	12,555	15,162	1,461	112	—	64,429
Dividends and distributions	—	565	—	—	—	—	—	565
Other	—	2,452	—	—	—	—	17,412	19,864
Total	$71,834	$32,801	$16,861	$34,789	$4,329	$811	$17,412	$178,837

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
December 31, 2015
Management fees and incentive income (A)	$41,706	$49,578	$55,864	$20,540	$5,880	$452	$—	$174,020
Expense reimbursements (A)	35,982	11,052	13,250	16,006	1,867	129	—	78,286
Dividends and distributions	—	270	—	—	—	—	—	270
Other	—	2,383	—	—	—	—	18,852	21,235
Total	$77,688	$63,283	$69,114	$36,546	$7,747	$581	$18,852	$273,811

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.9 million as of June 30, 2016, respectively, and of $12.2 million and $6.8 million as of December 31, 2015, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

As of June 30, 2016, amounts due from Fortress Funds recorded in Due from Affiliates included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

As of June 30, 2016, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.9 million in private equity general and administrative expenses due from another Fortress Fund, which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	June 30, 2016	December 31, 2015
Principals - tax receivable agreement - Note 5	$267,479	$264,625
Principals - Principal Performance Payments - Note 7	13,978	42,234
Distributions payable on Fortress Operating Group units - Note 8	2,993	7,739
Other	14,449	4,360
General partner liability - Note 9	47,351	46,260
Total	$346,250	$365,218

Other Related Party Transactions

For the six months ended June 30, 2016 and 2015, Other Revenues included $2.9 million and $1.2 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2016, Fortress advanced $2.0 million to a senior employee who is not an officer. This advance bears interest at LIBOR+4%. All principal and interest is due and payable no later than February 2020. In addition, during the six months ended June 30, 2016, four senior employees repaid advances aggregating $0.9 million.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology-related assets for $1.7 million in cash with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in February 2017. Fortress may also receive an additional cash payment of $0.5 million (for a total of $1.1 million of potential additional consideration) in February 2017, subject to certain conditions. This resulted in a $1.7 million gain included in gains (losses) on the condensed consolidated statements of operations for the six months ended June 30, 2016.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	June 30, 2016	December 31, 2015
Fortress Operating Group units held by the Principals and a former senior employee	$228,621	$307,539
Employee interests in majority owned and controlled fund advisor and general partner entities	19,619	61,833
Other	1,740	1,747
Total	$249,980	$371,119

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	June 30, 2016	December 31, 2015
Fortress Operating Group equity	$542,016	$764,429
Less: Others' interests in equity of consolidated subsidiaries	(21,359)	(63,580)
Total Fortress shareholders' equity in Fortress Operating Group	$520,657	$700,849
Fortress Operating Group units outstanding (A)	169,514,478	169,514,478
Class A shares outstanding	216,532,484	216,790,409
Total	386,046,962	386,304,887
Fortress Operating Group units as a percent of total (B)	43.9%	43.9%
Equity of Fortress Operating Group units held by the Principals and a former senior employee	$228,621	$307,539

(A)	Held by the Principals and a former senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.1% of Fortress Operating Group as of June 30, 2016 and December 31, 2015, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fortress Operating Group units held by the Principals and a former senior employee	$(12,341)	$1,355	$(20,371)	$52,960
Employee interests in majority owned and controlled fund advisor and general partner entities	220	199	807	1,039
Other	(25)	99	(8)	(123)
Total	$(12,146)	$1,653	$(19,572)	$53,876

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fortress Operating Group net income (loss)	$(27,902)	$2,935	$(45,713)	$102,694
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(195)	(298)	(799)	(916)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	—	(10)	—	6
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$(28,097)	$2,627	$(46,512)	$101,784
Fortress Operating Group as a percent of total (A)	43.9%	51.6%	43.8%	52.0%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$(12,341)	$1,355	$(20,371)	$52,960

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The following discloses the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	$92	$8,338	$3,559	$8,364
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	(3,708)	—
Dilution impact of equity transactions	92	8,338	(149)	8,364
Net income (loss) attributable to Class A shareholders	(14,445)	3,316	(22,971)	38,029
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$(14,353)	$11,654	$(23,120)	$46,393

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity-based compensation, per below	$6,905	$11,044	$14,927	$25,388
Profit-sharing expense, per below	63,185	67,348	92,087	106,261
Discretionary bonuses	58,537	58,236	119,932	120,817
Other payroll, taxes and benefits	62,652	62,480	128,538	125,530
	$191,279	$199,108	$355,484	$377,996

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2015	20,927,169	$6.66	322,278	$6.74
Issued	2,670,695	$3.56	—	—
Transfers	—	—	—	—
Converted	(5,894,609)	$6.13	(131,884)	$7.38
Forfeited	(200,455)	$6.24	—	—
Outstanding at June 30, 2016 (B)	17,502,800	$6.37	190,394	$6.30

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expense incurred (B)
Employee RSUs	$6,135	$7,818	$13,038	$18,822
Non-employee RSUs	(7)	82	66	1,064
Principal Performance Payments (C)	741	3,144	1,752	5,502
Restricted shares (D)	36	—	71	—
Total equity-based compensation expense	$6,905	$11,044	$14,927	$25,388

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2016 of $72.3 million, with a weighted average recognition period of 3.7 years.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted is determined at year end. Based on year-to-date performance, no RSUs would be awarded as Principal Performance Payments related to 2016.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years.

Fortress’s management reviewed the estimated forfeiture factor as of June 30, 2016 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

During the six months ended June 30, 2016, Fortress granted 2.2 million non-dividend paying RSUs to its employees valued at an aggregate of $7.5 million on the respective grant dates. These RSUs vest over a period of three years.

In February 2016, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2015 results valued at an aggregate of $2.0 million on the grant date. These RSUs vest over a period of three years.

The expense for Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2016
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$599	$3,956	$4,555
Credit businesses	1,153	10,022	11,175
Total	$1,752	$13,978	$15,730

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards would be expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through June 30, 2016, no compensation expense was recognized under this plan as the satisfaction of the performance condition and granting of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Private equity funds	$—	$—	$—	$—
Permanent capital vehicles (A)	5,921	2,462	7,490	8,961
Credit hedge funds	11,154	18,524	14,170	30,133
Credit PE funds	35,283	31,617	55,896	45,565
Liquid hedge funds	33	(2,705)	553	1,348
Principal Performance Payments (B)	10,794	17,450	13,978	20,254
Total	$63,185	$67,348	$92,087	$106,261

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	215,631,309	215,631,309	217,016,378	217,016,378
Fully vested restricted Class A share units with dividend equivalent rights	291,469	291,469	984,000	984,000
Restricted Class A shares	810,882	810,882	790,155	790,155
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	216,733,660	216,733,660	218,790,533	218,790,533
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(14,445)	$(14,445)	$(22,971)	$(22,971)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(905)	(905)	(1,272)	(1,272)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	—
Net income (loss) available to Class A shareholders	$(15,350)	$(15,350)	$(24,243)	$(24,243)
Weighted average shares outstanding	216,733,660	216,733,660	218,790,533	218,790,533
Basic and diluted net income (loss) per Class A share	$(0.07)	$(0.07)	$(0.11)	$(0.11)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	211,685,639	211,685,639	209,710,467	209,710,467
Fully vested restricted Class A share units with dividend equivalent rights	3,717,045	3,717,045	5,464,698	5,464,698
Restricted Class A shares	780,497	780,497	810,412	810,412
Fortress Operating Group units exchangeable into Class A shares (1)	—	226,331,513	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	6,695,668	—	6,225,155
Total weighted average shares outstanding	216,183,181	449,210,362	215,985,577	222,210,732
Basic and diluted net income (loss) per Class A share
Net income attributable to Class A shareholders	$3,316	$3,316	$38,029	$38,029
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(452)	(452)	(2,577)	(2,577)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	(3,237)	—	—
Net income (loss) available to Class A shareholders	$2,864	$(373)	$35,452	$35,452
Weighted average shares outstanding	216,183,181	449,210,362	215,985,577	222,210,732
Basic and diluted net income per Class A share	$0.01	$0.00	$0.16	$0.16

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share Units	9,344,273	13,416,141	9,050,075	12,564,428

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

In March 2016, Fortress completed a modified "Dutch auction" self-tender offer and purchased 4,798,863 of its Class A shares at a purchase price of $4.75 per share, or an aggregate purchase price of $22.8 million. Additionally, Fortress incurred $0.7 million in expenses in connection with the transaction. All of these Class A shares were canceled and cease to be outstanding.

During the six months ended June 30, 2016, in connection with the delivery of vested RSUs, Fortress paid $6.6 million of statutory withholding tax on behalf of employees and, therefore, issued only 2.2 million Class A shares in satisfaction of 3.8 million RSUs originally granted. This payment is treated as a financing activity on the condensed consolidated statements of cash flows since it had the same effect as if Class A shares were repurchased.

In November 2015, Fortress purchased from a former principal 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding.

In February 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. During the six months ended June 30, 2016 and 2015, Fortress paid $10.6 million and $9.7 million, respectively, to Nomura related to the purchase agreement.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Class A shares	215,631,309	211,685,639	217,016,378	209,710,467
Restricted Class A shares (directors)	810,882	780,497	790,155	810,412
Restricted Class A share units (employees) (A)	291,469	3,717,045	984,000	5,464,698
Restricted Class A share units (employees) (B)	8,063,715	11,159,183	7,940,803	9,761,060
Fortress Operating Group units (Principals and a former senior employee)	169,514,478	226,331,513	169,514,478	226,331,513
Total	394,311,853	453,673,877	396,245,814	452,078,150

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

	As of June 30, 2016	As of December 31, 2015
Class A shares	215,645,617	216,061,061
Restricted Class A shares (directors)	886,867	729,348
Restricted Class A share units (employees) (A)	278,518	1,360,960
Restricted Class A share units (employees) (B)	8,063,715	9,174,707
Fortress Operating Group units (Principals and a former senior employee)	169,514,478	169,514,478
Total	394,389,195	396,840,554

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the six months ended June 30, 2016 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$60,594	$—	$60,594
Dividend equivalents on restricted Class A share units (A)	66	2,260	77	2,337
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	7,739	46,562	2,993	49,555
Total distributions	$7,805	$109,416	$3,070	$112,486

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the condensed consolidated statements of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On July 27, 2016, Fortress declared a base quarterly cash dividend of $0.09 per Class A share for the second quarter of 2016. The dividend is payable on August 16, 2016 to holders of record of Class A shares on August 10, 2016.

On May 4, 2016, Fortress declared a cash dividend of $0.20 per Class A share, comprised of a base quarterly cash dividend of $0.09 per Class A share for the first quarter of 2016 and a special cash dividend of $0.11 per Class A share. The dividend was paid on May 20, 2016 to holders of record of Class A shares on May 17, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $44.9 million.

On February 24, 2016, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. The dividend was paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.0 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the condensed consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2016 was $47.4 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2016, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $151.8 million as of June 30, 2016, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of June 30, 2016 are as follows:

July 1, 2016 to December 31, 2016	$12,562
2017	17,553
2018	24,954
2019	23,442
2020	22,265
2021	21,156
Thereafter	245,488
Total	$367,420

Rent expense, including operating expense escalations, during the six months ended June 30, 2016 and 2015 was $13.9 million and $14.9 million, respectively, and was included in general, administrative and other expense on the condensed consolidated statements of operations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

Management assesses the net performance of each segment based on its “distributable earnings” (“DE”) and utilizes “fund management distributable earnings” or “fund management DE” as a supplemental measure of segment performance. Neither distributable earnings nor fund management DE is a measure of cash generated by operations which is available for distribution. Rather, they are supplemental measures of operating performance used by management in analyzing its segments and overall results. Neither distributable earnings nor fund management DE should be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and they are not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any,

(iv)	for 2015, subtracting the gain on transfer of Graticule,
 Expenses

(v)
adding or subtracting the employee profit sharing portion of (i) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (ii) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

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

Embedded Incentive Income

As of June 30, 2016, Fortress had $1.2 billion of gross undistributed incentive income and no intrinsic clawback related to distributed incentive income exists for any of the Fortress Funds (Note 2). Of the $1.2 billion, $33.7 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicle and Logan Circle incentive income recorded during the six months ended June 30, 2016.

In addition, Fortress has foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized loss of $12.8 million as of June 30, 2016. If these contracts would have been settled as of June 30, 2016, Fortress would have reduced gross distributable earnings by $12.8 million, or by $7.7 million net of employee interests. Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $29.6 million of gross additional distributable earnings, or $24.9 million net of employee interests, based on their respective June 30, 2016 closing price.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Embedded Gain/Loss and Impairment of Investments for DE Purposes

During the six months ended June 30, 2016, Fortress recorded $2.8 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Fortress had $5.1 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2016, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $450.1 million, representing a net unrealized gain.

Clawback Reserve on Incentive Income for DE Purposes

As of June 30, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

June 30, 2016 and the Six Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$51,490	$54,430	$74,472	$61,660	$12,100	$27,945	$—		$282,097
Incentive income	—	15,920	39,759	138,251	994	64	—		194,988
Segment revenues - total	$51,490	$70,350	$114,231	$199,911	$13,094	$28,009	$—		$477,085
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$31,556	$29,511	$45,214	$68,767	$(4,190)	$2,488	$—		$173,346
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$31,556	$29,511	$45,214	$68,767	$(2,113)	$2,488	$—		$175,423
Fund management distributable earnings (loss)	$31,539	$25,572	$38,792	$65,167	$(2,113)	$2,488	$—		$161,445
Pre-tax distributable earnings (loss)	$30,721	$26,886	$40,443	$75,386	$(3,987)	$2,884	$(7,237)		$165,096

Total segment assets	$626,799	$101,630	$97,811	$246,566	$122,517	$48,163	$801,017	(A)	$2,044,503

Three Months Ended June 30, 2016

	Private Equity		Credit		Liquid
		Permanent Capital Vehicles	Hedge	PE	Hedge	Logan
	Funds		Funds	Funds	Funds	Circle	Unallocated	Total
Segment revenues
Management fees	$25,732	$27,128	$37,373	$30,818	$5,464	$14,357	$—	$140,872
Incentive income	—	13,720	32,563	85,458	(477)	64	—	$131,328
Segment revenues - total	$25,732	$40,848	$69,936	$116,276	$4,987	$14,421	$—	$272,200
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$15,978	19,979	$29,802	$42,988	$(2,555)	$1,838	$—	$108,030
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,978	19,979	$29,802	$42,988	$(1,381)	$1,838	$—	$109,204
Fund management distributable earnings (loss)	$15,972	17,076	$24,676	$40,229	$(1,381)	$1,838	$—	$98,410
Pre-tax distributable earnings (loss)	$16,275	17,736	$26,181	$47,274	$(5,433)	$2,109	$(3,503)	$100,639

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Six Months Ended June 30, 2015

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$58,376	$41,710	$59,511	$57,445	$39,681	$26,533	$—	$283,256
Incentive income	—	76,993	72,874	83,623	55	111	—	233,656
Segment revenues - total	$58,376	$118,703	$132,385	$141,068	$39,736	$26,644	$—	$516,912
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$29,082	$75,865	$65,224	$36,599	$(8,564)	$(1,156)	$—	$197,050
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$29,082	$75,865	$65,224	$36,599	$(887)	$(1,156)	$—	$204,727
Fund management distributable earnings (loss)	$29,082	$65,370	$56,882	$34,758	$(887)	$(1,156)	$—	$184,049
Pre-tax distributable earnings (loss)	$29,160	$66,081	$57,914	$38,615	$3,328	$(1,590)	$(1,843)	$191,665

Three Months Ended June 30, 2015

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$29,236	$22,508	$29,847	$31,097	$18,693	$13,271	$—	$144,652
Incentive income	—	73,973	49,709	59,475	(836)	(23)	—	182,298
Segment revenues - total	$29,236	$96,481	$79,556	$90,572	$17,857	$13,248	$—	$326,950
Fund management distributable earnings (loss) before earnings from Affiliated Managers and Principal Performance Payments (B)	$14,107	$72,096	$42,119	$30,233	$(6,062)	$(293)	$—	$152,200
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$14,107	$72,096	$42,119	$30,233	$(7,666)	$(293)	$—	$150,596
Fund management distributable earnings (loss)	$14,107	$61,601	$36,138	$28,979	$(7,386)	$(293)	$—	$133,146
Pre-tax distributable earnings (loss)	$14,162	$61,973	$36,183	$31,586	$(6,262)	$(471)	$(702)	$136,469

(A)	Unallocated assets includes cash of $273.1 million and net deferred tax assets of $434.2 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fund management distributable earnings	$98,410	$133,146	$161,445	$184,049
Investment income (loss)	5,079	4,279	9,510	9,393
Interest expense	(2,850)	(956)	(5,859)	(1,777)
Pre-tax distributable earnings	100,639	136,469	165,096	191,665

Adjust incentive income
Incentive income received from or declared by private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, subject to contingent repayment	(85,458)	(59,528)	(138,251)	(84,071)
Incentive income received from third parties, subject to contingent repayment	(3,058)	(3,867)	(3,058)	(3,867)
Incentive income from private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, not subject to contingent repayment	15,309	44,744	44,619	65,709
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(25,771)	(23,231)	(33,719)	(46,400)
Incentive income from third parties, not subject to contingent repayment	—	—	—	—
Incentive income received related to the exercise of options	—	(56,615)	—	(56,615)
	(98,978)	(98,497)	(130,409)	(125,244)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(7,220)	(8,724)	(10,731)	(12,566)
Earnings (losses) from equity method investees*	(8,377)	(33,192)	(32,396)	(6,219)
Gains (losses) on options in equity method investees	12,500	(9,202)	10,005	23,126
Gains (losses) on other investments	(19,559)	5,275	(34,084)	5,979
Impairment of investments (see discussion above)	695	406	2,825	3,400
Adjust income from the receipt of options	—	21,014	—	25,158
Gain on transfer of Graticule (see Note 1)	—	—	—	134,400
	(21,961)	(24,423)	(64,381)	173,278
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(9,761)	(5,552)	(18,537)	(26,012)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	8,090	(944)	13,871	(861)
	(1,671)	(6,496)	(4,666)	(26,873)

Adjust for the transfer of interest in Graticule (see Note 1)	—	—	—	(101,000)
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(659)	(83)	(1,318)	(165)
Adjust non-controlling interests related to Fortress Operating Group units	12,341	(1,355)	20,371	(52,960)
Adjust tax receivable agreement liability	—	(7,500)	(2,699)	(7,500)
Adjust income taxes and other tax related items	(4,156)	5,201	(4,965)	(13,172)
Total adjustments	(115,084)	(133,153)	(188,067)	(153,636)

Net Income (Loss) Attributable to Class A Shareholders	(14,445)	3,316	(22,971)	38,029
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(12,146)	1,653	(19,572)	53,876
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	—	10	—	(6)
Net Income (Loss) (GAAP)	$(26,591)	$4,979	$(42,543)	$91,899

 * This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share and per share data)

June 30, 2016
Total segment assets	$2,044,503
Adjust equity investments from segment carrying amount	(12,135)
Adjust investments gross of employees' and others' portion	8,882
Adjust intangible assets	(25,416)
Adjust receivables for incentive income subject to annual performance achievement	(32,657)
Total assets (GAAP)	$1,983,177

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment revenues	$272,200	$326,950	$477,085	$516,912
Adjust management fees	(292)	237	(708)	486
Adjust incentive income*	(99,757)	(99,845)	(131,188)	(126,979)
Adjust income from the receipt of options	—	21,014	—	25,158
Adjust other revenues (including expense reimbursements)**	60,555	60,132	119,134	119,600
Total revenues (GAAP)	$232,706	$308,488	$464,323	$535,177

* Incentive income received from third parties, not subject to contingent repayment of $0.8 million and $1.3 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $0.8 million and $1.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2016 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these condensed consolidated financial statements.

Subsequent events are described in Notes 1 and 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s condensed consolidated financial statements and the related notes (referred to as “condensed consolidated  financial statements” or “historical condensed consolidated financial statements”) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $70.2 billion in AUM as of June 30, 2016. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,750 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first half of 2016, with positive performance in some funds and negative performance in others, and overall our segment operating results were down in comparison to the first half of 2015. In addition, we have improved our capital structure by repurchasing our equity through a modified "Dutch auction" self-tender offer completed in March 2016. For more information about these topics, please refer to “— Assets Under Management,” “— Performance of our Funds,” and “— Liquidity and Capital Resources” below.

As of June 30, 2016, we managed the following businesses:

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

Credit Funds — a business that manages approximately $18.2 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $4.6 billion of AUM which includes $4.1 billion of AUM relating to Graticule Asset Management Asia ("Graticule") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also received fees for providing infrastructure services (technology, back office, and related services) to Graticule through the termination of the infrastructure services agreement in May 2016. In addition, this business includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments and a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

In July 2016, Fortress announced that it will close the Fortress Centaurus Global Funds and expects to return most capital to investors by the end of 2016.

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

Logan Circle — our traditional asset management business, which has approximately $34.1 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below. In addition, our liquid hedge fund business includes funds managed by external managers in which we have an equity interest ("Affiliated Managers").

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

In exchange for our services, we receive remuneration in the form of management fees and incentive income. Management fees are typically based on a fixed annual percentage of the capital we manage for each fund investor, and are intended to compensate us for the time and effort we expend in researching, making, managing and realizing investments. Incentive income is typically based on achieving specified performance criteria, and it is intended to align our interests with those of the fund investors and to incentivize us to earn attractive returns. In addition, we receive certain expense reimbursements pursuant to our management agreements. For Affiliated Managers, we receive a percentage of their earnings.

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

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status				Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?		(Refer to Note 2 to our condensed consolidated financial statements)
Yes	Yes	No	-	The amount of previously distributed incentive income.
			-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	-	The amount of previously distributed incentive income.
			-	The "intrinsic clawback," which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.
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

We disclose each of these performance measures, as applicable, for all of our funds in Note 2 to our condensed consolidated financial statements contained herein.

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

Our liquidity is discussed below, under “— Liquidity and Capital Resources.” Our compensation expenses, including profit sharing and equity-based compensation, are discussed in Note 7 to our condensed consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 10 to our condensed consolidated financial statements contained herein.

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

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the condensed consolidated balance sheet:

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

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued (this amount is broken out from total compensation in Note 7 to our condensed consolidated financial statements).

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

During the second quarter of 2016, the performance in global equity markets was mixed with the US, UK and emerging markets positive on the quarter while most of Europe and Asia were flat to down. The first quarter trend of emerging market equities outperforming developed market equities continued during the second quarter of 2016. Emerging market equities had positive returns and were supported by increasing commodity prices, including oil. During the second quarter of the year, the U.S. Dollar appreciated against most major currencies, including the Euro and the British Pound, but declined against the Japanese Yen. Demand for safe-haven securities continued as intermediate and long term U.S. Treasury yields decreased significantly in the second quarter. The search for yield boosted investment-grade corporate bonds, high yield bonds and emerging markets debt in the second quarter. Government bonds from non-US developed markets experienced gains as well as both the European Central Bank and the Bank of Japan continued their stimulus efforts.

In the U.S., during the second quarter of 2016, there was a continued focus on the path of U.S. monetary policy and its impact on rates. The Federal Reserve raised the federal funds target rate by 25 basis points in mid-December 2015, the first rate hike in nine years, which reflected the Federal Reserve’s confidence that the U.S. economy was on a path to “sustainable improvement”. During the second quarter of 2016, the Federal Reserve continued an increasingly dovish stance and decided to keep interest rates unchanged throughout the quarter. This posture was partly due to volatility in the financial markets including the uncertainty around the results of the referendum on potential British exit from the European Union, "Brexit". U.S. data was mixed over the quarter. The U.S. labor market showed weakness in the first part of the quarter only to rebound in June. U.S. employers added 442,000 jobs during the quarter, down from 752,000 from the second quarter of 2015. Manufacturing and retails sales improved over the quarter. Inflation was on the rise, but still below the central bank’s target level of 2%. U.S. equities ended the quarter in positive territory.

European equity markets were positive for most of the quarter, only to end negative from large down moves post the Brexit referendum. The U.K. equity markets ended the quarter positive while most other European countries including France, Germany, Italy and Spain ended the quarter in negative territory. European growth continued to be low, with GDP expanding by 0.6% in Q1 2016. Moreover, inflation remained far below the ECB’s 2% target and Eurozone jobless rates were mixed. Additional risks for the region include further fallout and uncertainty from Brexit, the continuing migrant crisis, geopolitical uncertainties and terrorism. In response to the weak outlook and to boost growth, the ECB continued its supplementary monetary policy announced in early March. The ECB maintained record low key interest rates, its Euro 80 billion a month bond-buying program and inclusion of corporate bonds in its asset purchase program. Over the second quarter of 2016, the Euro weakened by 2.4% against the U.S. Dollar. The British Pound weakened 7.3% against the U.S. Dollar during the second quarter of 2016, including an 8% depreciation the day the Brexit referendum results were announced.

Japanese equities finished down in the second quarter of 2016, its second consecutive quarter of negative returns. Similar to European equity markets, the Japanese equity market took a significant downturn with the Brexit referendum results. Concerns continue over global and domestic growth. The Bank of Japan continued its monetary expansion of ¥80.0 trillion a year and maintained its negative interest rate policy. This new policy, introduced in January 2016, is an attempt by the Bank of Japan to boost the country’s economy after a series of poor economic numbers. The Japanese economy expanded in the first quarter of 2016 and inflation remained low. There were no major changes to the Bank of Japan’s policy in the second quarter of 2016, but Governor Kuroda reiterated his commitment to reach the Bank of Japan’s 2% inflation target, which does not rule out further stimulus. The Japanese Yen strengthened by 8.3% against the U.S. Dollar over the second quarter of 2016, and is now 14.2% stronger on the year versus the U.S. Dollar.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (K)
	Funds (J)	Permanent Capital Vehicles	Hedge Funds (L)	PE Funds	Liquid Hedge Funds (L)	Logan Circle	Total
AUM December 31, 2015	$8,991	$6,816	$8,799	$9,308	$5,409	$31,178	$70,501
Capital raised (A)	—	—	268	56	79	—	403
Increase in invested capital	18	—	66	346	—	—	430
Capital acquisitions (B)	—	—	682	—	—	—	682
Redemptions (C)	—	—	(64)	—	(259)	—	(323)
RCA distributions (D)	—	—	(173)	—	—	—	(173)
Return of capital distributions (E)	(602)	(60)	(4)	(731)	(29)	—	(1,426)
Adjustment for capital reset (F)	(650)	—	—	—	—	—	(650)
Crystallized incentive income (G)	—	—	(57)	—	—	—	(57)
Equity buyback	—	(125)	—	—	—	—	(125)
Change in AUM of Affiliated Managers and co-managed funds	—	—	(775)	—	(383)	—	(1,158)
Divested Businesses (H)	—	—	—	—	(177)	—	(177)
Net client flows (traditional)	—	—	—	—	—	279	279
Income (loss) and foreign exchange (I)	(1,117)	13	224	264	(18)	2,623	1,989
AUM June 30, 2016 (J)	$6,640	$6,644	$8,966	$9,243	$4,622	$34,080	$70,195

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	In March 2016, Fortress was appointed investment manager of certain non-Fortress originated funds (the "JP Funds").

(C)	Excludes redemptions which reduced AUM subsequent to June 30, 2016, if any. Redemptions are further detailed below.

(D)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(E)
For private equity funds and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity funds and credit PE funds that are in their capital commitment periods, recallable capital distributions. For certain hedge funds, return of capital distributions represent distributions from special investments to investors who fully redeemed their capital from the fund. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For publicly traded permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

(F)	Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment which had AUM of $0.7 billion as of December 31, 2015.
The reset date of certain credit PE funds is the first day following the expiration of the capital commitment period of the fund, which is generally three years subsequent to the fund's final investor close. For these funds, during the capital commitment period, AUM is based on capital commitments. Thereafter, AUM is generally based on aggregate capital contributed, reduced by certain distributions and adjusted for the fair value of each investment that is below the associated investment's contributed capital.

(G)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)	Includes $176.7 million of AUM related to the Fortress Convex Asia Funds which Fortress transferred its rights as general partner and investment manager of the fund to a third party.

(I)
Represents the change in AUM resulting from realized and unrealized changes in the reported value of the funds. For certain private equity funds, also includes the impact of a change in AUM basis from invested capital to fair value for certain portfolio companies which became publicly traded.

(J)
AUM is presented mainly in reference to Fortress's ability to generate management fees. Note 2 to our condensed consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 3 provides further information regarding Fortress's investments in the funds, including gains and losses therein. The percentage of capital invested by Fortress across different funds varies.

(K)
As of June 30, 2016, the private equity funds and credit funds had approximately $0.6 billion and $6.7 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.8 billion is only available for follow-on investments, management fees and other fund expenses.

(L)	As of June 30, 2016, liquid hedge funds AUM included $4.1 billion related to Affiliated Managers and credit hedge funds AUM included $2.1 billion related to co-managed funds.

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

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2016 (in thousands):

Request/Notice Receipt Period	Credit Hedge Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Requests		Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices
2016	$146,988	$49,831	$97,156		$102,113	$21,962	$80,151
2015	773,268	325,458	461,371		388,066	373,703	—
2014	220,185	121,314	110,756		307,726	326,817	—
Prior			226,329	(A)			—	(A)
			$895,612	(B)			$80,151	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For credit hedge funds, reflects $97.2 million to be paid in the first quarter of 2017 and thereafter and $798.4 million in RCAs to be paid as the underlying investments are realized. For liquid hedge funds, reflects $80.2 million to be paid primarily within one quarter related to the Fortress Centaurus Global Funds.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts and in June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. As such, the above table has been updated to exclude these funds and related managed accounts.

In July 2016, Fortress announced that it will close the Fortress Centaurus Global Funds and expects to return most capital to investors by the end of 2016.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	June 30, 2016
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	—	35.5%
Fund III	Sep-04	In Liquidation	—	765	0.6%
Fund III Coinvestment	Nov-04	In Liquidation	—	41	0.8%
Fund IV	Mar-06	Jan-17	1,455	1,767	(1.5)%
Fund IV Coinvestment	Apr-06	Jan-17	290	342	(2.2)%
Fund V	May-07	Feb-18	3,024	4,596	4.0%
Fund V Coinvestment	Jul-07	Feb-18	315	442	(5.3)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	459	658	3.1%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	398	419	(0.5)%
MSR Opportunities Fund I A	Aug-12	Aug-22	136	193	13.4%
MSR Opportunities Fund I B	Aug-12	Aug-22	34	49	13.3%
MSR Opportunities Fund II A	Jul-13	Jul-23	112	141	8.1%
MSR Opportunities Fund II B	Jul-13	Jul-23	2	2	7.6%
MSR Opportunities MA I	Jul-13	Jul-23	26	32	8.2%
Italian NPL Opportunities Fund	Dec-13	Sep-24	225	20	(C)
Fortress Equity Partners	Mar-14	Mar-24	164	120	(C)

Continued on next page.

			AUM		Returns (B)
						Six Months Ended
	Inception		June 30,		Inception	June 30,
Name of Fund	Date	Maturity Date (A)	2016	2015	to Date (D)	2016	2015
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$680	N/A	10.5%	10.9%
New Residential Investment Corp.	May-13	Permanent	2,689	2,724	N/A	13.3%	11.8%
Eurocastle Investment Limited	Oct-03	Permanent	510	626	N/A	8.3%	6.1%
New Media Investment Group Inc.	Feb-14	Permanent	637	637	N/A	7.3%	7.4%
New Senior Investment Group Inc.	Nov-14	Permanent	1,024	1,089	N/A	9.7%	7.8%
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,104	1,192	N/A	14.4%	(B)

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Non-redeemable	112	210	5.9%	(G)	(11.0)%
Fortress Macro Funds	May-09	Closed Nov-15	N/A	966	2.8%	N/A	(10.6)%
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	219	5.6%	N/A	(0.3)%
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	709	(3.5)%	N/A	(6.5)%
Fortress Partners Fund LP (A)	Jul-06	Non-redeemable	133	360	1.6%	(G)	0.0%
Fortress Partners Offshore Fund LP (A)	Nov-06	Non-redeemable	82	174	1.7%	(G)	(2.2)%
Fortress Centaurus Global Funds	Jun-14	Redeemable	182	191	(1.9)%	(4.3)%	(0.4)%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	220	(3.8)%	0.3%	(1.4)%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,626	4,374	10.7%	3.4%	4.6%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,133	1,382	9.5%	0.1%	1.5%
Worden Fund	Jan-10	PE style redemption	167	226	9.0%	0.3%	1.8%
Worden Fund II	Aug-10	Closed Feb-16	N/A	37	7.0%	(2.7)%	1.1%
Japan Income Fund (Yen only)	Dec-13	Redeemable	123	67	(B)	(B)	(B)
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	755	N/A	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	82	156	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	June 30, 2016
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$579	$607	23.7%
Credit Opportunities Fund II	Jul-09	Jul-22	462	543	16.2%
Credit Opportunities Fund III	Sep-11	Mar-24	1,568	1,975	9.8%
Credit Opportunities Fund IV	Feb-15	Feb-27	547	141	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,649	1,964	14.7%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	411	95	(C)
Long Dated Value Fund I	Apr-05	Apr-30	29	129	5.8%
Long Dated Value Fund II	Nov-05	Nov-30	95	118	4.2%
Long Dated Value Fund III	Feb-07	Feb-32	75	64	5.9%
LDVF Patent Fund	Nov-07	Nov-27	4	4	6.9%
Real Assets Fund	Jun-07	Jun-17	33	40	6.4%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	124	170	33.3%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	399	426	25.4%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	493	449	28.3%
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	470	—	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	756	45	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	—	21.2%
Global Opportunities Fund	Sep-10	Sep-20	198	190	7.7%
Global Opportunities Fund II	Jul-15	Jul-26	128	N/A	(C)
Life Settlements Fund	Dec-10	Dec-22	105	94	(C)
Life Settlements Fund MA	Dec-10	Dec-22	9	8	(C)
Real Estate Opportunities Fund	May-11	Sep-24	76	137	16.7%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	33	41	11.6%
Subtotal - all funds			29,922	34,066
Managed accounts (I)			2	441
Affiliated Managers and Co-managed Funds (I)			6,191	3,896
Total - Alternative Investments			36,115	38,403
Logan Circle			34,080	33,564
Total (J)			$70,195	$71,967

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents (“PE style redemption”). The JP Funds' AUM includes $509.4 million of permanent equity. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 87% of our alternative investment AUM as of June 30, 2016.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

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
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. As of June 30, 2015, FTAI did not declare any dividends.
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

(J)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD), NIH (closed June 2015) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest) and Net Lease Fund I had no AUM or were closed as of June 30, 2016 and 2015, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” section herein.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2016	2015		$2016	2015	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$253,778	$278,643	$(24,865)	$126,388	$150,936	$(24,548)
Management fees: non-affiliates	27,611	30,257	(2,646)	14,192	14,966	(774)
Incentive income: affiliates	53,938	106,381	(52,443)	22,160	82,158	(59,998)
Incentive income: non-affiliates	9,862	296	9,566	9,411	296	9,115
Expense reimbursements: affiliates	111,439	108,556	2,883	56,148	53,991	2,157
Expense reimbursements: non-affiliates	2,806	6,816	(4,010)	1,649	3,568	(1,919)
Other revenues	4,889	4,228	661	2,758	2,573	185
Total Revenues	464,323	535,177	(70,854)	232,706	308,488	(75,782)

Expenses
Compensation and benefits	355,484	377,996	(22,512)	191,279	199,108	(7,829)
General, administrative and other expense (including depreciation and amortization)	83,983	106,265	(22,282)	44,591	57,953	(13,362)
Interest expense	6,019	1,878	4,141	2,982	1,039	1,943
Transfer of interest in Graticule	—	101,000	(101,000)	—	—	—
Total Expenses	445,486	587,139	(141,653)	238,852	258,100	(19,248)

Other Income (Loss)
Gains (losses)	(23,939)	24,774	(48,713)	(7,266)	(6,787)	(479)
Tax receivable agreement liability adjustment	(2,699)	(7,500)	4,801	—	(7,500)	7,500
Earnings (losses) from equity method investees	(29,887)	5,387	(35,274)	(9,107)	(36,321)	27,214
Gain on transfer of Graticule	—	134,400	(134,400)	—	—	—
Total Other Income (Loss)	(56,525)	157,061	(213,586)	(16,373)	(50,608)	34,235

Income (Loss) Before Income Taxes	(37,688)	105,099	(142,787)	(22,519)	(220)	(22,299)
Income tax benefit (expense)	(4,855)	(13,200)	8,345	(4,072)	5,199	(9,271)
Net Income (Loss)	$(42,543)	$91,899	$(134,442)	$(26,591)	$4,979	$(31,570)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(19,572)	$53,876	$(73,448)	$(12,146)	$1,653	$(13,799)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	6	—	10	(10)
Net Income (Loss) Attributable to Class A Shareholders	(22,971)	38,029	(61,000)	(14,445)	3,316	(17,761)
	$(42,543)	$91,899	$(134,442)	$(26,591)	$4,979	$(31,570)

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Six Months Ended	Funds (A)	Permanent Capital Vehicles (B)	Credit Hedge Funds (C)	Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
June 30, 2016	$7,603	$6,744	$8,992	$9,301	$654	$32,686	$65,980
June 30, 2015	$9,711	$5,379	$6,229	$7,588	$3,980	$33,107	$65,994

	Private Equity
Three Months Ended	Funds (A)	Permanent Capital Vehicles (B)	Credit Hedge Funds (C)	Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
June 30, 2016	$6,910	$6,709	$9,151	$9,298	$524	$33,441	$66,033
June 30, 2015	$9,883	$5,785	$6,257	$7,905	$3,659	$33,490	$66,979

(A)
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. These funds had average fee paying AUM, based on a simple quarterly average, of $0.8 billion for each of the six months and three months ended June 30, 2015, respectively. Total management fees from these funds were $4.9 million and $2.5 million for the six months and three months ended June 30, 2015, respectively.

(B)
In December 2015 and throughout 2016, certain publicly traded permanent capital vehicles announced share repurchase programs to purchase common stock which will reduce fee paying AUM upon repurchase. During 2015 and the six months ended June 30, 2016, these repurchase programs resulted in an AUM decrease of $14.0 million and $124.8 million, respectively. As of June 30, 2016, there is remaining capacity under active share repurchase programs to purchase up to $289.8 million of common stock which would reduce fee paying AUM upon repurchase.

(C)	In July 2015, Fortress became co-manager of the Mount Kellett Funds and in March 2016 Fortress became investment manager of the JP Funds.

(D)
Liquid hedge funds excludes AUM of Affiliated Managers. In the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts.  The Fortress Macro Funds and related managed accounts had average fee paying AUM of $2.9 billion and $2.6 billion for the six months and three months ended June 30, 2015, respectively. Total management fees for the Fortress Macro Funds and related managed accounts were $24.3 million and $11.1 million for the six months and three months ended June 30, 2015, respectively. There was less than $0.1 million of incentive income for the Fortress Macro Funds and related managed accounts for the six months and three months ended June 30, 2015, respectively.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. The Fortress Convex Asia Funds had average fee paying AUM of $162.3 million and $214.3 million for the six months ended June 30, 2016 and 2015, respectively, and $176.7 million and $223.0 million for the three months ended June 30, 2016 and 2015, respectively.  Total management fees for the Fortress Convex Asia Funds were $1.1 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. There was no incentive income for the Fortress Convex Asia Funds for the six months and three months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, we had $22.8 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2015, we had $21.9 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to positive performance from a private equity fund, a permanent capital vehicle and our credit hedge funds. These increases were partially offset by a decrease in incentive eligible NAV from our credit PE funds as a result of a net decrease in invested capital due to net distributions.

Additionally, the June 30, 2016 incentive eligible NAV in the Fortress Funds at or above their incentive income threshold increased from $21.1 billion as of March 31, 2016 primarily related to positive performance from a private equity fund and our credit hedge funds. These increases were partially offset by our credit PE funds, which had a net decrease in invested capital due to net distributions and a liquid hedge fund, which had negative performance.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 1,117 asset management employees as of June 30, 2016 from 1,135 asset management employees as of June 30, 2015. Additionally, we had 1,882 employees as of June 30, 2016 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) which increased compared to 1,778 such employees as of June 30, 2015 primarily due to increased staffing requirements at existing senior living properties.

Revenues

Six months ended June 30

Total revenues were $464.3 million for the six months ended June 30, 2016, a net decrease of $70.9 million, compared to $535.2 million for the six months ended June 30, 2015.

The decrease in revenues of $70.9 million was primarily attributable to decreases of (i) $52.4 million in incentive income from affiliates, (ii) $24.9 million in management fees from affiliates, (iii) $4.0 million in expense reimbursements from non-affiliates and (iv) $2.6 million in management fees from non-affiliates. These decreases were partially offset by increases of (i) $9.6 million in incentive income from non-affiliates and (ii) $2.9 million in expense reimbursements from affiliates. The decrease in incentive income from affiliates of $52.4 million was primarily attributable to (i) a net decrease of $23.7 million from our credit PE funds related to a decrease in non-clawbackable tax distributions and a decrease in non-clawbackable incentive income as a result of realization events which resulted in the recognition of revenue as certain contingencies for repayment were resolved, (ii) a net decrease of $12.3 million in incentive income recognized from our permanent capital vehicles and (iii) a net decrease of $17.4 million from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds. These decreases were partially offset by an increase of $0.9 million in crystallized incentive income earned from our liquid hedge funds.

The decrease in management fees from affiliates of $24.9 million was primarily attributable to decreases of (i) $25.2 million related to permanent capital vehicle options granted to Fortress during the six months ended June 30, 2015, (ii) $19.7 million as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, (iii) $4.9 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iv) $5.5 million from our other liquid hedge funds and our other private equity funds as a result of decreases in their average AUM, based on a simple quarterly average, of $0.4 billion and $1.3 billion, respectively, and (v) $0.6 million from Logan Circle as a result of a decrease in average AUM from affiliates of $1.6 billion. These decreases were partially offset by (i) net increases from our permanent capital vehicles and credit PE funds of $12.8 million and $4.2 million, respectively, as a result of increases in the average management fee paying AUM of $1.4 billion and $1.7 billion, respectively, (ii) $11.6 million related to a co-management agreement which began in July 2015 and (iii) $2.6 million related to the management of the JP Funds which began in March 2016.

The decrease in expense reimbursements from non-affiliates of $4.0 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

The decrease in management fees from non-affiliates of $2.6 million was primarily related to a decrease of $4.6 million as a result of the closing of the Fortress Macro Fund related managed accounts. This decrease was partially offset by an increase of $2.1 million related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.2 billion.

The increase in incentive income from non-affiliates of $9.6 million was primarily related to an increase in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The increase in expense reimbursements from affiliates of $2.9 million was primarily related to an increase in operating expenses eligible for reimbursement from our funds and an increase in expense reimbursements related to our senior living property manager.

Expenses

Six months ended June 30

Expenses were $445.5 million for the six months ended June 30, 2016, a net decrease of $141.7 million, compared to $587.1 million for the six months ended June 30, 2015. Expenses for the six months ended June 30, 2015 included a non-cash expense of $101.0 million related to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, expenses for the six months ended June 30, 2016 decreased by $40.7 million as compared to $486.1 million for the six months ended June 30, 2015. The decrease in expenses is primarily due to (i) a decrease in compensation and benefits of $22.5 million and (ii) a decrease in general, administrative and other expenses (including depreciation and amortization) of $22.3 million. These decreases were partially offset by an increase in interest expense of $4.1 million.

Total compensation and benefits decreased by $22.5 million primarily due to (i) a $18.2 million decrease in profit-sharing expenses related to our credit hedge funds, liquid hedge funds and permanent capital vehicles primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, (ii) a $10.5 million decrease in equity based compensation and (iii) a $6.3 million decrease in Principal Performance Payments primarily in our private equity business as a result of changes in the performance of relevant funds. These decreases were partially offset by (i) a $10.3 million increase in profit-sharing expenses related to our credit PE funds primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods and (ii) a $3.0 million increase in other payroll, taxes and benefits primarily as a result of an increase in severance and health benefit costs.

The decrease in general, administrative and other expenses of $22.3 million was primarily due to (i) a decrease of $6.0 million in depreciation and amortization expenses primarily related to a $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired during the six months ended June 30, 2015, (ii) a decrease of $2.9 million in market data costs primarily related to our liquid hedge fund business, (iii) a decrease of $2.7 million in professional fees and (iv) a decrease of $10.7 million in general and other expenses.

The increase in interest expense of $4.1 million primarily related to an increase in the average outstanding debt balance for the six months ended June 30, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

Revenues

Three months ended June 30

Total revenues were $232.7 million for the three months ended June 30, 2016, a net decrease of $75.8 million, compared to $308.5 million for the three months ended June 30, 2015.

The decrease in revenues of $75.8 million was primarily attributable to decreases of (i) $60.0 million in incentive income from affiliates, (ii) $24.5 million in management fees from affiliates, (iii) $1.9 million in expense reimbursements from non-affiliates and (iv) $0.8 million in management fees from non-affiliates. These decreases were partially offset by increases of (i) $9.1 million in incentive income from non-affiliates and (ii) $2.2 million in expense reimbursements from affiliates.

The decrease in incentive income from affiliates of $60.0 million was primarily attributable to (i) a net decrease of $31.5 million from our credit PE funds related to a decrease in non-clawbackable tax distributions, as compared to the prior period, and a decrease in non-clawbackable incentive income as a result of realization events which resulted in the recognition of revenue as certain contingencies for repayment were resolved during the three months ended June 30, 2015, (ii) a net decrease of $10.8 million in incentive income recognized from our permanent capital vehicles and (iii) a net decrease of $17.7 million from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds.

The decrease in management fees from affiliates of $24.5 million was primarily attributable to decreases of (i) $21.0 million related to the permanent capital vehicle options granted to Fortress during the three months ended June 30, 2015, (ii) $9.0 million as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, (iii) $2.5 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iv) $2.7 million from our other liquid hedge funds and our other private equity funds as a result of decreases in their average AUM, based on a simple quarterly average, of $0.5 billion and $2.2 billion, respectively, and (v) $0.3 million from Logan Circle as a result of a decrease in average AUM from affiliates of $1.6 billion. These decreases were partially offset by (i) a net increase of $4.7 million from our permanent capital vehicles as a result of an increase in the average AUM of $0.9 billion, (ii) an increase of $5.2 million related to a co-management agreement which began in July 2015 and (iii) an increase of $2.2 million related to the management of the JP Funds which began in March 2016.

The decrease in expense reimbursements from non-affiliates of $1.9 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

The decrease in management fees from non-affiliates of $0.8 million was primarily related to a decrease of $2.1 million as a result of the closing of the Fortress Macro Fund related managed accounts. This decrease was partially offset by an increase of $1.4 million related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.5 billion.

The increase in incentive income from non-affiliates of $9.1 million was primarily related to an increase in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The increase in expense reimbursements from affiliates of $2.2 million was primarily related to an increase in operating expenses eligible for reimbursement from our funds and an increase in expense reimbursements related to our senior living property manager.

Expenses

Three months ended June 30

Expenses were $238.9 million for the three months ended June 30, 2016, a net decrease of $19.2 million, compared to $258.1 million for the three months ended June 30, 2015. The decrease in expenses was primarily due to (i) a decrease in general, administrative and other expenses (including depreciation and amortization) of $13.4 million and (ii) a decrease in compensation and benefits of $7.8 million. These decreases were partially offset by an increase in interest expense of $1.9 million.

The decrease in general, administrative and other expenses of $13.4 million was primarily related to (i) a decrease in depreciation and amortization expenses of $6.9 million primarily related to a $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired during the three months ended June 30, 2015, (ii) a decrease of $1.5 million in market data costs primarily related to our liquid hedge fund business and (iii) a decrease of $4.9 million in general and other expenses.

Total compensation and benefits decreased by $7.8 million primarily related to (i) a decrease of $14.0 million in profit-sharing expenses related to our credit hedge funds and Principal Performance Payments primarily in our private equity business as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods and (ii) a $4.1 million decrease in equity based compensation. These decreases were partially offset by a $9.9 million increase in profit-sharing expenses primarily related to our credit PE funds and permanent capital vehicles as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in interest expense of $1.9 million primarily related to an increase in the average outstanding debt balance for the three months ended June 30, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

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

Discretionary bonuses are awarded annually based on performance and on our estimation of market compensation. We note that while the payment of discretionary bonuses is optional, it is important for us to maintain a certain level of discretionary bonuses, based on the level of market compensation, even in periods of weaker performance, in order to retain and motivate employees. Equity-based compensation awards, primarily RSUs, which are typically subject to service-based vesting conditions, are a key component of this compensation as they achieve all three goals. We set the level of our equity-based compensation each year based on performance (firm and individual) and our liquidity, as well as the number of shares available under our equity incentive plan, and the dilutive impact they would have upon vesting. Due to the approaching expiration of our previous equity incentive plan, the adoption of our current equity incentive plan was proposed for approval by our shareholders on May 19, 2016 and subsequently became effective on June 3, 2016.

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2016 of $72.3 million with a weighted average recognition period of 3.7 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income when it becomes probable and reasonably estimable that incentive income will be received. Credit hedge fund and liquid hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 7 to our condensed consolidated financial statements contained herein.

Profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

As of June 30, 2016, we have $1.2 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $483.9 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Six months ended June 30

Other income (loss) was $(56.5) million for the six months ended June 30, 2016, a net decrease of $213.6 million, compared to $157.1 million for the six months ended June 30, 2015. Other income (loss) for the six months ended June 30, 2015 included a non-cash gain of $134.4 million related to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, other income (loss) for the six months ended June 30, 2016 decreased by $79.2 million as compared to $22.7 million for the six months ended June 30, 2015. The net decrease of $79.2 million was primarily related to (i) a net decrease of $35.3 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and liquid hedge funds for the six months ended June 30, 2016 as compared to the prior period, (ii) a net realized and unrealized loss of $34.9 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the six months ended June 30, 2016, as compared to a net realized and unrealized gain of $5.0 million in the prior period, resulting in a net decrease of $39.9 million and (iii) a net decrease in realized and unrealized gains of $10.3 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies, for the six months ended June 30, 2016, as compared to the prior period. These decreases were partially offset by (i) the recognition of a $2.7 million expense associated with an increase in the tax receivable agreement liability for the six months ended June 30, 2016, as compared to $7.5 million during the six months ended June 30, 2015, resulting in a net increase of $4.8 million, (ii) a $1.7 million gain on the sale of certain software and technology-related assets to Graticule during the six months ended June 30, 2016 and (iii) the recognition of a $1.2 million loss related to our holdings of digital currency during the six months ended June 30, 2015.

Three months ended June 30

Other income (loss) was $(16.4) million for the three months ended June 30, 2016, a net increase of $34.2 million, compared to $(50.6) million for the three months ended June 30, 2015. The net increase of $34.2 million is primarily related to (i) a net increase of $27.2 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and liquid hedge funds for the three months ended June 30, 2016 as compared to the prior period, (ii) a net realized and unrealized gain of $15.0 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies, for the three months ended June 30, 2016, as compared to a net realized and unrealized loss of $10.9 million for the three months ended June 30, 2015, resulting in a net increase of $25.9 million and (iii) the recognition of a $7.5 million expense associated with an increase in the tax receivable agreement liability for the three months ended June 30, 2015. These increases were partially offset by a net realized and unrealized loss of $21.6 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended June 30, 2016, as compared to a net realized and unrealized gain of $3.9 million in the prior period, resulting in a net decrease of $25.5 million.

Income Taxes

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in Note 5 to our condensed consolidated financial statements included herein.

Six months ended June 30

For the six months ended June 30, 2016 and 2015, Fortress recognized income tax expense of $4.9 million and $13.2 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Three months ended June 30

For the three months ended June 30, 2016 and 2015, Fortress recognized income tax expense (benefit) of $4.1 million and $(5.2) million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Six Months Ended June 30, 2016 vs. 2015
Change in pre-tax income applicable to Class A Shareholders (A)	$(22,682)
Change in foreign and state income taxes (B)	6,274
Change in mix of business (C)	10,639
Change in deferred tax asset valuation allowance and related adjustments (D)	(4,650)
Tax receivable agreement liability adjustment (E)	(1,680)
Change in tax credits and other deductions	3,754
Total change (F)	$(8,345)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)	Primarily related to enacted legislative changes to New York City corporate taxation, which increased the value of certain future tax benefits in 2015.

(C)
For the six months ended June 30, 2016, the amount of income passed through to non-corporate tax paying shareholders was lower when compared to the six months ended June 30, 2015, resulting in an increase in income tax expense in 2016.

(D)	Primarily related to the change in the portion of the deferred tax asset that only would be realized in connection with future capital gains and therefore required a full valuation allowance.

(E)
Relates to the tax receivable agreement (discussed in Note 5 to our condensed consolidated financial statements included herein) which is not tax deductible and represents a significant permanent tax/GAAP difference.

(F)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Six months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $53.9 million to $(19.6) million, a decrease of $73.4 million, primarily attributable to (i) a decrease of $73.3 million in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee and (ii) a $0.1 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The $73.3 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $77.2 million decrease in Fortress's shareholders' net income in Fortress Operating Group during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease of $77.2 million was partially offset by a net increase of $3.9 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the purchase of Fortress Operating Group units from a former principal during the fourth quarter of 2015 and the issuance of Class A shares related to equity-based compensation and director restricted share grants during 2015 and 2016, partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units during the first quarter of 2016.

Three months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $1.7 million to $(12.1) million, a decrease of $13.8 million, primarily attributable to (i) a decrease of $13.7 million in the amount of consolidated net income (loss) allocable to the FOG units held by the Principals and a former senior employee and (ii) a $0.1 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The $13.7 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $15.8 million decrease in Fortress's shareholders' net income in Fortress Operating Group during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease of $15.8 million was partially offset by a net increase of $2.1 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the purchase of Fortress Operating Group units from a former principal and the issuance of Class A shares related to equity-based compensation and director restricted share grants during 2015 and 2016 partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units during the first quarter of 2016.

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

(iv)	for 2015, subtracting the gain on transfer of Graticule,

Expenses

(v)
adding or subtracting the employee profit sharing portion of (i) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (ii) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(vi)
adding back equity-based compensation expense (including options in the publicly traded permanent capital vehicles assigned to employees, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	for 2015, adding back the expense related to the transfer of interest in Graticule,

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units and

(x)
adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5 to our condensed consolidated financial statements included herein).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$51,490	$58,376	$(6,886)	$25,732	$29,236	$(3,504)
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$51,490	$58,376	$(6,886)	$25,732	$29,236	$(3,504)
Pre-tax distributable earnings	$30,721	$29,160	$1,561	$16,275	$14,162	$2,113

Six months ended June 30

Pre-tax distributable earnings increased by $1.6 million primarily due to:

Revenues

Management fees were $51.5 million for the six months ended June 30, 2016, a net decrease of $6.9 million, compared to $58.4 million for the six months ended June 30, 2015. The decrease in management fees was primarily attributable to a decrease of  (i) $5.4 million from Fund IV, Fund IV Coinvestment, FHIF, and Fund V Coinvestment as a result of decreases in average AUM due to return of capital distributions and a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $4.9 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of (i) $2.0 million from Fund V primarily as a result of an increase in the average market value of a certain portfolio company which impacted the computation of management fees as compared to the prior period and (ii) $1.7 million from Fortress Equity Partners and Italian NPL Opportunities Fund as a result of  an increase in average AUM due to net capital contributed.

Expenses

Expenses were $20.0 million for the six months ended June 30, 2016, a net decrease of $9.3 million, compared to $29.3 million for the six months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a net decrease of $8.0 million in general and administrative and corporate allocable expenses for the six months ended June 30, 2016 and (ii) a $1.3 million net decrease in compensation and benefits expense for the six months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(0.8) million for the six months ended June 30, 2016, a decrease of $0.9 million, compared to less than $0.1 million for the six months ended June 30, 2015. The net investment loss for the six months ended June 30, 2016 was primarily due to the impairment of a certain private equity investment, partially offset by proceeds from the sale of a certain private equity investment and realizations from our private equity funds.

Three months ended June 30

Pre-tax distributable earnings increased by $2.1 million primarily due to:

Revenues

Management fees were $25.7 million for the three months ended June 30, 2016, a net decrease of $3.5 million, compared to $29.2 million for the three months ended June 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i)  $2.7 million from Fund IV, Fund IV Coinvestment, FHIF and Fund V Coinvestment as a result of decreases in average AUM due to return of capital distributions and a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $2.5 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of (i) $1.0 million from Fund V primarily as a result of an increase in the average market value of a certain portfolio company which impacted the computation of management fees as compared to the prior period and (ii) $0.9 million from Fortress Equity Partners and Italian NPL Opportunities Fund as a result of an increase in average AUM due to net capital contributed.

Expenses

Expenses were $9.7 million for the three months ended June 30, 2016, a net decrease of $5.4 million, compared to $15.1 million for the three months ended June 30, 2015.  The decrease in expenses was primarily attributable to (i) a net decrease of $5.2 million in general and administrative and corporate allocable expenses for the three months ended June 30, 2016 and (ii) a $0.2 million net decrease in compensation and benefits expense for the three months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $0.3 million for the three months ended June 30, 2016, an increase of $0.2 million, compared to less than $0.1 million for the three months ended June 30, 2015. The net investment income for the three months ended June 30, 2016 was primarily related to proceeds from the sale of a certain private equity investment and realizations from our private equity funds.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$54,430	$41,710	$12,720	$27,128	$22,508	$4,620
Incentive Income	15,920	76,993	(61,073)	13,720	73,973	(60,253)
Segment revenues — total	$70,350	$118,703	$(48,353)	$40,848	$96,481	$(55,633)
Pre-tax distributable earnings	$26,886	$66,081	$(39,195)	$17,736	$61,973	$(44,237)

Six months ended June 30

Pre-tax distributable earnings decreased by $39.2 million primarily due to:

Revenues

Management fees were $54.4 million for the six months ended June 30, 2016, an increase of $12.7 million compared to $41.7 million for the six months ended June 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $8.1 million from New Residential and New Senior related to increases in average AUM as a result of equity raised during the second quarter of 2015, (ii) $2.7 million related to a new management agreement as a result of the FTAI IPO in May 2015, (iii) $1.5 million from Eurocastle related to an increase in the average management fee rate earned and (iv) $0.3 million from Blue Harbor.

Incentive income was $15.9 million for the six months ended June 30, 2016, a net decrease of $61.1 million, compared to $77.0 million of incentive income recognized for the six months ended June 30, 2015. The decrease in incentive income was primarily attributable to a decrease of (i) $56.6 million due to the exercise of our options and sale of resulting shares in New Residential during the six months ended June 30, 2015, (ii) $4.3 million in incentive income related to New Residential and (iii) $1.0 million in incentive income related to New Media. These decreases were partially offset by an increase of (i) $1.1 million in incentive income related to Eurocastle and (ii) $0.2 million in incentive income related to New Senior.

Expenses

Expenses were $44.8 million for the six months ended June 30, 2016, a net decrease of $8.5 million, compared to $53.3 million for the six months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a $6.6 million decrease in accruals for Principal Performance Payments and (ii) a $4.3 million decrease in profit sharing compensation expense. These decreases were partially offset by an increase of $2.3 million in compensation and benefits expense for the six months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $1.3 million for the six months ended June 30, 2016, a net increase of $0.6 million, compared to $0.7 million for the six months ended June 30, 2015. The increase in net income was primarily attributable to an increase in dividends from our direct investments in the publicly traded permanent capital vehicles.

Three months ended June 30

Pre-tax distributable earnings decreased by $44.2 million primarily due to:

Revenues

Management fees were $27.1 million for the three months ended June 30, 2016, an increase of $4.6 million, compared to $22.5 million for the three months ended June 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $2.4 million from New Residential and New Senior related to increases in average AUM as a result of equity raised in the second quarter of 2015, (ii) $1.3 million from Eurocastle related to an increase in the average management fee rate earned, (iii) $0.8 million related to a new management agreement as a result of the FTAI IPO in 2015 and (iv) $0.1 million from Blue Harbor.

Incentive income was $13.7 million for the three months ended June 30, 2016, a net decrease of $60.3 million, compared to $74.0 million of incentive income recognized for the three months ended June 30, 2015. The decrease in incentive income was primarily attributable to a decrease of (i) $56.6 million due to the exercise of our options and sale of resulting shares in New Residential during the three months ended June 30, 2015, (ii) $2.3 million in incentive income related to New Residential and (iii) $1.7 million in incentive income related to New Media. These decreases were partially offset by an increase of $0.4 million in incentive income related to Eurocastle and New Senior.

Expenses

Expenses were $23.8 million for the three months ended June 30, 2016, a net decrease of $11.1 million, compared to $34.9 million for the three months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a $7.6 million decrease in accruals for Principal Performance Payments and (ii) a $4.8 million decrease in profit sharing compensation expense. These decreases were partially offset by (i) a $0.4 million increase in compensation and benefits expense and (ii) a $0.9 million increase in general and administrative and corporate allocable expenses for the three months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $0.7 million for the three months ended June 30, 2016, a net increase of $0.3 million, compared to $0.4 million for the three months ended June 30, 2015. The increase in net investment income was primarily attributable to an increase in dividends from our direct investments in the publicly traded permanent capital vehicles.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$74,472	$59,511	$14,961	$37,373	$29,847	$7,526
Incentive Income	39,759	72,874	(33,115)	32,563	49,709	(17,146)
Segment revenues — total	$114,231	$132,385	$(18,154)	$69,936	79,556	$(9,620)
Pre-tax distributable earnings	$40,443	$57,914	$(17,471)	$26,181	$36,183	$(10,002)

Six months ended June 30

Pre-tax distributable earnings decreased by $17.5 million primarily due to:

Revenues

Management fees were $74.5 million for the six months ended June 30, 2016, a net increase of $15.0 million, compared to $59.5 million for the six months ended June 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $12.8 million related to the co-management agreement of the Mount Kellett Funds, which began in July 2015, (ii) $2.6 million related to the JP Funds, which Fortress began managing in March 2016 and (iii) $0.5 million from the Fortress Japan Income Fund. These increases were partially offset by a decrease of (i) $0.7 million in management fees from the Worden Funds.

Incentive income, which is determined on a fund-by-fund basis, was $39.8 million for the six months ended June 30, 2016, a net decrease of $33.1 million, compared to $72.9 million for the six months ended June 30, 2015. The decrease in incentive income was primarily attributable to a decrease of (i) $30.9 million in incentive income generated by the Drawbridge Special Opportunities Funds as a result of a decrease in distributions from the redeeming capital accounts (or "RCA"), which represents accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, as well as lower returns for the six months ended June 30, 2016 as compared to the prior period, (ii) $1.8 million in incentive income generated by other investments and (iii) $0.9 million in incentive income generated by the Worden Funds as a result of lower returns for the six months ended June 30, 2016 as compared to the prior period. These decreases were partially offset by an increase of $0.4 million in incentive income from Fortress Japan Income Fund for the six months ended June 30, 2016.

Expenses

Expenses were $75.4 million for the six months ended June 30, 2016, a net decrease of $0.1 million, compared to $75.5 million for the six months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a decrease of $15.8 million in profit sharing compensation expense related to the decrease of incentive income and (ii) a decrease of $1.9 million in accruals for Principal Performance Payments for the six months ended June 30, 2016, as compared to the prior period. These decreases were partially offset by (i) a $13.1 million increase in compensation and benefits expense related to an increase in headcount and (ii) a $4.5 million increase in general and administrative expenses and corporate allocable expenses as compared to the prior period.

Net Investment Income

Net investment income was $1.6 million for the six months ended June 30, 2016, an increase of $0.6 million, compared to $1.0 million for the six months ended June 30, 2015. The increase in net investment income was primarily related to a $1.4 million impairment on Fortress's holdings of digital currency recorded during the six months ended June 30, 2015, partially offset by a decrease of $0.5 million in earnings from our investments in our credit hedge funds for the six months ended June 30, 2016, as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings decreased by $10.0 million primarily due to:

Revenues

Management fees were $37.4 million for the three months ended June 30, 2016, a net increase of $7.5 million, compared to $29.8 million for the three months ended June 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $5.8 million related to the co-management agreement of the Mount Kellett Funds which began in July 2015, (ii) $2.2 million related to the JP Funds, which Fortress began managing in March 2016 and (iii) $0.3 million from the Fortress Japan Income Fund. These increases were partially offset by a decrease of (i) $0.4 million in management fees from the Worden Funds.

Incentive income, which is determined on a fund-by-fund basis, was $32.6 million for the three months ended June 30, 2016, a net decrease of $17.1 million, compared to $49.7 million for the three months ended June 30, 2015. The decrease in incentive income was primarily attributable to a decrease of (i) $16.0 million in incentive income generated by the Drawbridge Special Opportunities Funds as a result of a decrease in distributions from the redeeming capital accounts and (ii) $1.4 million in incentive income generated from other investments. These decreases were partially offset by an increase of $0.2 million in incentive income from Fortress Japan Income Fund for the three months ended June 30, 2016.

Expenses

Expenses were $45.3 million for the three months ended June 30, 2016, a net increase of $1.9 million, compared to $43.4 million for the three months ended June 30, 2015. The increase in expenses was primarily attributable to (i) a $6.8 million increase in compensation and benefits expense related to an increase in headcount and (ii) a $3.1 million increase in general and administrative expenses and corporate allocable expenses as compared to the prior period. These increases were partially offset by (i) a $7.3 million decrease in profit sharing compensation expense related to the decrease of incentive income described above for the three months ended June 30, 2016 and (ii) a $0.9 million decrease in accruals for Principal Performance Payments as compared to the prior period.

Net Investment Income

Net investment income was $1.5 million for the three months ended June 30, 2016, an increase of $1.4 million, compared to less than $0.1 million for the three months ended June 30, 2015. The increase in net investment income was primarily related to a $1.4 million impairment on Fortress's holdings of digital currency recorded during the three months ended June 30, 2015.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment Revenues
Management Fees	$61,660	$57,445	$4,215	$30,818	$31,097	$(279)
Incentive Income	138,251	83,623	54,628	85,458	59,475	25,983
Segment revenues — total	$199,911	$141,068	$58,843	$116,276	$90,572	$25,704
Pre-tax distributable earnings	$75,386	$38,615	$36,771	$47,274	$31,586	$15,688

Six months ended June 30

Pre-tax distributable earnings increased by $36.8 million primarily due to:

Revenues

Management fees were $61.7 million for the six months ended June 30, 2016, a net increase of $4.2 million, compared to $57.4 million for the six months ended June 30, 2015. The increase in management fees was attributable to an increase of (i) $6.3 million related to Japan Opportunities Fund III as a result of additional AUM raised subsequent to the second quarter of 2015 and for which fees are based on capital commitments of the fund, (ii) $5.3 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during the second quarter of 2015 and thereafter and (iii) $1.3 million related to Global Opportunities Fund II, which began earning fees in July 2015. These increases were partially offset by a decrease of (i) $6.1 million primarily related to Credit Opportunities Funds I, II, III and their related managed accounts, and Japan Opportunities Funds I and II as a result of a decrease in their average AUM due to net capital distributed and (ii) $2.5 million related to Real Estate Opportunities Fund II.

Incentive income was $138.3 million for the six months ended June 30, 2016, a net increase of $54.6 million compared to $83.6 million for the six months ended June 30, 2015. The increase in incentive income is primarily attributed to an increase of (i) $39.0 million in incentive income received from Japan Opportunities Funds I and II, (ii) $17.3 million in incentive income received from the Credit Opportunities Fund and related managed accounts, (iii) $4.7 million in incentive income received from Real Estate Opportunities Fund and Real Estate Opportunities REOC Fund and (iv) $1.6 million in incentive income received from the Real Assets Fund. These increases were partially offset by a decrease of $7.9 million in incentive income received from Credit Opportunities Funds II and III and related managed accounts.

Expenses

Expenses were $134.7 million for the six months ended June 30, 2016, a net increase of $28.4 million, compared to $106.3 million for the six months ended June 30, 2015. The increase in expenses was primarily attributable to (i) an increase of $25.5 million in profit sharing compensation expense related to the recognition of incentive income described above for the six months ended June 30, 2016, (ii) a net increase of $1.0 million in compensation and benefits expense for the six months ended June 30, 2016, as compared to the prior period and (iii) an increase of $1.8 million in accruals for Principal Performance Payments.

Net Investment Income

Net investment income was $10.2 million for the six months ended June 30, 2016, a net increase of $6.3 million, compared to $3.9 million for the six months ended June 30, 2015. Net investment income increased primarily due to a $6.4 million increase in distribution of earnings related to realization events in our credit PE funds for the six months ended June 30, 2016, as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings increased by $15.7 million primarily due to:

Revenues

Management fees were $30.8 million for the three months ended June 30, 2016, a net decrease of $0.3 million, compared to $31.1 million for the three months ended June 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i) $3.1 million related to Real Estate Opportunities Fund II and (ii) $3.5 million primarily related to Credit Opportunities Funds I, II, III and their related managed accounts and Japan Opportunities Fund I and II as a result of a decrease in their average AUM due to net capital distributed. These decreases were partially offset by (i) $3.2 million related to Japan Opportunities Fund III as a result of additional AUM raised subsequent to the second quarter of 2015 and for which fees are based on capital commitments of the funds, (ii) $2.4 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in average AUM due to net capital contributed in the second quarter of 2015 and thereafter and (iii) $0.9 million related to Global Opportunities Fund II, which began earning fees in July 2015.

Incentive income was $85.5 million for the three months ended June 30, 2016, a net increase of $26.0 million, compared to $59.5 million for the three months ended June 30, 2015. The increase in incentive income is primarily attributed to an increase of (i) $42.0 million in incentive income received from Japan Opportunities Funds I and II, (ii) $4.8 million in incentive income received from Real Estate Opportunities Fund and Real Estate Opportunities REOC Fund and (iii) $1.6 million in incentive income received from Real Assets Fund. These increases were partially offset by a decrease of $22.4 million in incentive income received from Credit Opportunities Funds I, II and III and related managed accounts.

Expenses

Expenses were $76.0 million for the three months ended June 30, 2016, a net increase of $14.4 million, compared to $61.6 million for the three months ended June 30, 2015. The increase in expenses was primarily attributable to (i) an increase of $12.7 million in profit sharing compensation expense related to the recognition of incentive income described above for the three months ended June 30, 2016, (ii) a $0.7 million increase in general and administrative expenses and certain corporate allocable expenses, as compared to the prior period and (iii) an increase of $1.5 million in accruals for Principal Performance Payments. These increases were partially offset by a net decrease of $0.5 million in compensation and benefits expense for the three months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $7.0 million for the three months ended June 30, 2016, a net increase of $4.4 million, compared to $2.6 million for the three months ended June 30, 2015. Net investment income increased primarily due to a $4.4 million increase in distribution of earnings related to realization events in our credit PE funds for the three months ended June 30, 2016, as compared to the prior period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$12,100	$39,681	$(27,581)	$5,464	$18,693	$(13,229)
Incentive Income	994	55	939	(477)	(836)	359
Segment revenues — total	$13,094	$39,736	$(26,642)	$4,987	$17,857	$(12,870)
Pre-tax distributable earnings (loss)	$(3,987)	$3,328	$(7,315)	$(5,433)	$(6,262)	$829

Six months ended June 30

Pre-tax distributable earnings decreased by $7.3 million primarily due to:

Revenues

Management fees were $12.1 million for the six months ended June 30, 2016, a net decrease of $27.6 million, compared to $39.7 million for the six months ended June 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i) $24.3 million from the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015 and (ii) $4.0 million from Fortress Partners Funds, Drawbridge Global Macro Funds and Fortress Convex Asia Funds as a result of a decrease in average AUM due to redemptions. These decreases were partially offset by a $0.4 million increase related to the Fortress Centaurus Global Funds as a result of an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $1.0 million for the six months ended June 30, 2016, a net increase of $0.9 million, compared to less than $0.1 million for the six months ended June 30, 2015. The increase in incentive income was primarily attributable to an increase of $1.0 million in incentive income related to the Fortress Partners Funds.

Expenses

Expenses were $17.3 million for the six months ended June 30, 2016, a net decrease of $31.0 million, compared to $48.3 million for the six months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a decrease of $9.5 million and $13.2 million in general and administrative expenses and corporate allocable expenses and compensation and benefits expense, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015, a (ii) $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired during the six months ended June 30, 2015 and (iii) a decrease of $0.8 million in profit sharing compensation expense for the six months ended June 30, 2016, as compared to the prior period.

Earnings from Affiliated Managers

Earnings from Affiliated Managers were $2.1 million and $7.7 million for the six months ended June 30, 2016 and 2015, respectively, related to our interests in Affiliated Managers which began in January 2015. The decrease in earnings from Affiliated Managers was primarily due to a decrease in Graticule’s earnings, which was primarily a result of a decrease in incentive income and an increase in operating expenses, partially offset by an increase in management fee income during the six months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(1.9) million for the six months ended June 30, 2016, a net decrease of $6.1 million, compared to $4.2 million for the six months ended June 30, 2015. Net investment income decreased primarily due to (i) a $8.3 million decrease in distribution of earnings related to realization events in special investments in our liquid hedge funds and (ii) a $2.6 million decrease in earnings from our investments in our liquid hedge funds for the six months ended June 30, 2016, as compared to the prior period. These decreases were partially offset by (i) a $1.9 million decrease in impairment charges with respect to our special investments in our liquid hedge funds, (ii) a $1.7 million gain recognized from the sale of certain software and technology-related assets during the six months ended June 30, 2016, as compared to the prior period and (iii) a $1.4 million impairment on Fortress's holdings of digital currency recorded during the six months ended June 30, 2015.

Three months ended June 30

Pre-tax distributable losses decreased by $0.8 million primarily due to:

Revenues

Management fees were $5.5 million for the three months ended June 30, 2016, a net decrease of $13.2 million, compared to $18.7 million for the three months ended June 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i) $11.1 million from the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015, (ii) $1.8 million from Fortress Partners Funds, Drawbridge Global Macro Funds and Fortress Convex Asia Funds as a result of a decrease in average AUM due to redemptions and (iii) $0.4 million from Affiliated Managers as a result of the termination of the infrastructure services agreement with Graticule in May 2016. These decreases were partially offset by a $0.1 million increase related to the Fortress Centaurus Global Funds as a result of an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $(0.5) million for three months ended June 30, 2016, a net increase of $0.4 million, compared to $(0.8) million for the three months ended June 30, 2015. The increase in incentive income was primarily attributable to a (i) $0.3 million reversal of accrued incentive income related to the Fortress Macro Funds and related managed accounts during the three months ended June 30, 2015 and (ii) $0.1 million increase in incentive income generated by the Fortress Partner Funds for the three months ended June 30, 2016, as compared to the prior period.

Expenses

Expenses were $7.5 million for the three months ended June 30, 2016, a net decrease of $16.1 million, compared to $23.6 million for the three months ended June 30, 2015. The decrease in expenses was primarily attributable to (i) a decrease of $4.9 million and $6.7 million in general and administrative expenses and corporate allocable expenses and compensation and benefits expense, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015 and (ii) a $7.5 million write-off of certain software and technology-related assets which were deemed to be impaired during the three months ended June 30, 2015. These decreases were partially offset by a decrease in the reversal of profit sharing compensation expense of $2.7 million.

Earnings from Affiliated Managers

Earnings (losses) from Affiliated Managers were $1.2 million and $(1.6) million for the three months ended June 30, 2016 and 2015, respectively, related to our interests in Affiliated Managers which began in January 2015. The increase in earnings from Affiliated Managers was primarily due to an increase in Graticule’s earnings, which was primarily a result of an increase in incentive income, partially offset by an increase in operating expenses during the three months ended June 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(4.1) million for the three months ended June 30, 2016, a net decrease of $5.2 million, compared to $1.1 million for the three months ended June 30, 2015. Net investment income decreased primarily due to (i) a $5.9 million decrease in distribution of earnings related to realization events in special investments in our liquid hedge funds, (ii) a $0.4 million decrease in earnings from our investments in our liquid hedge funds for the three months ended June 30, 2016, as compared to the prior period and (iii) a $0.3 million increase in impairment charges with respect to our special investments in our liquid hedge funds. These decreases were partially offset by a $1.4 million impairment on Fortress's holdings of digital currency recorded during the three months ended June 30, 2015.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment Revenues
Management Fees	$27,945	$26,533	$1,412	$14,357	$13,271	$1,086
Incentive Income	64	111	(47)	64	(23)	87
Segment revenues — total	$28,009	$26,644	$1,365	$14,421	$13,248	$1,173
Pre-tax distributable earnings (loss)	$2,884	$(1,590)	$4,474	$2,109	$(471)	$2,580

Six months ended June 30

Pre-tax distributable earnings (loss) increased by $4.5 million primarily due to:

Revenues

Management fees were $27.9 million for the six months ended June 30, 2016, a net increase of $1.4 million, compared to $26.5 million for the six months ended June 30, 2015. The increase in management fees is primarily attributed to an increase in the average management fee rate earned by Logan Circle.

Expenses

Expenses were $25.5 million for the six months ended June 30, 2016, a decrease of $2.3 million, compared to $27.8 million for the six months ended June 30, 2015. The decrease in expenses was primarily attributable to a decrease of (i) $2.0 million in general and administrative expenses and corporate allocable expenses and (ii) $0.3 million in compensation and benefits expenses, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.4 million for the six months ended June 30, 2016, an increase of $0.8 million, compared to $(0.4) million for the six months ended June 30, 2015. Net investment income increased primarily as a result of (i) a $0.5 million in losses on investments sold during the six months ended June 30, 2015 and (ii) a $0.4 million increase in earnings from our investments in certain Logan Circle funds during the six months ended June 30, 2016, as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings (loss) increased by $2.6 million primarily due to:

Revenues

Management fees were $14.4 million for the three months ended June 30, 2016, a net increase of $1.1 million, compared to $13.3 million for the three months ended June 30, 2015. The increase in management fees is primarily attributable to an increase in the average management fee rate earned by Logan Circle.

Expenses

Expenses were $12.6 million for the three months ended June 30, 2016, a decrease of $0.9 million, compared to $13.5 million for the three months ended June 30, 2015. The decrease in expenses was primarily attributable to a decrease of (i) $0.7 million in general and administrative expenses and corporate allocable expenses and (ii) $0.2 million in compensation and benefits expenses, as compared to the prior period.

Net Investment Income

Net investment income was $0.3 million for the three months ended June 30, 2016, an increase of $0.5 million, compared to net investment income (loss) of $(0.2) million for the three months ended June 30, 2015. Net investment income increased primarily as a result of a $0.5 million increase in earnings from our investments in certain Logan Circle funds, during the three months ended June 30, 2016, as compared to the prior period.

Unallocated

	Six Months Ended June 30,		2016 vs. 2015	Three Months Ended June 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Pre-tax distributable loss	$(7,237)	$(1,843)	$(5,394)	$(3,503)	$(702)	$(2,801)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Six months ended June 30

Pre-tax distributable loss increased by $5.4 million primarily due to an increase of (i) $4.2 million in interest expense primarily related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and (ii) $1.3 million in foreign currency translation losses for the six months ended June 30, 2016, as compared to the prior period.

Three months ended June 30

Pre-tax distributable loss increased by $2.8 million primarily due to an increase of (i) $2.0 million in interest expense primarily related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and (ii) $0.8 million in foreign currency translation losses for the three months ended June 30, 2016, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2016:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$4,035	$—	4,035	$ N/A
Fund IV and Fund IV Coinvestment	64,478	24,883	39,595	N/A
Fund V and Fund V Coinvestment	143,223	5	143,218	N/A
Long Dated Value Funds	13,762	2,129	11,633	N/A
Real Assets Funds	3,095	—	3,095	N/A
Credit Opportunities Funds	110,366	63,276	47,090	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	28,757	12,469	16,296	(8)
Real Estate Opportunities Funds	12,745	9,518	3,227	N/A
MSR Opportunities Funds	2,426	2,028	398	N/A
Italian NPL Opportunities Fund	3,765	3,376	389	N/A
Other Funds (combined)
Private investment #1	274,674	207,348	67,326	N/A
Private investment #2	47,992	553	47,439	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	1,635	78	1,557	N/A
Newcastle (NYSE: NCT)	793	60	733	N/A
New Residential (NYSE: NRZ)	7,177	413	6,764	N/A
New Media (NYSE: NEWM)	1,353	54	1,299	N/A
New Senior (NYSE: SNR)	1,846	229	1,617	N/A
FTAI (NYSE: FTAI) (D)	3,717	6,283	N/A	(2,566)
Other
Hedge fund sidepocket investments	38,085	17,693	20,740	(348)
Direct investments - Other	67,877	31,345	38,704	(2,172)
Total	$831,801	$381,740	$455,155	$(5,094)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $3.2 million as of June 30, 2016.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2016, amounts due from our funds included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of June 30, 2016, we also had past due amounts of $12.2 million in management fees and $6.9 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $278.9 million as of June 30, 2016, our available draws under our credit facility of $167.3 million as of June 30, 2016, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of June 30, 2016, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” section herein.

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

Our outstanding capital commitments as of June 30, 2016 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66
Italian NPL Opportunities Fund	6,720
A&K Global Health	39
Starcastle	181

Credit PE Funds
Credit Opportunities Fund	4,496
Credit Opportunities Fund II	2,081
Credit Opportunities Fund III	4,588
Credit Opportunities Fund IV	4,799
FCO Managed Accounts	44,522
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	62
Real Assets Fund	11,068
Japan Opportunity Fund	5,053
Japan Opportunity Fund II	16,336
Japan Opportunity Fund III	10,344
Global Opportunities Fund	765
Global Opportunities Fund II	1,630
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund	696
Real Estate Opportunities Fund II	9,744
Real Estate Opportunities REOC Fund	59
CFT Co-invest Fund	221
Karols Development Co	2,634
Other	121
Total	$151,803

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of June 30, 2016 are as follows:

July 1, 2016 to December 31, 2016	$12,562
2017	17,553
2018	24,954
2019	23,442
2020	22,265
2021	21,156
Thereafter	245,488
Total	$367,420

Debt Obligations

As of June 30, 2016, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2016
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	155,677	155,677	5.00%	Nov 2017	N/A
Total	$260,677	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of June 30, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of June 30, 2016, the outstanding balance was approximately $605.7 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of June 30, 2016.

	June 30, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,466	(A)
Consolidated Leverage Ratio	≤	2.50	0.80	(B)
Consolidated Interest Coverage Ratio	≥	4.00	28.02	(B)

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

June 30, 2016
(in millions)
Outstanding debt	$260.7
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$263.4

Twelve Months Ended June 30, 2016
(in millions)
Fortress Investment Group LLC net income	$44.1
Depreciation and amortization, interest expense and income taxes	92.5
Extraordinary or non-recurring gains and losses	(0.5)
Incentive Income Adjustment	45.2
Other Income Adjustment	120.3
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	26.8
Non-controlling interest and tax receivable agreement adjustments	0.8
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	1.0
Consolidated EBITDA	$330.2
Interest charges	$11.8

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On July 27, 2016, Fortress declared a base quarterly cash dividend of $0.09 per Class A share for the second quarter of 2016. The dividend is payable on August 16, 2016 to holders of record of Class A shares on August 10, 2016.

On May 4, 2016, Fortress declared a cash dividend of $0.20 per Class A share, comprised of a base quarterly cash dividend of $0.09 per Class A share for the first quarter of 2016 and a special cash dividend of $0.11 per Class A share. The dividend was paid on May 20, 2016 to holders of record of Class A shares on May 17, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $44.9 million.

On February 24, 2016, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. The dividend was paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.0 million.

During the six months ended June 30, 2016, Fortress Operating Group declared distributions of $49.6 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $18.1 million and $(72.5) million during the six months ended June 30, 2016 and 2015, respectively.

Our net cash flow provided by (used in) operating activities are generally comprised of the collection of management fees from the funds we manage or co-manage, the collection of incentive income from our permanent capital vehicles, private equity funds and credit PE funds (whether recognized as revenue in the current period or deferred to future periods), payments for compensation and benefits (including profit sharing and Principals’ Compensation), general and administrative expenses, interest expense and income taxes. Additionally, net cash provided by (used in) operations includes the activities of the investment funds we consolidate. Such cash flows are of the consolidated funds and do not directly impact the cash flow related to our Class A Shareholders.

The increase in net cash from operating activities in 2016 was primarily due to a $47.3 million decrease in amounts paid for compensation and benefits and a $27.0 million decrease in cash paid for general and administrative expenses. Also contributing were increases of $17.0 million provided by the investment funds we consolidate and $18.2 million of management fees received from the funds we manage or co-manage. The increase in net cash provided by operating activities was partially offset by decreases in cash received for incentive income of $25.9 million (which includes the repayment in the first quarter of 2016 of our clawback obligation to Fund III related to prior incentive income distributions received), an $8.4 million decrease in distributions of earnings from equity method investees and increases in cash paid for interest of $4.1 million and income taxes of $1.9 million.

Investing Activities

Our net cash flow provided by (used in) investing activities was $118.9 million and $194.1 million during the six months ended June 30, 2016 and 2015, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(7.1) million and $(18.9) million during the six months ended June 30, 2016 and 2015, respectively, (ii) distributions of capital from equity method investees (which includes distributions of incentive income that were reinvested in our credit and liquid hedge funds) of $135.6 million and $155.3 million during six months ended June 30, 2016 and 2015, respectively, (iii) purchases of fixed assets of $(10.6) million and $(11.1) million during these periods, respectively, (iv) $0.9 million from the sale of direct investments during the six months ended June 30, 2016, (v) the purchase of $(0.9) million of securities during the six months ended June 30, 2015, (vi) $18.1 million from the sale of securities during the six months ended June 30, 2015 and (vii) $51.5 million from the exercise of options during the six months ended June 30, 2015.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(197.9) million and $(278.7) million during the six months ended June 30, 2016 and 2015, respectively. Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(54.3) million and $(110.4) million during six months ended June 30, 2016 and 2015, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(66.7) million and $(57.2) million during six months ended June 30, 2016 and 2015, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.1 million during six months ended June 30, 2016 and $0.3 million during the six months ended June 30, 2015, (iv) dividend and dividend equivalent payments of $(62.9) million and $(104.6) million during six months ended June 30, 2016 and 2015, respectively, (v) our borrowing of $175.0 million and debt repayment of $(145.0) million in connection with the 2016 Credit Agreement, in addition to $(3.5) million of payments for deferred financing costs, (vi) payments related to the purchase agreement with Nomura of $(10.6) million and $(9.7) million during six months ended June 30, 2016 and 2015, respectively, (vii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the six months ended June 30, 2016, (viii) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(6.6) million during six months ended June 30, 2016, (ix) excess tax benefits from the delivery of RSUs of $4.5 million during the six months ended June 30, 2015 and (x) capital distributions relating to redeemable non-controlling interests of $(1.7) million during the six months ended June 30, 2015.

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

As of June 30, 2016, the investment vehicles in which Fortress held a variable interest were comprised of 53 VIEs and 91 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, “Financial Statements - Investments and Fair Value.”

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds, excluding the permanent capital vehicles, themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our investment in each fund) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in an orderly transaction between willing parties, other than in a forced or liquidation sale. We are the manager or co-manager of these funds and we determine the valuation of the underlying investments, many of which are illiquid and/or without a public market. The fair value of these illiquid investments is generally estimated based on proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our condensed consolidated financial statements.

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

In addition, our investments in the publicly traded permanent capital vehicles, including options, are held at fair value. The assumptions used in valuing the options include volatility, amongst others, which is subject to judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

Private Equity Funds

Under the valuation policies and guidelines of our private equity funds, investments are categorized into two types, those for which there is a public market quotation and those for which there is no public market quotation. Investments for which there is a public market quotation are valued at their quoted market price as of the valuation date. A discount may be applied to those investments with sale restrictions. Investments for which there is no public market quotation are referred to as private securities and are valued at fair value. Our guidelines state that the fair values of private investments are generally based on the following methods:

1.                                       Market transactions of similar or identical investments
2.                                       Analytical methods (including, but not limited to, income approach and market approach)

Our private equity funds have used the price of market transactions in similar or identical investments as a valuation method. In cases in which there has been a significant transaction in a similar or identical private security held by our private equity funds, the value of the private investment is based upon the price of such recent private transaction.

If the fair value of private investments held by our private equity funds cannot be valued by reference to a market transaction, then the primary analytical methods used to estimate fair value are the discounted cash flow method, the market approach by reference to performance statistics of similar public companies (for example, EBITDA multiples) or the use of third party valuations. Sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates based on the investment to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

Credit Hedge Funds

In our credit hedge funds, investments are valued using quoted market prices, to the extent available. For investments where quoted market prices are not readily available, fair value is generally based on the methods and techniques described below to estimate the fair value of the relevant type of investment. Also, independent valuation agents are generally used to confirm the fund’s estimate of fair value of investments, except investments in other funds, where quoted market prices are not readily available.

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

Liquid Hedge Funds

A substantial portion of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds include equity swaps and foreign exchange swaps, which are verified by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2016. As of June 30, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

				Liquid Hedge Funds (B)
	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Fortress Partners Funds	Other Funds		Total Fund Holdings
Basis for Determining Fair Value					Long	Short
1. Quoted market prices	0%	1%	3%	4%	61%	80%	2%
2. Other observable market parameters	20%	7%	7%	0%	3%	20%	11%
3. Significant unobservable market parameters (A)	80%	92%	90%	96%	36%	0%	87%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 96% and 24% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)
The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds. Liquid hedge funds excludes Affiliated Managers.

As of June 30, 2016, $8.2 billion of investments in our private equity funds, $10.5 billion of investments in our credit hedge funds, $10.5 billion of investments in our credit PE funds and $0.4 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2016, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$2.1 million or ($2.2 million) (A)	$18.7 million or ($18.7 million)	$0.3 million or ($1.2 million) (A)	$0.2 million or ($0.2 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$43.1 million or ($43.1 million)	$6.7 million or ($6.7 million)	$14.5 million or ($14.5 million)	$3.3 million or ($3.3 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2016, $2.8 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2016 is the current reset date.

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

2012	$80.9
2013	$90.7
2014	$150.9
2015: Estimated	$143.9
2016: Estimated	$89.7
2017 - 2023: Average Required	$84.4

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Fortress does not expect to early adopt the new standard. Fortress is currently evaluating the potential impact of adoption of the new standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016, and was to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

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

Contractual Obligations

As of June 30, 2016, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our total future contractual obligations decreased from $1,181.7 million as of December 31, 2015 to $1,106.5 million as of June 30, 2016.

Our total operating lease agreement obligations decreased from $378.0 million as of December 31, 2015 to $367.4 million as of June 30, 2016.

Our debt obligations payable increased from $242.0 million as of December 31, 2015 to $280.3 million as of June 30, 2016, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of December 31, 2015. There was no intrinsic clawback as of June 30, 2016.

Our estimated liability under the tax receivable agreement increased from $264.6 million as of December 31, 2015 to $267.5 million as of June 30, 2016.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $153.7 million as of December 31, 2015 to $151.8 million as of June 30, 2016.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of June 30, 2016 (in thousands):

Assets:
Investments	$936,530
Investments in options	40,432

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our condensed consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2016, approximately 35% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2016 would increase or decrease undistributed incentive income by $295.6 million or $(307.1) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on June 30, 2016 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2016 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds (C)	$4.6	$ N/A	(D)	$54.1	$4.6	$ N/A	(D)	$ N/A
Permanent capital vehicles (E)	0.6	N/A		N/A	0.6	—		N/A
Credit
Hedge Funds	12.8	N/A	(F)	4.4	12.8	97.0		4.1
PE Funds	0.9	N/A	(D)	17.1	0.9	N/A	(D)	N/A
Liquid Hedge Funds	0.6	N/A	(G)	9.5	0.6	1.7		4.9
Total	$19.5	$—		$85.1	$19.5	$98.7		$9.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees	Management Fees (B)	Incentive Income		Investment Income (F)
Private Equity
Funds (C)	$(4.7)	$ N/A	(D)	$(54.1)	$(4.7)	$ N/A	(D)	$ N/A
Permanent capital vehicles (E)	(0.6)	N/A		N/A	(0.6)	—		N/A
Credit
Hedge Funds	(12.8)	N/A	(F)	(4.4)	(12.8)	(31.1)		(4.1)
PE Funds	(1.9)	N/A	(D)	(17.1)	(1.9)	N/A	(D)	N/A
Liquid Hedge Funds	(0.6)	N/A	(G)	(9.5)	(0.6)	—		(4.9)
Total	$(20.6)	$—		$(85.1)	$(20.6)	$(31.1)		$(9.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.4 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of June 30, 2016, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	38%
Financial Services and Assets	32%
Senior Living	13%
Real Estate	12%
Other	5%
100%

(D)
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

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $19.6 million or $(15.8) million, respectively, and compensation and benefits expense would increase by $3.2 million or decrease by $2.6 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings. However, a reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments.

(G)	Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2016, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of June 30, 2016, we had $41.9 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $3.8 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S, dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $4.7 million.

As of June 30, 2016, we have $92.5 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $10.3 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $8.4 million.

As of June 30, 2016, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized loss position of $12.8 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized loss position in these contracts would decrease by $22.7 million (resulting in a net unrealized gain position of $9.9 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized loss position in these contracts would increase by $27.5 million (resulting in a net unrealized loss position of $40.3 million).

In addition, we held $19.7 million of foreign-denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of June 30, 2016.

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

In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-control shareholder. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Graticule and for managed accounts which are counted toward Fortress’ AUM. The loss of Mr. Levinson could result in withdrawal requests from such investors and investors in Graticule funds. Substantial withdrawals would have a material adverse effect on Graticule and could possibly lead to the liquidation of the funds and a corresponding elimination of our earnings from those funds. The loss of Mr. Levinson or his departure from Graticule could ultimately result in the loss of our earnings attributable to certain managed accounts or the Graticule funds.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions on behalf of our funds. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge fund and, to a lesser extent, credit fund businesses and certain permanent capital vehicles are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. For example, the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. If a fund's trading orders are not executed in a timely and efficient manner due to systems failures, human error or otherwise, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack (which is an ongoing threat), we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments or we manage and their respective investors, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies, permanent capital vehicles or other investments based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO is required to satisfy these rules, but these rules are in the process of being modified. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented in mid-2016 and a new version of the Markets in Financial Instruments Directive is currently being developed, both of which may also impose additional costs on the operation of our business in Europe. In addition, following the results of the Brexit referendum, current United Kingdom legislation may be subject to change over the coming years, which in turn may impose additional costs on the operation of our business in Europe generally and the United Kingdom in particular.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of owners of senior living facilities. In addition, opportunities may arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating or separating and providing operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, in April 2010 we acquired Logan Circle, which is a traditional investment manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. In addition, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.

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

With respect to our credit hedge funds and liquid hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of June 30, 2016, the investment performance of certain hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the condensed consolidated financial statements included herein for more information.

In addition, no private equity fund, permanent capital vehicle, or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund or the operating results of the publicly traded permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the publicly traded permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income until their respective NAVs or operating results exceed these amounts. In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the “Management Agreements and Fortress Funds” note to the condensed consolidated financial statements included herein for more information.

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which, $167.3 million was available to be drawn as of June 30, 2016. The new revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable

LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income

(loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2016, amounts due from our funds included $41.1 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of June 30, 2016, we also had past due amounts of $12.2 million of management fees and $6.9 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in the lowering of the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $147.0 million during the six months ended June 30, 2016 and $773.3 million for the year ended December 31, 2015. Our liquid hedge funds (excluding the Fortress Macro Funds and related managed accounts and the Fortress Convex Asia Funds) received redemption requests from fee paying investors for a total of $102.1 million and $207.4 million during the six months ended June 30, 2016 and 2015, respectively. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. In June 2016, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of June 30, 2016, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Recently, markets have been affected by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy, rapidly falling oil price and Brexit. In the event of a continued market downturn, each of our businesses could be affected in different ways. During market downturns, our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See “Market Considerations.”

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

Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $147.0 million during the six months ended June 30, 2016 and $773.3 million for the year ended December 2015. Our liquid hedge funds (excluding the Fortress Macro Funds and related managed accounts and the Fortress Convex Asia Funds) received redemption requests from fee paying investors for a total of $102.1 million and $207.4 million during the six months ended June 30, 2016 and 2015, respectively. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, which reduced our AUM and therefore our management fees and may impact our reputation. In June 2016, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. See "—Assets Under Management —Redemptions."

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

Our investment funds often make investments in companies that we do not control and we have investments in funds that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, in January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business with Fortress keeping a significant minority ownership stake in the general partner and/or manager. Such investments are subject to increased risk that the entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the entity may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social, regulatory and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the Euro. Instability of the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities of certain of our funds would be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone, including potential consequences following Brexit, and the potential effects of government intervention intended to address it could materially adversely affect our business. Similarly, we manage several investment funds that are focused on Japan, and the Japanese economy has experienced periods of fiscal and economic volatility recently. We may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our investments and businesses in Japan.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2016, we had 403,740,156 outstanding Class A shares on a fully diluted basis, including 105,449,659 resulting from vested equity compensation granted pursuant to our equity incentive plan, 17,693,194 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,334,911 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of June 30, 2016, 57,226,224 Class A shares remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2016, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of June 30, 2016, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 3,198,881 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Mr. Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, we purchased from Mr. Novogratz 56,817,035 Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In January 2016, we issued 1.6 million Class A shares to a principal in connection with the vesting of dividend paying RSUs (excluding the issuance of 0.6 million Class A shares to Mr. Novogratz in connection with the vesting of dividend paying RSUs).

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

10.32	Fortress Investment Group LLC 2016 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-211828), Exhibit 99.1).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

July 28, 2016

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

July 28, 2016

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

July 28, 2016