Form 10-Q
period 2016-09-30
Fortress Investment Group LLC
filed 2016-11-03
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Class A Shares: 216,839,627 outstanding as of October 28, 2016.
Class B Shares: 169,207,335 outstanding as of October 28, 2016.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

Set forth below is information about certain terms used in this Quarterly Report on Form 10-Q:

"Management Fee Paying Assets Under Management," or "AUM," refers to the management fee paying assets we manage or co-manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. In addition, AUM includes management fee paying assets managed by autonomous businesses in which we retain a minority interest. Our AUM equals the sum of:

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds, private permanent capital vehicle through May 2015 and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with certain private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital or book equity (as defined) of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds;

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM related to affiliated manager funds and co-managed funds.

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

"Fortress," "we," "us," "our," the "company" and the "public company" refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group (as defined below) and all of its subsidiaries.

"Fortress Funds" and "our funds" refers to the private investment funds, permanent capital vehicles and related managed accounts that we manage or co-manage. The Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

"Fortress Operating Group" or "FOG" refers to the limited partnerships and their subsidiaries through which we conduct our business and hold our investments. The public company controls the Fortress Operating Group through wholly owned subsidiaries that serve as the general partner of each FOG entity.

Economic interests in each FOG entity are represented by Class A common units and Class B common units. Class A common units are (indirectly) owned by the public company, and Class B common units are owned by the principals (defined below). Class B units have, from time to time, also been held by a former senior employee, who exchanged his remaining Class B units, together with his remaining Class B shares of the public company, for Class A shares of the public company in September 2016.

The number of outstanding Class A common units equals the number of outstanding Class A shares of the public company. The number of outstanding Class B common units equals the number of outstanding Class B shares of the public company.

"Fortress Operating Group units" or "FOGUs" is the term we use to refer to the aggregate of one limited partner interest (either a Class A common unit or a Class B common unit, as applicable) in each FOG entity. One FOGU together with one Class B share is convertible into one Class A share. A surrendered Class B common unit automatically converts into a Class A common unit.

"principals" or "Principals" refers to Peter Briger, Wesley Edens and Randal Nardone, collectively, as well as Michael Novogratz until his retirement in January 2016. The principals significantly influence the public company through their ownership of the public company’s Class B shares. The Class B shares and the Class A shares are each entitled to one vote per share. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part II, Item 1A, "Risk Factors," Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and planned transactions. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$350,712	$339,842
Due from affiliates	189,461	273,811
Investments	918,526	1,055,789
Investments in options	42,554	30,427
Deferred tax asset, net	422,237	427,102
Other assets	134,425	148,310
Total Assets	$2,057,915	$2,275,281

Liabilities and Equity
Accrued compensation and benefits	$260,212	$318,750
Due to affiliates	360,301	365,218
Deferred incentive income	388,874	332,329
Debt obligations payable	182,838	230,677
Other liabilities	107,603	86,503
Total Liabilities	1,299,828	1,333,477

Commitments and Contingencies

Redeemable Non-controlling Interests	—	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 216,839,627
and 216,790,409 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,207,335
and 169,514,478 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	1,915,578	1,988,707
Retained earnings (accumulated deficit)	(1,420,079)	(1,415,113)
Accumulated other comprehensive income (loss)	(4,652)	(2,909)
Total Fortress shareholders’ equity	490,847	570,685
Principals’ and others’ interests in equity of consolidated subsidiaries	267,240	371,119
Total Equity	758,087	941,804
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,057,915	$2,275,281

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Management fees: affiliates	$123,491	$134,414	$377,269	$413,057
Management fees: non-affiliates	14,455	15,400	42,066	45,657
Incentive income: affiliates	17,396	48,773	71,334	155,154
Incentive income: non-affiliates	31,000	439	40,862	735
Expense reimbursements: affiliates	54,602	59,988	166,041	168,544
Expense reimbursements: non-affiliates	1,258	2,757	4,064	9,573
Other revenues (affiliate portion disclosed in Note 6)	18,943	2,248	23,832	6,476
Total Revenues	261,145	264,019	725,468	799,196

Expenses
Compensation and benefits	184,159	169,027	539,643	547,023
General, administrative and other	33,046	37,887	104,942	126,053
Depreciation and amortization	5,275	16,102	17,362	34,201
Interest expense	2,643	918	8,662	2,796
Transfer of interest in Graticule (see Note 1)	—	—	—	101,000
Total Expenses	225,123	223,934	670,609	811,073

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	1,862	(39,888)	(22,077)	(15,114)
Tax receivable agreement liability adjustment	—	(390)	(2,699)	(7,890)
Earnings (losses) from equity method investees	27,467	(22,195)	(2,420)	(16,808)
Gain on transfer of Graticule (see Note 1)	—	—	—	134,400
Total Other Income (Loss)	29,329	(62,473)	(27,196)	94,588

Income (Loss) Before Income Taxes	65,351	(22,388)	27,663	82,711
Income tax benefit (expense)	(7,008)	(3,584)	(11,863)	(16,784)
Net Income (Loss)	$58,343	$(25,972)	$15,800	$65,927
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$27,181	$(11,727)	$7,609	$42,149
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	—	—	(6)
Net Income (Loss) Attributable to Class A Shareholders	31,162	(14,245)	8,191	23,784
	$58,343	$(25,972)	$15,800	$65,927
Dividends declared per Class A share	$0.09	$0.08	$0.37	$0.54

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.14	$(0.07)	$0.03	$0.10
Net income (loss) per Class A share, diluted	$0.07	$(0.07)	$0.02	$0.09
Weighted average number of Class A shares outstanding, basic	216,913,032	216,439,077	218,160,131	216,138,405
Weighted average number of Class A shares outstanding, diluted	390,293,844	216,439,077	390,240,731	222,213,743

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss) (net of tax)
Net income (loss)	$58,343	$(25,972)	$15,800	$65,927
Foreign currency translation income (loss)	(518)	621	(3,830)	249
Comprehensive income (loss) from equity method investees	(11)	—	(178)	—
Total comprehensive income (loss)	$57,814	$(25,351)	$11,792	$66,176
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	$26,888	$(11,473)	$5,335	$42,095
Comprehensive income (loss) attributable to redeemable non-controlling interests	—	—	—	(6)
Comprehensive income (loss) attributable to Class A shareholders	30,926	(13,878)	6,457	24,087
	$57,814	$(25,351)	$11,792	$66,176

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders' Equity	Principals' and Others' Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$(2,909)	$570,685	$371,119	$941,804
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	46,635	46,635
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(151,011)	(151,011)
Dividends declared	—	—	(80,082)	—	—	(80,082)	—	(80,082)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(1,069)	—	—	(1,069)	(1,355)	(2,424)
Conversion of Class B shares to Class A shares	307,143	(307,143)	446	—	(12)	434	(434)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	(1,371)	—	—	(1,371)	(26)	(1,397)
Director restricted share grant	157,519	—	426	—	—	426	335	761
Capital increase related to equity-based compensation (net of tax)	4,383,419	—	8,673	—	—	8,673	6,800	15,473
Repurchase of Class A shares (Note 8)	(4,798,863)	—	—	(13,157)	—	(13,157)	(10,307)	(23,464)
Dilution impact of equity transactions (Note 6)	—	—	(152)	—	3	(149)	149	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	8,191	—	8,191	7,609	15,800
Foreign currency translation income (loss)	—	—	—	—	(1,654)	(1,654)	(2,176)	(3,830)
Comprehensive income (loss) from equity method investees	—	—	—	—	(80)	(80)	(98)	(178)
Total comprehensive income (loss)						6,457	5,335	11,792
Equity - September 30, 2016	216,839,627	169,207,335	$1,915,578	$(1,420,079)	$(4,652)	$490,847	$267,240	$758,087

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$15,800	$65,927
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	17,362	34,201
Other amortization (included in interest expense)	616	585
(Earnings) losses from equity method investees	2,420	16,808
Distributions of earnings from equity method and other investees	19,669	32,345
(Gains) losses	22,077	15,114
Deferred incentive income	(82,287)	(115,892)
Deferred tax (benefit) expense	9,003	(5,786)
Options received from affiliates	(2,262)	(25,158)
Tax receivable agreement liability adjustment	2,699	7,890
Equity-based compensation	21,618	32,562
Options in affiliates granted to employees	4,024	1,912
Other	297	1,096
Transfer of interest in Graticule (see Note 1)	—	101,000
Gain on transfer of Graticule (see Note 1)	—	(134,400)
Cash flows due to changes in
Due from affiliates	34,897	8,185
Other assets	(17,187)	(10,113)
Accrued compensation and benefits	(12,327)	(59,386)
Due to affiliates	(9,556)	(7,050)
Deferred incentive income	118,755	146,001
Other liabilities	20,333	37,525
Purchase of investments by consolidated funds	(52,711)	(134,474)
Proceeds from sale of investments by consolidated funds	57,123	85,313
Receivables from brokers and counterparties	(1,148)	(1,694)
Due to brokers and counterparties	2,494	3,421
Net cash provided by (used in) operating activities	171,709	95,932
Cash Flows From Investing Activities
Contributions to equity method investees	(14,909)	(26,435)
Distributions of capital from equity method and other investees	193,720	181,874
Funding of loan receivable	(25,000)	—
Proceeds from loan receivable	10,869	—
Purchase of securities	—	(883)
Proceeds from sale of direct investments	933	—
Proceeds from sale of securities	—	18,101
Proceeds from exercise of options	—	51,543
Purchase of fixed assets	(13,841)	(19,848)
Net cash provided by (used in) investing activities	151,772	204,352

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Financing Activities
Repayments of debt obligations	(222,838)	—
Borrowings under debt obligations	175,000	—
Payment of deferred financing costs	(3,451)	—
Repurchase of Class A shares (Note 8)	(34,047)	(9,676)
Payments to settle RSU statutory withholding tax (Note 8)	(6,594)	—
Excess tax benefits from delivery of RSUs	—	4,476
Dividends and dividend equivalents paid	(83,134)	(122,663)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	71	1,285
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(137,618)	(225,994)
Redeemable non-controlling interests - distributions	—	(1,692)
Net cash provided by (used in) financing activities	(312,611)	(354,264)
Net Increase (Decrease) in Cash and Cash Equivalents	10,870	(53,980)
Cash and Cash Equivalents, Beginning of Period	339,842	391,089
Cash and Cash Equivalents, End of Period	$350,712	$337,109
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,781	$1,552
Cash paid during the period for income taxes	$10,188	$10,376
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$46,290	$69,244
Investments of incentive receivable amounts into Fortress Funds	$64,222	$137,561
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$4,083	$5,774
Retained equity interest related to Graticule transfer (Note 1)	$—	$33,400

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the "Registrant," or, together with its subsidiaries, "Fortress,") is a leading, highly diversified global investment management firm. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds, permanent capital vehicles and related managed accounts (collectively, the "Fortress Funds"). Fortress generally makes investments in these funds.

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

a)
Credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and

b)            Credit private equity ("PE") funds which are comprised of a family of "credit opportunities" funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of "real assets" funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

3)
Liquid hedge funds include (i) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments, and (ii) funds managed by an external manager which Fortress has a minority interest and accounts for using the equity method ("Affiliated Manager").

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

In January 2015, Fortress Asia Macro Funds and related managed accounts transitioned to an autonomous asset management business named Graticule Asset Management Asia ("Graticule"). Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress recorded the results of this transaction at fair value. During the nine months ended September 30, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual operating results, discount rates and economic projections. Fortress also received fees for providing

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

infrastructure services (technology, back office, and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

4)
Logan Circle Partners, L.P. ("Logan Circle"), which represents Fortress's traditional asset management business providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 10.

All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

The accompanying condensed consolidated financial statements and related footnotes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress's consolidated financial statements for the year ended December 31, 2015 and footnotes thereto included in Fortress's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2016. Capitalized terms used herein, and not otherwise defined, are defined in Fortress's consolidated financial statements for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Fortress is currently evaluating the potential impact of adoption of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. The new standard is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) ("ASU 2016-01"). ASU 2016-01 will require measuring equity investments (excluding those accounted for under the equity method, those that result in consolidation and certain other investments) at fair value and recognize the changes in fair value in net income. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016, and was to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Private Equity
Private Equity Funds
Management fees: affil.	$21,191	$28,515	$72,681	$86,877

Permanent Capital Vehicles
Management fees: affil.	27,305	26,932	81,431	68,210
Management fees, options: affil.	2,262	—	2,262	25,158
Management fees: non-affil.	401	436	1,205	1,368
Incentive income: affil.	4,419	(2,625)	17,880	23,119

Credit Funds
Credit Hedge Funds
Management fees: affil.	37,691	35,395	110,939	94,883
Management fees: non-affil.	54	15	70	38
Incentive income: affil.	6,307	1,512	11,033	23,681

Credit PE Funds
Management fees: affil.	33,182	28,956	94,806	86,343
Management fees: non-affil.	—	30	36	88
Incentive income: affil.	6,668	49,744	41,425	108,153
Incentive income: non-affil.	31,000	439	40,862	696

Liquid Hedge Funds
Management fees: affil.	1,183	14,004	13,283	49,137
Management fees: non-affil.	—	1,700	—	6,248
Incentive income: affil.	2	142	996	195
Incentive income: non-affil.	—	—	—	39

Logan Circle
Management fees: affil.	677	612	1,867	2,449
Management fees: non-affil.	14,000	13,219	40,755	37,915
Incentive income: affil.	—	—	—	6

Total
Management fees: affil. (including options)	$123,491	$134,414	$377,269	$413,057
Management fees: non-affil.	$14,455	$15,400	$42,066	$45,657
Incentive income: affil. (A)	$17,396	$48,773	$71,334	$155,154
Incentive income: non-affil.	$31,000	$439	$40,862	$735

(A)
See "Deferred Incentive Income" below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily the private equity funds and credit PE funds, is received when such funds realize returns, or profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as "distributed-unrecognized" deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as "undistributed" deferred incentive income in the table below.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2016 and 2015. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $69.4 million and $46.7 million of additional incentive income would have been recognized during the nine months ended September 30, 2016 and 2015, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as "undistributed" deferred incentive income in the table below.

During the nine months ended September 30, 2016 and 2015, Fortress recognized $82.3 million and $108.8 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented "tax distributions." Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2015	$1,490,276		$(1,157,947)	$332,329	$898,358
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	484,585
Distribution of private equity funds and credit PE funds incentive income	197,274		N/A	197,274	(197,274)
Repayment of prior incentive income distributions (E)	(66,903)		N/A	(66,903)	66,903
Recognition of previously deferred incentive income	N/A		(82,287)	(82,287)	N/A
Changes in foreign exchange rates	8,461		—	8,461	N/A
Deferred incentive income as of September 30, 2016	$1,629,108	(F)	$(1,240,234)	$388,874	$1,252,572	(F)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,777,277		$(1,388,403)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

(C)
At September 30, 2016, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2016 at their net asset values.

(D)
From inception to September 30, 2016, Fortress has paid $776.4 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.3 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $493.9 million of compensation.

(E)
In February 2016, Fortress paid $66.9 million to Fund III representing prior incentive income distributions received ($45.1 million net of employee amounts). As of September 30, 2016, no intrinsic clawback obligation exists for any of the Fortress Funds.

(F)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2016
Distributed incentive income - Private Equity Funds		$780,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,160,205
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		10,586
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,629,108

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2016
Undistributed incentive income - Private Equity Funds		$16,251
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		193,876
Undistributed incentive income - Credit PE Funds		849,407
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		60,336
Undistributed incentive income - Permanent Capital Vehicles		4,330
Undistributed incentive income - Hedge Funds (total)		127,990
Undistributed incentive income - Logan Circle		382
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	—
Undistributed, net of intrinsic clawback		$1,252,572

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of September 30, 2016:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,172,525)	760,904	170,437	2,509,733	2,339,296	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(231,692)	55,938	13,981	290,629	276,648	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,537,042)	1,872,158	(230,361)	3,446,902	3,677,263	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(323,598)	326,908	(112,190)	736,253	848,443	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,848,412)	4,213,755	1,958,454	3,191,603	1,233,149	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(259,786)	389,761	(340,933)	860,605	1,201,538	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	—	(66,998)	(791,523)	819,274	1,610,797	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(954,223)	1,000,416	411,176	1,443,756	1,032,580	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(522)	926,816	(55,441)	1,001,318	1,056,759	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(214,101)	260,293	133,259	—	N/A	12,828	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(51,798)	62,950	31,988	—	N/A	3,197	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(54,008)	126,921	20,276	9,603	154	154	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(753)	1,804	266	286	23	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(12,430)	29,184	4,746	—	N/A	72	—	—	—	—
								$16,251	$780,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	322,176	(17,774)	346,810	42,408	—	N/A	6,214	—	—	—	—
Fortress Equity Partners (2014)	Mar-24	165,588	—	1,104,179	938,591	—	N/A	187,662	—	—	—	—
								$193,876	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(269,739)	$176,000	$178,414	$50,768	$2,688	$2,777	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(219,861)	146,085	91,666	138,941	47,275	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(307,613)	143,578	108,035	—	N/A	3,604	7,904	—	—	—
LDVF Patent Fund (2007)	Nov-27	45,852	(33,968)	26,201	14,317	—	N/A	23	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(435,302)	17,153	93,431	—	N/A	2,850	11,565	4,181	—	—
Credit Opportunities Fund (2008)	Oct-20	5,680,587	(7,475,023)	977,713	2,772,149	—	N/A	107,180	436,852	138,071	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,376,497	(2,808,665)	874,112	1,306,280	—	N/A	104,391	151,706	64,941	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,408,679	(2,287,779)	2,006,377	885,477	—	N/A	133,522	39,908	2,510	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	4,598,123	(4,057,891)	2,280,689	1,740,457	—	N/A	176,716	143,051	50,108	—	—
SIP Managed Account (2010)	Sep-20	11,000	(243,537)	8,916	241,453	—	N/A	2,229	46,507	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	1,081,942	(2,145,680)	541,988	1,605,726	—	N/A	105,951	205,898	81,877	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	552,544	(567,821)	224,264	239,541	—	N/A	10,268	10,705	10,031	—	—
Global Opportunities Fund (2010)	Sep-20	394,241	(265,530)	235,274	106,563	—	N/A	18,161	2,634	2,634	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	846,479	(750,532)	881,368	785,421	—	N/A	102,533	48,107	20,801	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	681,551	(602,385)	676,595	597,429	—	N/A	76,145	39,306	7,989	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	57,991	(62,857)	28,519	33,385	—	N/A	3,057	4,436	2,942	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	13,978	—	14,211	233	864	631	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	96,798	—	98,023	1,225	5,864	4,639	—	—	—	—	—
								$849,407	$1,160,205	$386,085	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$1,173,964	$(406,040)	$964,920	$196,996	$38,253	$24,720	$22,750	$10,384	$2,646	$—	$—
Life Settlements Fund (2010)	Dec-22	425,910	(299,330)	101,502	(25,078)	100,931	126,009	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,995	(24,482)	8,145	(2,368)	8,291	10,659	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	584,983	(104,830)	579,384	99,231	—	N/A	18,993	143	143	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	287,322	(6,588)	338,606	57,872	—	N/A	11,521	28	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	206,499	(886)	242,638	37,025	—	N/A	7,072	31	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	764,147	(31,799)	767,778	35,430	54,856	19,426	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	31,464	(1,429)	24,366	(5,669)	1,150	6,819	—	—	—	—	—
								$60,336	$10,586	$2,789	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Newcastle	$751,896	$ (F)	$ N/A	$41,283
Eurocastle	354,601	—	4,330	42,026
New Residential	2,978,282	—	N/A	98,323
New Media	645,157	—	N/A	35,419
New Senior	1,023,817	96	N/A	635
FTAI	1,086,518	10,360	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,846,389	$—	100.0%	$63,148	$87
Sidepocket investments (Q)	33,241	28	N/A	1,945	—
Sidepocket investments - redeemers (R)	132,162	48,569	N/A	4,109	—
Main fund investments (liquidating) (T)	736,485	—	100.0%	54,886	10,369

Worden Fund
Main fund investments	124,604	—	100.0%	862	—
Main fund investments (liquidating) (T)	44,587	—	100.0%	156	—

Fortress Japan Income Fund (Yen only)
Main fund investments	127,938	N/A	100.0%	160	351

Third Party Originated Funds (U)
Main fund investments	75,110	381	56.0%	468	—
Managed accounts	2,046	6,851	49.5%	66	—

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (Q)	$111,915	$55,300	N/A	$825	$12

Fortress Partners Funds (S)
Sidepocket investments (Q)	47,089	3,703	N/A	1,365	—

Logan Circle
Main fund investments	$94,176	$—	100.0%	$382	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of September 30, 2016, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of September 30, 2016, a certain FCO Managed Account in its investment period, and a portion of MSR Opportunities Fund II A and Long Dated Value Fund I's capital are above their incentive income threshold.

(H)	Represents the amount of net incentive income previously received from the fund since inception.

(I)
Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the condensed consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., "clawed back").

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. "Gross" and "Net" refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of September 30, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

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
SEPTEMBER 30, 2016
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

(Q)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. For the credit hedge funds, the performance of these investments may impact Fortress's ability to earn incentive income from main fund investments. Realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments.

(S)	Includes onshore and offshore funds.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds (as defined below). Main fund investments exclude certain funds which had total NAV of $644.1 million as of September 30, 2016. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

Permanent Capital Vehicles

During the nine months ended September 30, 2016, Fortress's senior living management subsidiary (Blue Harbor) entered into agreements to manage two senior living properties which are each owned by a third party. Under these agreements, Fortress generally will receive management fees based on a percentage of revenues (as defined in the agreement) and reimbursement of certain expenses, including the compensation expense of all on-site employees. For one of the agreements, Fortress may also earn an incentive fee upon sale of the property to a third party.

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2016	December 31, 2015
Equity method and other investees	$896,007	$1,034,189
Equity method investees, held at fair value (A)	22,519	21,600
Total investments	$918,526	$1,055,789
Options in equity method investees	$42,554	$30,427

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized gains (losses)	$(1,362)	$366	$(2,555)	$1,679
Net realized gains (losses) from affiliate investments (A)	788	156	(16,090)	32,857
Net unrealized gains (losses)	(3,187)	(6,493)	(38,023)	(4,893)
Net unrealized gains (losses) from affiliate investments (A)	5,623	(33,917)	34,591	(44,757)
Total gains (losses)	$1,862	$(39,888)	$(22,077)	$(15,114)

(A)
Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2016 and the exercise of options held in New Residential in August 2016 and June 2015.

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mark to fair value on affiliate investments and options	$6,005	$(33,795)	$17,649	$(11,897)
Mark to fair value on derivatives	(3,642)	(2,497)	(38,518)	2,520
Mark to fair value on equity securities	—	—	—	(509)
Gains (losses) on digital currency (Bitcoin)	—	(495)	—	(1,670)
Other	(501)	(3,101)	(1,208)	(3,558)
Total gains (losses)	$1,862	$(39,888)	$(22,077)	$(15,114)

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress’s investments is as follows:

	Nine Months Ended September 30, 2016
	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2015	$608,728	$1,082	$20,518	$44,804	$187,664	$170,169	$22,824	$1,055,789
Earnings (losses) from equity method and other investees	(13,652)	N/A	N/A	3,583	16,039	(8,295)	(95)	(2,420)
Other comprehensive income from equity method investees	(1)	N/A	N/A	—	—	(228)	—	(229)
Contributions to equity method and other investees (C)	368	92	—	62,480	18,662	1,822	88	83,512
Distributions of earnings from equity method and other investees	(310)	N/A	N/A	(1,594)	(17,353)	(412)	—	(19,669)
Distributions of capital from equity method and other investees (C)	(25,576)	N/A	N/A	(57,747)	(23,647)	(92,239)	(1,639)	(200,848)
Total distributions from equity method and other investees	(25,886)	N/A	N/A	(59,341)	(41,000)	(92,651)	(1,639)	(220,517)
Mark to fair value - during period (D)	1,603	46	1,657	N/A	N/A	N/A	299	3,605
Net purchases (sales) of investments by consolidated funds	—	N/A	N/A	—	—	—	(5,758)	(5,758)
Translation adjustment	568	—	57	—	3,192	—	—	3,817
Dispositions	—	(933)	—	—	—	—	—	(933)
Reclassification to Due to Affiliates (E)	1,660	N/A	N/A	—	—	—	—	1,660
Investments as of September 30, 2016	$573,388	$287	$22,232	$51,526	$184,557	$70,817	$15,719	$918,526

Undistributed earnings - September 30, 2016	$19,784	N/A	N/A	$5,448	$10,037	$3,520	$3	$38,792

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles, at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in the Affiliated Manager.

(C)	The amounts presented above can be reconciled to the amounts presented on the condensed consolidated statement of cash flows as follows:

	Nine Months Ended September 30, 2016
	Contributions	Distributions of Capital
Per Condensed Consolidated Statement of Cash Flows	$14,909	$(193,720)
Incentive income invested into the Fortress Funds	64,222	—
Change in distributions receivable from the Fortress Funds	—	(68)
Net funded*	4,083	(4,083)
Other	298	(2,977)
Per Above	$83,512	$(200,848)

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The publicly traded permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress's investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$711,526	$(773,727)	$717,982	$598,528
Expenses	(120,186)	(124,947)	(314,145)	(305,714)
Net Income (Loss)	$591,340	$(898,674)	$403,837	$292,814
Fortress’s earnings (losses) from equity method investees	$(13,652)	$(24,620)	$3,583	$3,446

	Credit PE Funds (A)(C)		Liquid Hedge Funds (B)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and gains (losses) on investments	$1,234,229	$988,406	$81,321	$(216,942)
Expenses	(216,592)	(225,532)	(114,871)	(171,070)
Net Income (Loss)	$1,017,637	$762,874	$(33,550)	$(388,012)
Fortress’s earnings (losses) from equity method investees	$16,039	$9,742	$(8,295)	$(4,929)

(A)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the nine months ended June 30, 2016). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes the operating results of the Affiliated Manager.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Other Assets

In August 2016, Fortress provided a $25.0 million senior secured loan to an alternative investment manager. The loan bears interest at an annual rate equal to LIBOR plus 6.0% (LIBOR plus 8.0% in the event of default) and interest is payable monthly in arrears. The loan matures in August 2021 but is also subject to mandatory partial prepayments based on certain financial conditions being met by the borrower. The loan is collateralized by certain assets of the borrower and is guaranteed by the principal owner of the investment manager. During the three months ended September 30, 2016, Fortress received principal payments of $10.9 million. As of September 30, 2016, the carrying value of the loan was $14.2 million including accrued interest and is included in other assets on the condensed consolidated balance sheet. Fortress recognized $0.2 million of interest income related to the loan for the three months and nine months ended September 30, 2016. Subsequent to September 30, 2016, Fortress received additional principal payments of $4.3 million.

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The following tables set forth certain information as of September 30, 2016 regarding entities initially classified as variable interest entities ("VIEs") during the nine months ended September 30, 2016 in which Fortress held variable interests:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	1	72,126	48,513	14,213	(D)
Credit PE Funds	5	85,086	—	906	(D)

The following tables set forth certain information regarding all variable interest entities in which Fortress held a variable interest as of September 30, 2016 and December 31, 2015.

	Fortress is not Primary Beneficiary
	September 30, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,111,703	$—	$7,739	1	$136,129	$—	$1,959	(D)
Permanent Capital Vehicles	6	26,688,418	17,331,130	99,356	6	23,618,598	15,581,168	114,228	(C)
Credit Hedge Funds	4	1,891,573	474,861	17,459	8	1,912,019	426,988	5,405	(D) (E)
Credit PE Funds	35	1,093,041	285,562	13,316	35	990,008	232,082	9,659	(D) (E)
Liquid Hedge Funds	3	245,836	—	24,753	4	364,535	1,270	39,192	(D) (E)

	Fortress is Primary Beneficiary
	September 30, 2016				December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$46,048	$—	$20,512	9	$71,277	$—	$18,666	(F) (G)
Credit PE Funds	1	400	—	20	2	400	—	20	(F)
Liquid Hedge Funds	1	4,418	—	2,051	1	6,126	—	2,821	(F)
Logan Circle	—	—	—	—	1	4,468	—	4,317	(F)

(A)
Represents financial obligations of the VIEs which are not recourse to Fortress and assets of the VIEs which Fortress does not have the right to make use of to satisfy its obligations. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these VIEs have additional debt within unconsolidated subsidiaries. The debt obligations of the VIEs are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of the VIEs. The VIE's debt obligations have no impact on Fortress’s cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

(B)
Represents Fortress's maximum exposure to loss with respect to these entities, which includes investments in these entities, plus any receivables due from these entities. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities. For VIEs where Fortress is deemed to be the primary beneficiary, these investments and receivables are eliminated in consolidation but still represent Fortress's economic exposure to the VIEs.

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

potentially be significant to these entities. During the nine months ended September 30, 2016, five credit hedge fund entities, five credit PE fund entities and a liquid hedge fund entity were liquidated.

(E)
Includes entities that are a VIE because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the primary beneficiary of these entities because Fortress does not have the power to direct the activities that most significantly impact the economic performance of these entities.

(F)
Includes entities that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. During the nine months ended September 30, 2016, a reconsideration event occurred at seven private equity fund entities and a Logan Circle entity whereby these entities no longer qualified as a VIE. As such, the entities were deemed to be a VOE and Fortress continued to consolidate them since the entities no longer had third party capital. Subsequently, these private equity fund entities and the Logan Circle entity were liquidated. During the nine months ended September 30, 2016, a credit PE fund entity was liquidated.

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

	Fair Value
	September 30, 2016	December 31, 2015	Valuation Method
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles	$22,232	$20,518	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	287	1,082	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$22,519	$21,600
Options in equity method investees	$42,554	$30,427	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets and Due from affiliates)
Derivatives	$1,745	$22,146	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(3,053)	$(3,010)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	$(18,065)	$(2,201)	Level 2 - See below

See Note 4 regarding the fair value of outstanding debt.

In August 2016, New Residential issued 20.0 million shares of its common stock in an offering at a price to the public of $14.20 per share. In connection with this offering, New Residential compensated Fortress for its successful efforts in raising capital for New Residential by granting options to Fortress to purchase 2.0 million shares of New Residential's common stock at $14.20, which were valued at $2.3 million as of the grant date. The options were fully vested upon issuance, become exercisable over

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

thirty months and have a ten-year term. In addition, in August 2016 certain Fortress employees exercised 1.1 million of their tandem options, and Fortress simultaneously exercised 1.1 million of its options, held in New Residential.

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

The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of September 30, 2016.

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016
Foreign exchange option contracts	$1,666	$(889)	$777	$—	$777
Foreign exchange forward contracts	968	—	968	—	968
	$2,634	$(889)	$1,745	$—	$1,745

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2016
Foreign exchange option contracts	$(13,116)	$1,162	$(11,954)	$—	$(11,954)
Foreign exchange forward contracts	(6,111)	—	(6,111)	—	(6,111)
	$(19,227)	$1,162	$(18,065)	$—	$(18,065)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A., Barclays Bank PLC and certain credit PE funds.

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	September 30, 2016 (or nine months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$777	$148,079	$(9,187)	Dec 16-Mar 17
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(11,954)	$217,379	$(13,678)	Dec 16-Feb 19
Foreign exchange forward contracts (JPY) (A)	Other assets	$9	$901	$9	Dec 16
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(6,075)	$164,783	$(6,122)	Dec 16-Jun 19
Foreign exchange forward contracts (JPY)	Due from affiliates	$923	$79,287	$923	Jun 17
Foreign exchange forward contracts (CAD) (A)	Other assets	$36	$107,352	$36	Dec 16
Foreign exchange forward contracts (CAD)	Due to affiliates	$(36)	$107,352	$(36)	Dec 16

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the nine months ended September 30, 2016 related to contracts outstanding at period end.

Fortress's average gross notional amount outstanding for the nine months ended September 30, 2016 was $838.4 million, of which $475.3 million relates to foreign exchange (JPY) derivative contracts used to economically hedge future estimated incentive income.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

	Face Amount and Carrying Value		Contractual	Final	September 30, 2016
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	77,838	155,677	5.00%	Nov 2017	N/A
Total	$182,838	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of September 30, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)
Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress. During the third quarter of 2016, Fortress prepaid $77.8 million of principal which was originally due in November 2016.

Management believes the fair value of its outstanding debt was $184.0 million as of September 30, 2016 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of September 30, 2016. The following table sets forth the financial covenant requirements as of September 30, 2016.

	September 30, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,771	(A)
Consolidated Leverage Ratio	≤	2.50	0.55	(B)
Consolidated Interest Coverage Ratio	≥	4.00	29.36	(B)

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

Fortress is a publicly traded partnership and has a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress's income related to Class A shares is earned by the corporate subsidiary and subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress's income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current
Federal income tax expense (benefit)	$(8,865)	$12,720	$(9,843)	$11,993
Foreign income tax expense (benefit)	2,683	1,089	10,768	7,759
State and local income tax expense (benefit)	1,993	9	1,935	2,818
	(4,189)	13,818	2,860	22,570
Deferred
Federal income tax expense (benefit)	10,187	(9,222)	6,652	1,612
Foreign income tax expense (benefit)	(90)	52	1,836	3,517
State and local income tax expense (benefit)	1,100	(1,064)	515	(10,915)
	11,197	(10,234)	9,003	(5,786)
Total expense (benefit)	$7,008	$3,584	$11,863	$16,784

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2016	December 31, 2015
Gross deferred tax assets	$468,879	$469,759
Less:
Valuation allowance	(40,674)	(39,616)
Deferred tax liabilities (A)	(5,968)	(3,041)
Deferred tax assets, net	$422,237	$427,102

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2015	$39,616
Changes due to FIG Corp. ownership change	217
Net increases (A)	841
Valuation allowance at September 30, 2016	$40,674

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

For the nine months ended September 30, 2016, a net deferred income tax provision of $1.2 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation. For the nine months ended September 30, 2016, a current income tax benefit of $0.7 million was recorded as a credit to paid-in capital, related to dividend equivalent payments on RSUs (Note 8), as applicable, which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

For the nine months ended September 30, 2016, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $1.4 million with an offsetting increase to the valuation allowance of $0.2 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Based on the value of RSUs which vested and were delivered during the nine months ended September 30, 2016, Fortress has a tax shortfall of $2.5 million which was recorded as a credit to income taxes payable and a debit to paid-in capital. For the nine months ended September 30, 2015, Fortress recorded $4.5 million as additional paid-in capital for excess tax benefits from RSUs delivered during the period and as a financing activity on the condensed consolidated statement of cash flows.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2016, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $18.5 million. In addition, during the nine months ended September 30, 2016, the realization of certain tax benefits gave rise to a $2.7 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (B)	Total
September 30, 2016
Management fees and incentive income (A)	$46,448	$22,748	$7,684	$20,157	$2	$464	$—	$97,503
Expense reimbursements (A)	34,164	8,530	11,411	15,442	1,152	113	—	70,812
Dividends and distributions	—	804	—	—	—	—	—	804
Other	—	2,488	—	—	—	—	17,854	20,342
Total	$80,612	$34,570	$19,095	$35,599	$1,154	$577	$17,854	$189,461

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (B)	Total
December 31, 2015
Management fees and incentive income (A)	$41,706	$49,578	$55,864	$20,540	$5,880	$452	$—	$174,020
Expense reimbursements (A)	35,982	11,052	13,250	16,006	1,867	129	—	78,286
Dividends and distributions	—	270	—	—	—	—	—	270
Other	—	2,383	—	—	—	—	18,852	21,235
Total	$77,688	$63,283	$69,114	$36,546	$7,747	$581	$18,852	$273,811

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.6 million as of September 30, 2016, respectively, and of $12.2 million and $6.8 million as of December 31, 2015, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

As of September 30, 2016, amounts due from Fortress Funds recorded in Due from Affiliates included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

As of September 30, 2016, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.6 million in private equity general and administrative expenses due from another Fortress Fund, which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	September 30, 2016	December 31, 2015
Principals - tax receivable agreement - Note 5	$267,617	$264,625
Principals - Principal Performance Payments - Note 7	23,956	42,234
Distributions payable on Fortress Operating Group units - Note 8	3,980	7,739
Other	16,828	4,360
General partner liability - Note 9	47,920	46,260
Total	$360,301	$365,218

Other Related Party Transactions

For the nine months ended September 30, 2016 and 2015, Other Revenues included $4.1 million and $2.8 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2016, Fortress advanced $2.3 million to senior employees who are not an officer of Fortress. The advances bear interest at rates up to LIBOR+4%. All principal and interest is due and payable no later than February 2020. In addition, during the nine months ended September 30, 2016, four senior employees repaid advances aggregating $2.2 million.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology-related assets for $1.7 million in cash with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in February 2017. Fortress may also receive an additional cash payment of $0.5 million (for a total of $1.1 million of potential additional consideration) in February 2017, subject to certain conditions. This resulted in a $1.7 million gain included in gains (losses) on the condensed consolidated statement of operations for the nine months ended September 30, 2016.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	September 30, 2016	December 31, 2015
Fortress Operating Group units held by the Principals and a former senior employee (see Note 8)	$241,354	$307,539
Employee interests in majority owned and controlled fund advisor and general partner entities	24,607	61,833
Other	1,279	1,747
Total	$267,240	$371,119

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	September 30, 2016	December 31, 2015
Fortress Operating Group equity	$576,534	$764,429
Less: Others' interests in equity of consolidated subsidiaries	(25,886)	(63,580)
Total Fortress shareholders' equity in Fortress Operating Group	$550,648	$700,849
Fortress Operating Group units outstanding (A)	169,207,335	169,514,478
Class A shares outstanding	216,839,627	216,790,409
Total	386,046,962	386,304,887
Fortress Operating Group units as a percent of total (B)	43.8%	43.9%
Equity of Fortress Operating Group units held by the Principals and a former senior employee (see Note 8)	$241,354	$307,539

(A)	Held by the Principals and a former senior employee (see Note 8); exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.2% and 56.1% of Fortress Operating Group as of September 30, 2016 and December 31, 2015, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fortress Operating Group units held by the Principals and a former senior employee	$27,099	$(11,642)	$6,728	$41,318
Employee interests in majority owned and controlled fund advisor and general partner entities	100	(69)	907	970
Other	(18)	(16)	(26)	(139)
Total	$27,181	$(11,727)	$7,609	$42,149

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fortress Operating Group net income (loss)	$61,825	$(22,824)	$16,112	$79,870
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(82)	85	(881)	(831)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	—	—	—	6
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$61,743	$(22,739)	$15,231	$79,045
Fortress Operating Group as a percent of total (A)	43.9%	51.2%	44.2%	52.3%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$27,099	$(11,642)	$6,728	$41,318

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The following discloses the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	$—	$53	$3,559	$8,417
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	(3,708)	—
Dilution impact of equity transactions	—	53	(149)	8,417
Increase in Fortress's shareholders' equity for the conversion of Fortress Operating Group units by a former senior employee (see Note 8)	434	—	434	—
Total transfers (to) from the Principals' and Others' Interests	434	53	285	8,417
Net income (loss) attributable to Class A shareholders	31,162	(14,245)	8,191	23,784
Change from transfers (to) from the Principals’ and Others' Interests and from net income (loss) attributable to Fortress	$31,596	$(14,192)	$8,476	$32,201

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity-based compensation, per below	$6,689	$7,174	$21,618	$32,562
Profit-sharing expense, per below	56,670	39,557	148,757	145,816
Discretionary bonuses	59,212	54,475	179,144	175,292
Other payroll, taxes and benefits	61,588	67,821	190,124	193,353
	$184,159	$169,027	$539,643	$547,023

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2015	20,927,169	$6.66	322,278	$6.74
Issued	2,670,695	$3.56	—	—
Transfers	—	—	—	—
Converted	(5,894,609)	$6.13	(131,884)	$7.38
Forfeited	(259,252)	$5.92	(141,423)	4.56
Outstanding at September 30, 2016 (B)	17,444,003	$6.37	48,971	$7.61

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expense incurred (B)
Employee RSUs	$6,139	$5,831	$19,177	$24,653
Non-employee RSUs	(227)	24	(160)	1,088
Principal Performance Payments (C)	741	1,294	2,494	6,796
Restricted shares (D)	36	25	107	25
Total equity-based compensation expense	$6,689	$7,174	$21,618	$32,562

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2016 of $64.5 million, with a weighted average recognition period of 3.6 years.

(C)
Represents expense associated with RSUs awarded for Principal Performance Payments in relation to 2013, 2014 and 2015. These RSUs vest ratably over a period of three years. Based on 2016 performance to date, no equity awards would be granted for Principal Performance Payments related to 2016.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years.

Fortress’s management reviewed the estimated forfeiture factor as of September 30, 2016 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

During the nine months ended September 30, 2016, Fortress granted 2.2 million non-dividend paying RSUs to its employees valued at an aggregate of $7.5 million on the respective grant dates. These RSUs vest over a period of three years.

In February 2016, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2015 results valued at an aggregate of $2.0 million on the grant date. These RSUs vest over a period of three years.

The expense for Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2016
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$763	$5,869	$6,632
Credit businesses	1,731	18,087	19,818
Total	$2,494	$23,956	$26,450

Subsequent to September 30, 2016, each of the Principals executed new employment agreements with Fortress. These agreements create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the current employment agreements. The term of the Principals' current employment agreements expires on December 31, 2016. The Fortress Board of Directors also approved certain amendments to the Principal Compensation Plan that (i) removes the vesting requirement for future issuances of equity under the plan, which means that any future equity based payments to Principals will be made in the form of Class A shares rather than RSUs and (ii) provides that all awards relating to 2017 and after will be based on 20% of fund management distributable earnings regardless of whether a Principal sponsors a fund or is the named Chief Investment Officer of the fund.

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan, as amended. The Logan Circle Comp Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards would be expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through September 30, 2016, no compensation expense was recognized under this plan as the satisfaction of the performance condition and granting of the award were not considered to be probable.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Private equity funds	$—	$—	$—	$—
Permanent capital vehicles (A)	2,550	(4,080)	10,040	4,881
Credit hedge funds	15,964	1,251	30,133	31,384
Credit PE funds	28,047	34,424	83,943	79,989
Liquid hedge funds	131	325	685	1,673
Principal Performance Payments (B)	9,978	7,637	23,956	27,889
Total	$56,670	$39,557	$148,757	$145,816

(A)
Includes rights in options held in the publicly traded permanent capital vehicles (tandem options) that are granted to certain Fortress employees. The fair value and changes thereto are recorded as profit sharing compensation expense.

(B)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

8. EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress's potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress's subsidiary, Fortress Operating Group, that are owned by the Principals (and a former senior employee through September 2016) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by GAAP to each of its outstanding equity instruments as shown below.

Substantially all of Fortress's business is conducted at the Fortress Operating Group ("FOG") level and FOG's net income (loss) is allocated pro rata between the Fortress Operating Group units held by the Registrant, on the one hand, and the Principals and a former senior employee, on the other hand. The FOG income allocated to the Principals and a former senior employee is not subject to corporate income tax. A substantial portion of the Registrant’s income is allocated to FIG Corp. and is subject to U.S federal and state income taxation (taxed at prevailing rates), while the remainder of the Registrant’s portion of FOG income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The primary difference between basic and diluted earnings per share ("EPS"), if any, is income tax related. If the Principals and a former senior employee converted all of their Fortress Operating Group units into Class A shares, their portion of FOG’s income would become subject to corporate level taxation. Certain permanent differences in the Registrant’s tax calculation are not based on FIG Corp.’s ownership percentage of FOG. Thus, the effective tax rate changes when more income or loss is allocated to FIG Corp. This change in the effective tax rate results in incremental per share income or loss in the diluted EPS calculation, depending on whether the Registrant has income tax expense or benefit for the period. The comparison of the Registrant’s effective tax rate and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	215,722,403	215,722,403	216,581,904	216,581,904
Fully vested restricted Class A share units with dividend equivalent rights	303,762	303,762	755,599	755,599
Restricted Class A shares	886,867	886,867	822,628	822,628
Fortress Operating Group units exchangeable into Class A shares (1)	—	169,437,692	—	169,488,696
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	3,943,120	—	2,591,904
Total weighted average shares outstanding	216,913,032	390,293,844	218,160,131	390,240,731
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$31,162	$31,162	$8,191	$8,191
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(808)	(808)	(1,679)	(1,679)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	(2,430)	—	2,256
Net income (loss) available to Class A shareholders	$30,354	$27,924	$6,512	$8,768
Weighted average shares outstanding	216,913,032	390,293,844	218,160,131	390,240,731
Basic and diluted net income (loss) per Class A share	$0.14	$0.07	$0.03	$0.02

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	214,984,712	214,984,712	211,487,868	211,487,868
Fully vested restricted Class A share units with dividend equivalent rights	737,423	737,423	3,871,624	3,871,624
Restricted Class A shares	716,942	716,942	778,913	778,913
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	6,075,338
Total weighted average shares outstanding	216,439,077	216,439,077	216,138,405	222,213,743
Basic and diluted net income (loss) per Class A share
Net income attributable to Class A shareholders	$(14,245)	$(14,245)	$23,784	$23,784
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(417)	(417)	(2,994)	(2,994)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	—
Net income (loss) available to Class A shareholders	$(14,662)	$(14,662)	$20,790	$20,790
Weighted average shares outstanding	216,439,077	216,439,077	216,138,405	222,213,743
Basic and diluted net income per Class A share	$(0.07)	$(0.07)	$0.10	$0.09

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

(2)
Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress's Class A shares and therefore participate

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

fully in the results of Fortress’s operations from the date they are granted. They are considered in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share Units	9,197,150	12,477,524	9,099,458	12,535,142

The Class B shares have no net income (loss) per share as they do not participate in Fortress's earnings (losses) or distributions.  The Class B shares have no dividend or liquidation rights. Each Class B share, along with one Fortress Operating Group unit, can be exchanged for one Class A share, subject to certain limitations. The Class B shares have voting rights on a pari passu basis with the Class A shares.

In September 2016, a former senior employee exchanged all of his remaining 307,143 Fortress Operating Group units and Class B shares for an equal number of Class A shares.

In March 2016, Fortress completed a modified "Dutch auction" self-tender offer and purchased 4,798,863 of its Class A shares at a purchase price of $4.75 per share, or an aggregate purchase price of $22.8 million. Additionally, Fortress incurred $0.7 million in expenses in connection with the transaction. All of these Class A shares were canceled and cease to be outstanding.

During the nine months ended September 30, 2016, in connection with the delivery of vested RSUs, Fortress paid $6.6 million of statutory withholding tax on behalf of employees and, therefore, issued only 2.2 million Class A shares in satisfaction of 3.8 million RSUs originally granted. This payment is treated as a financing activity on the condensed consolidated statement of cash flows since it had the same effect as if Class A shares were repurchased.

In November 2015, Fortress purchased from a former principal 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding.

In February 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. During the nine months ended September 30, 2016 and 2015, Fortress paid $10.6 million and $9.7 million, respectively, to Nomura related to the purchase agreement.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Class A shares	215,722,403	214,984,712	216,581,904	211,487,868
Restricted Class A shares (directors)	886,867	716,942	822,628	778,913
Restricted Class A share units (employees) (A)	303,762	737,423	755,599	3,871,624
Restricted Class A share units (employees) (B)	8,063,715	10,825,209	7,982,073	10,119,674
Fortress Operating Group units (Principals and a former senior employee)	169,437,692	226,331,513	169,488,696	226,331,513
Total	394,414,439	453,595,799	395,630,900	452,589,592

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

	As of September 30, 2016	As of December 31, 2015
Class A shares	215,952,760	216,061,061
Restricted Class A shares (directors)	886,867	729,348
Restricted Class A share units (employees) (A)	359,605	1,360,960
Restricted Class A share units (employees) (B)	8,063,715	9,174,707
Fortress Operating Group units (Principals and a former senior employee)	169,207,335	169,514,478
Total	394,470,282	396,840,554

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the nine months ended September 30, 2016 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$80,082	$—	$80,082
Dividend equivalents on restricted Class A share units (A)	66	2,986	103	3,089
Distributions to Fortress Operating Group unit holders
(Principals and a former senior employee) (B)	7,739	61,818	3,980	65,798
Total distributions	$7,805	$144,886	$4,083	$148,969

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the condensed consolidated statements of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

On November 2, 2016, Fortress declared a base quarterly dividend of $0.09 per Class A share for the third quarter of 2016. The dividend is payable on November 18, 2016 to holders of record of Class A shares on November 14, 2016.

On July 27, 2016, Fortress declared a base quarterly cash dividend of $0.09 per Class A share for the second quarter of 2016. The dividend was paid on August 16, 2016 to holders of record of Class A shares on August 10, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.2 million.

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress's commitments and contingencies remain materially unchanged from December 31, 2015.

General Partner Liability — Certain of Fortress’s consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 2), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on Fortress's balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment.  See "Litigation" below.

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress's interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the condensed consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2016 was $47.9 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2016, individually and in the aggregate, will not materially affect Fortress's results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $147.5 million as of September 30, 2016, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of September 30, 2016 are as follows:

October 1, 2016 to December 31, 2016	$6,299
2017	18,241
2018	25,827
2019	25,083
2020	24,773
2021	23,689
Thereafter	245,524
Total	$369,436

Rent expense, including operating expense escalations, during the nine months ended September 30, 2016 and 2015 was $20.5 million and $22.3 million, respectively, and was included in general, administrative and other expense on the condensed consolidated statements of operations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

Management assesses Fortress's segments on a Fortress Operating Group and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (primarily held by the Principals) and income tax expense.

Management assesses the net performance of each segment based on its "distributable earnings" ("DE") and utilizes "fund management distributable earnings" or "fund management DE" as a supplemental measure of segment performance. Neither distributable earnings nor fund management DE is a measure of cash generated by operations which is available for distribution. Rather, they are supplemental measures of operating performance used by management in analyzing its segments and overall results. Neither distributable earnings nor fund management DE should be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress's liquidity, and they are not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

DE is defined by Fortress's chief operating decision maker ("CODM"), which is its management committee. The CODM receives performance reports on Fortress's segments on a DE basis pursuant to their requirements for managing Fortress's business.

"Distributable earnings" attributable to the Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

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
SEPTEMBER 30, 2016
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

Total segment assets are equal to total GAAP assets adjusted for:

(i)
any difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and net asset value for nonpublic investments,

(ii)
employees' and others' portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals' and others’ interests in equity of consolidated subsidiaries) but net for segment reporting purposes,

(iii)
the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above, and

(iv)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling item in (i)(b) above.

Embedded Incentive Income

As of September 30, 2016, Fortress had $1.3 billion of gross undistributed incentive income and no intrinsic clawback related to distributed incentive income exists for any of the Fortress Funds (Note 2). Of the $1.3 billion, $69.4 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicle and Logan Circle incentive income recorded during the nine months ended September 30, 2016.

In addition, Fortress has foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized loss of $16.3 million as of September 30, 2016. If these contracts would have been settled as of September 30, 2016, Fortress would have reduced gross distributable earnings by $16.3 million, or by $9.8 million net of employee interests.

Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $26.2 million of gross additional distributable earnings, or $25.4 million net of employee interests, based on their respective September 30, 2016 closing prices.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Embedded Gain/Loss and Impairment of Investments for DE Purposes

During the nine months ended September 30, 2016, Fortress recorded $3.2 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Fortress had $1.8 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2016, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $474.5 million, representing a net unrealized gain.

Clawback Reserve on Incentive Income for DE Purposes

As of September 30, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

Segment Results of Operations

Summary financial data on Fortress's segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress's investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

September 30, 2016 and the Nine Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$72,681	$81,886	$112,572	$94,842	$13,391	$42,622	$—		$417,994
Incentive income	—	26,191	84,015	196,131	996	382	—		307,715
Segment revenues - total	$72,681	$108,077	$196,587	$290,973	$14,387	$43,004	$—		$725,709
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$45,357	$45,090	$87,014	$97,042	$(10,340)	$4,296	$—		$268,459
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$45,357	$45,090	$87,014	$97,042	$(5,411)	$4,296	$—		$273,388
Fund management distributable earnings (loss)	$45,333	$39,244	$73,149	$92,820	$(5,411)	$4,296	$—		$249,431
Pre-tax distributable earnings (loss)	$44,524	$41,174	$76,242	$106,936	$(8,965)	$4,828	$(9,962)		$254,777

Total segment assets	$656,342	$109,808	$141,014	$247,274	$70,344	$48,620	$882,652	(A)	$2,156,054
Three Months Ended September 30, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$21,191	$27,456	$38,100	$33,182	$1,291	$14,677	$—	$135,897
Incentive income	—	10,271	44,256	57,880	2	318	—	$112,727
Segment revenues - total	$21,191	$37,727	$82,356	$91,062	$1,293	$14,995	$—	$248,624
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$13,801	15,579	$41,800	$28,275	$(6,150)	$1,808	$—	$95,113
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$13,801	15,579	$41,800	$28,275	$(3,298)	$1,808	$—	$97,965
Fund management distributable earnings (loss)	$13,794	13,672	$34,357	$27,653	$(3,298)	$1,808	$—	$87,986
Pre-tax distributable earnings (loss)	$13,803	14,288	$35,799	$31,550	$(4,978)	$1,944	$(2,725)	$89,681

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Nine Months Ended September 30, 2015

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$86,891	$68,827	$95,726	$86,431	$55,385	$40,364	$—	$433,624
Incentive income	—	75,517	74,183	153,924	450	46	—	304,120
Segment revenues - total	$86,891	$144,344	$169,909	$240,355	$55,835	$40,410	$—	$737,744
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$44,747	$86,296	$80,973	$71,117	$(13,775)	$(854)	$—	$268,504
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$44,747	$86,296	$80,973	$71,117	$(3,268)	$(854)	$—	$279,011
Fund management distributable earnings (loss)	$44,747	$73,191	$69,251	$67,629	$(3,268)	$(854)	$—	$250,696
Pre-tax distributable earnings (loss)	$44,851	$74,364	$70,769	$77,012	$(1,164)	$(1,595)	$(3,355)	$260,882

Three Months Ended September 30, 2015

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$28,515	$27,118	$36,216	$28,986	$15,704	$13,831	$—	$150,370
Incentive income	—	(1,476)	1,309	70,301	395	(65)	—	70,464
Segment revenues - total	$28,515	$25,642	$37,525	$99,287	$16,099	$13,766	$—	$220,834
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$15,665	$10,430	$15,749	$34,518	$(5,211)	$302	$—	$71,453
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,665	$10,430	$15,749	$34,518	$(2,381)	$302	$—	$74,283
Fund management distributable earnings (loss)	$15,665	$7,821	$12,369	$32,871	$(2,381)	$302	$—	$66,647
Pre-tax distributable earnings (loss)	$15,691	$8,282	$12,855	$38,398	$(4,492)	$(5)	$(1,512)	$69,217

(A)	Unallocated assets includes cash of $343.1 million and net deferred tax assets of $422.2 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fund management distributable earnings	$87,986	$66,647	$249,431	$250,696
Investment income (loss)	4,199	3,404	13,709	12,797
Interest expense	(2,504)	(834)	(8,363)	(2,611)
Pre-tax distributable earnings	89,681	69,217	254,777	260,882

Adjust incentive income
Incentive income received from or declared by private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, subject to contingent repayment	(57,880)	(70,301)	(196,131)	(154,372)
Incentive income received from third parties, subject to contingent repayment	(1,886)	(432)	(4,944)	(4,299)
Incentive income from private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, not subject to contingent repayment	37,668	50,183	82,287	115,892
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(35,631)	(277)	(69,350)	(46,677)
Incentive income from third parties, not subject to contingent repayment	13,793	—	13,793	—
Incentive income received related to the exercise of options	(3,981)	(426)	(3,981)	(57,041)
	(47,917)	(21,253)	(178,326)	(146,497)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(4,108)	(5,483)	(14,839)	(18,049)
Earnings (losses) from equity method investees*	24,833	(22,648)	(7,563)	(28,867)
Gains (losses) on options in equity method investees	3,842	(26,710)	13,847	(3,584)
Gains (losses) on other investments	(1,178)	(13,520)	(35,262)	(7,541)
Impairment of investments (see discussion above)	359	946	3,184	4,346
Adjust income from the receipt of options	2,262	—	2,262	25,158
Gain on transfer of Graticule (see Note 1)	—	—	—	134,400
	26,010	(67,415)	(38,371)	105,863
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including publicly traded permanent capital vehicle options assigned)	(3,424)	(3,681)	(21,961)	(29,693)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	1,373	1,557	15,244	696
	(2,051)	(2,124)	(6,717)	(28,997)

Adjust for the transfer of interest in Graticule (see Note 1)	—	—	—	(101,000)
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(659)	(423)	(1,977)	(588)
Adjust non-controlling interests related to Fortress Operating Group units	(27,099)	11,642	(6,728)	(41,318)
Adjust tax receivable agreement liability	—	(390)	(2,699)	(7,890)
Adjust income taxes and other tax related items	(6,803)	(3,499)	(11,768)	(16,671)
Total adjustments	(58,519)	(83,462)	(246,586)	(237,098)

Net Income (Loss) Attributable to Class A Shareholders	31,162	(14,245)	8,191	23,784
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	27,181	(11,727)	7,609	42,149
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	—	—	—	(6)
Net Income (Loss) (GAAP)	$58,343	$(25,972)	$15,800	$65,927

 * This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share and per share data)

September 30, 2016
Total segment assets	$2,156,054
Adjust equity investments from segment carrying amount	(13,133)
Adjust investments gross of employees' and others' portion	7,872
Adjust intangible assets	(26,075)
Adjust receivables for incentive income subject to annual performance achievement	(66,803)
Total assets (GAAP)	$2,057,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment revenues	$248,624	$220,834	$725,709	$737,744
Adjust management fees	(212)	(555)	(920)	(67)
Adjust incentive income*	(64,332)	(21,253)	(195,520)	(148,232)
Adjust income from the receipt of options	2,262	—	2,262	25,158
Adjust other revenues (including expense reimbursements)**	74,803	64,993	193,937	184,593
Total revenues (GAAP)	$261,145	$264,019	$725,468	$799,196

* Incentive income received from third parties, not subject to contingent repayment of $16.4 million and $0.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $17.2 million and $1.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2016 (referred to as "subsequent events") through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these condensed consolidated financial statements.

Subsequent to September 30, 2016, Fortress formed and made a $20.0 million loan to a new credit PE fund. Fortress determined that the fund qualifies as a variable interest entity and that it is the primary beneficiary and therefore will consolidate the fund. Fortress expects to deconsolidate the fund when sufficient third party capital is raised as the fund's unrelated limited partners have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner without cause based on a simple unaffiliated majority vote.

For additional subsequent events, see Notes 3, 7 and 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s condensed consolidated financial statements and the related notes (referred to as "condensed consolidated  financial statements" or "historical condensed consolidated financial statements") included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $70.1 billion in AUM as of September 30, 2016. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,750 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed for the nine months ended September 30, 2016, with positive performance in some funds and negative performance in others, and overall our segment operating results were slightly down in comparison to the same period of 2015. In addition, we have improved our capital structure by repurchasing our equity through a modified "Dutch auction" self-tender offer completed in March 2016. For more information about these topics, please refer to "— Assets Under Management," "— Performance of our Funds," and "— Liquidity and Capital Resources" below.

As of September 30, 2016, we managed the following businesses:

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

Credit Funds — a business that manages approximately $18.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity ("PE") funds which are comprised of a family of "credit opportunities" funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of "real assets" funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $4.5 billion of AUM which includes $4.2 billion of AUM relating to Graticule Asset Management Asia ("Graticule") as a result of the Fortress Asia Macro Funds and related managed accounts transition on January 5, 2015. Fortress also received fees for providing infrastructure services (technology, back office, and related services) to Graticule through the termination of the infrastructure services agreement in May 2016. In addition, this business includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount matures in November 2016 and the remainder in November 2017. During the third quarter of 2016, Fortress prepaid $77.8 million of principal which was originally due in November 2016.

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

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our "fund investors"). An "alternative" asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below. In addition, our liquid hedge fund business includes funds managed by an external manager in which we have a minority interest and we account for using the equity method ("Affiliated Manager").

Private equity style funds are typically "closed-end" funds, which means they work as follows: we solicit fund investors to make capital commitments to a fund. Fund investors commit a certain amount of capital when the fund is formed. We may "draw" or "call" this capital from the fund investors as the fund makes investments. Capital is returned to fund investors as investments are realized. The fund has a set termination date and we must use an investment strategy that permits the fund to realize all of the investments it makes in the fund within that period. Fund investors may not withdraw or redeem capital, barring certain extraordinary circumstances, and additional fund investors are not permitted to join the fund once it is fully formed. Typically, private equity style funds make longer-term, less liquid (i.e. less readily convertible to cash) investments.

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

Hedge funds are typically "open-end" funds, which means they work as follows: we solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature. Our credit hedge funds include the Mount Kellett Funds of which Fortress is co-manager.

In addition, Fortress has a traditional asset management business. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

In exchange for our services, we receive remuneration in the form of management fees and incentive income. Management fees are typically based on a fixed annual percentage of the capital we manage for each fund investor, and are intended to compensate us for the time and effort we expend in researching, making, managing and realizing investments. Incentive income is typically based on achieving specified performance criteria, and it is intended to align our interests with those of the fund investors and to incentivize us to earn attractive returns. In addition, we receive certain expense reimbursements pursuant to our management agreements. For the Affiliated Manager, we receive a percentage of its earnings.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors and the amount of capital managed by the Affiliated Manager, also known as our "assets under management" or "AUM;"

•	Earn attractive returns on the investments we make; and

•	Effectively manage our liquidity, including our debt, if any, and expenses.

Each of these objectives is discussed below.

Assets Under Management

Management fee paying assets under management, or AUM, fluctuate based on four primary factors:

•
Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf, when the publicly traded permanent capital vehicles raise capital such as in an equity offering or when our Affiliated Manager receives more capital. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes, and (b) the reputation and track record of the manager and its key investment employees.

•
Realization of private equity investments and return of capital distributions: In "closed-end" funds, AUM decreases when we return capital to fund investors as investments are realized. Investments are realized when they are sold or otherwise converted to cash by the manager. Similarly, AUM decreases in publicly traded investment vehicles, including the publicly traded permanent capital vehicles, when return of capital distributions are made to investors.

•
Redemptions: In "open-end" funds, AUM decreases after fund investors ask for their capital to be returned, or "redeemed," at periodic intervals. Typically, fund investors make this decision based on the same factors they used in making the original investment, which may have changed over time or based on circumstances, as well as on their liquidity needs.

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

We disclose the changes in our assets under management below, under "— Assets Under Management."

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

•
Fund returns: Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under "— Performance of Our Funds."

•	Proximity to incentive income threshold: This is a measure of a fund's performance relative to the performance criteria it needs to achieve in order for us to earn incentive income.

Incentive income is calculated differently for the hedge funds, private equity funds and publicly traded permanent capital vehicles, as described below.

•
We generally earn incentive income from hedge funds based on a straight percentage of the returns of each fund investor, since fund investors may enter the fund at different times. Incentive payments are made periodically, typically annually for the Fortress hedge funds. Once an incentive payment is made, it is not refundable. However, if a particular fund investor suffers a loss on its investment, either from the date of the Fund's inception or since the last incentive payment to the manager, this establishes a "high water mark" for that investor, meaning a threshold that has to be exceeded in order for us to begin earning incentive income again from that fund investor. Investors in the same fund could have different high water marks, in terms of both percentage return and dollar amount.

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

•
We generally earn incentive income from private equity style funds based on a percentage of the returns of the fund, subject to the achievement of a minimum return (the "preferred" return) to fund investors. Incentive income is generally paid as each investment in a fund is realized, subject to a "clawback." At the termination of a fund, a computation is done to determine how much incentive income we should have earned based on the fund's overall performance, and any incentive income payments received by us in excess of the amount we should have earned must be returned by us (or "clawed back") to the fund for distribution to fund investors. Certain of our private equity style funds pay incentive income only after all of the fund's invested capital has been returned.

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
In a liquidation of the fund's assets at their estimated fair value as of the reporting date:
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

Our liquidity, and our ability to repay our debt, as well as the amount by which our metrics exceed those required under our financial covenants are discussed below, under "— Liquidity and Capital Resources," "— Debt Obligations," and "— Covenants."

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

Our liquidity is discussed below, under "— Liquidity and Capital Resources." Our compensation expenses, including profit sharing and equity-based compensation, are discussed in Note 7 to our condensed consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 10 to our condensed consolidated financial statements contained herein.

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

4)
Deferred incentive income, which is incentive income that we have already received in cash but is subject to contingencies and may have to be returned ("clawed back") to the respective funds if certain performance hurdles are not met.

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

We believe that the presentation of distributable earnings enhances a reader's understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see "— Results of Operations — Segment Analysis" section herein.

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

U.S. and global financial and economic conditions have a substantial impact on the success of our business strategy, including our ability to effect realizations and make new investments. In addition, equity market conditions impact the ability of our private equity funds to increase the value, and effect realizations, of their portfolio company investments and the ability of our funds that invest in equities to generate positive investment returns. The condition of the debt markets also has a meaningful impact on our business. Several of our funds are directly and indirectly exposed to the debt markets: we invest in debt instruments, our funds borrow money to make investments and our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Our portfolio companies also require access to financing for their operations and refinancing of their debt. Furthermore, from time to time, we utilize debt to finance our investments in our funds and for working capital purposes. In general, strong financial and economic conditions including equity and debt markets enable us to execute our business strategy and generate attractive returns while dampening distressed investment strategies, and periods of weakening economies and markets and increased volatility can also present opportunities to invest at reduced valuations and in distressed asset classes, while negatively impacting fees, realizations and value creation. For example, a significant decline in the value of our funds' investments would require that our funds satisfy minimum return or "high water mark" requirements before generating incentive income and could subject us to "clawback" payments relating to incentive income previously collected. For hedge funds, opportunities to generate returns depend on their investment strategies, which may benefit from market declines or volatility.

In the third quarter of 2016, global markets generally recovered and volatility fell following the initial shock and uncertainty that followed the United Kingdom Leave vote in the EU Referendum. Performance in equities was positive across all major markets and emerging market equities outperformed developed market equities. The U.S. Dollar depreciated against most major currencies, including the Euro and the Japanese Yen, but increased against the British Pound. Yields on global government bonds were up slightly in the second quarter after reaching lows for the year earlier in the summer.

In the U.S., during the third quarter of 2016, there was a continued focus on the path of U.S. monetary policy and its impact on rates. The Federal Reserve raised the federal funds target rate by 25 basis points in mid-December 2015, the first rate hike in nine years, which reflected the Federal Reserve's confidence that the U.S. economy was on a path to "sustainable improvement". During the third quarter of 2016, the Federal Reserve decided to keep interest rates unchanged at both meetings. This posture reflected improvements in the labor market offset by softer corporate spending and an inflation level that continued to run below the longer-run objective.

European equity markets rebounded in the third quarter following large declines post the referendum on British exit from the European Union ("Brexit"). At the August meeting the Bank of England cut their bank rate by 25 basis points and introduced a package of measures to support growth and the inflation target, including the purchase of corporate bonds and an expansion of the government bonds purchase program. Meanwhile, at its two meetings during the quarter, the ECB maintained benchmark rates and the current package of stimulus measures and refrained from expanding or extending the duration of the program. Over the third quarter of 2016, the Euro strengthened by 1.16% against the U.S. Dollar. The British Pound continued to weaken against the U.S. Dollar in the third quarter, declining 2.55%.

Japanese equities finished up in the third quarter of 2016. Similar to European equity markets, the Japanese equity market rebounded following a significant downturn with the Brexit referendum results. The Bank of Japan met twice during the quarter and continued its monetary expansion of ¥80.0 trillion a year and maintained its negative interest rate policy. However, it increased the ETF purchase program, and refined its government bond buying program and inflation objective as headline inflation continues to run below zero. The Japanese Yen strengthened by 1.8% against the U.S. Dollar over the third quarter of 2016, and is now 15.7% stronger on the year versus the U.S. Dollar.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to our ability to raise capital for new investment vehicles and realize investments in existing funds. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital. Recent market conditions, especially in the second half of 2015, however, have negatively affected the terms on which some of our publicly traded permanent capital vehicles and portfolio companies were able to raise debt and equity capital but, as a general matter, positively impacted the environment for making new investments.

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

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment industry appears to have increased during the year ended December 31, 2015 and into the first three months of 2016. The outlook for the rest of the year remains generally positive, though the pace of growth may be decreasing. In addition, weaker performance of certain asset classes within the alternative investment industry may temper positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., "private equity style") funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in "— Performance of Our Funds" section herein, we have generated positive returns in some funds and weaker returns in others. As illustrated in "— Assets Under Management" section herein, we have been able to raise additional capital in our funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as market conditions and other factors.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (K)
	Funds (J)	Permanent Capital Vehicles	Hedge Funds (L)	PE Funds	Liquid Hedge Funds (L)	Logan Circle	Total
AUM December 31, 2015	$8,991	$6,816	$8,799	$9,308	$5,409	$31,178	$70,501
Capital raised (A)	—	279	268	176	79	—	802
Increase in invested capital	19	—	66	680	—	—	765
Capital acquisitions (B)	—	—	682	—	—	—	682
Redemptions (C)	—	—	(65)	—	(467)	—	(532)
RCA distributions (D)	—	—	(314)	—	—	—	(314)
Return of capital distributions (E)	(717)	(105)	(4)	(979)	(29)	—	(1,834)
Adjustment for capital reset (F)	(650)	—	—	—	—	—	(650)
Crystallized incentive income (G)	—	—	(63)	—	—	—	(63)
Equity buyback	—	(125)	—	—	—	—	(125)
Change in AUM of the Affiliated Manager and co-managed funds	—	—	(1,015)	—	(256)	—	(1,271)
Divested Businesses (H)	—	—	—	—	(177)	—	(177)
Net client flows (traditional)	—	—	—	—	—	(1,174)	(1,174)
Income (loss) and foreign exchange (I)	(572)	(19)	450	298	(18)	3,382	3,521
AUM September 30, 2016 (J)	$7,071	$6,846	$8,804	$9,483	$4,541	$33,386	$70,131

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	In March 2016, Fortress was appointed investment manager of certain non-Fortress originated funds (the "JP Funds").

(C)	Excludes redemptions which reduced AUM subsequent to September 30, 2016, if any. Redemptions are further detailed below.

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

(K)
As of September 30, 2016, the private equity funds and credit funds had approximately $0.6 billion and $6.4 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.8 billion is only available for follow-on investments, management fees and other fund expenses.

(L)	As of September 30, 2016, liquid hedge funds AUM included $4.2 billion related to the Affiliated Manager and credit hedge funds AUM included $1.8 billion related to co-managed funds.

Redemptions

The credit hedge funds allow investors to request that their capital be returned generally on a annual basis. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2016 return of capital request notice date is October 2, 2016 for capital to be returned after December 31, 2016. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund for 2009 through 2015 (onshore fund only except for 2015 which included the offshore fund) are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or "RCA." The Mount Kellett Funds, which are co-managed by Fortress, and the JP Funds are not subject to redemptions.

For our liquid hedge funds, prior to 2016, the Fortress Partners Funds and Drawbridge Global Macro Funds were subject to redemption.

During the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts and in June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. Additionally, during the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. As such, the table below has been updated to exclude these funds and related managed accounts.

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by the Affiliated Manager.

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2016 (in thousands):

Request/Notice Receipt Period	Credit Hedge Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (A)	Credit Hedge Fund Remaining Outstanding Requests		Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices
2016	$725,564	(E)	$49,831	$675,733		(B)	(B)	(B)
2015	773,268		373,353	425,763		$303,575	$292,602	$—
2014	220,185		136,242	99,328		307,726	326,817	—
Prior				198,755	(C)			—	(C)
				$1,399,579	(D)			$—

(A)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(B)	For 2016, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption.

(C)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(D)
For credit hedge funds, reflects (i) $723.9 million in RCAs which are to be paid over time as the underlying investments are realized and (ii) $675.7 million of 2016 redemption requests outstanding as of September 30, 2016. All or a portion of the $675.7 million of 2016 redemption requests outstanding may also be deemed as RCA. Any 2016 redemption requests not deemed to be RCA will be paid in the first quarter of 2017. The determination of whether the current year's redemption requests are RCA is generally made by December 31.

(E)	In October 2016, Fortress's credit hedge funds received $33.3 million of additional redemption requests.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	September 30, 2016
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	—	35.5%
Fund III	Sep-04	In Liquidation	—	763	1.4%
Fund III Coinvestment	Nov-04	In Liquidation	—	40	0.9%
Fund IV	Mar-06	Jan-17	1,522	1,612	(0.8)%
Fund IV Coinvestment	Apr-06	Jan-17	280	315	(2.0)%
Fund V	May-07	Feb-18	3,458	4,499	5.1%
Fund V Coinvestment	Jul-07	Feb-18	294	425	(5.4)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	459	583	2.9%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	379	422	(0.6)%
MSR Opportunities Fund I A	Aug-12	Aug-22	123	177	13.1%
MSR Opportunities Fund I B	Aug-12	Aug-22	31	45	12.9%
MSR Opportunities Fund II A	Jul-13	Jul-23	105	133	8.0%
MSR Opportunities Fund II B	Jul-13	Jul-23	2	2	7.4%
MSR Opportunities MA I	Jul-13	Jul-23	24	31	8.1%
Italian NPL Opportunities Fund	Dec-13	Sep-24	228	20	(C)
Fortress Equity Partners	Mar-14	Mar-24	166	128	(C)

Continued on next page.

			AUM		Returns (B)
						Nine Months Ended
	Inception		September 30,		Inception	September 30,
Name of Fund	Date	Maturity Date (A)	2016	2015	to Date (D)	2016	2015
Publicly Traded Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$680	$680	N/A	10.6%	10.9%
New Residential Investment Corp.	May-13	Permanent	2,948	2,689	N/A	13.3%	14.0%
Eurocastle Investment Limited	Oct-03	Permanent	486	605	N/A	7.8%	6.8%
New Media Investment Group Inc.	Feb-14	Permanent	637	637	N/A	8.5%	8.5%
New Senior Investment Group Inc.	Nov-14	Permanent	1,024	1,089	N/A	9.0%	9.9%
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,071	1,196	N/A	10.6%	10.3%

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Non-redeemable	101	193	5.9%	(G)	(18.1)%
Fortress Macro Funds	May-09	Closed Nov-15	N/A	564	2.8%	N/A	(17.5)%
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	185	5.6%	N/A	(5.1)%
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	680	(3.5)%	N/A	(10.2)%
Fortress Partners Fund LP (A)	Jul-06	Non-redeemable	121	322	1.6%	(G)	(4.8)%
Fortress Partners Offshore Fund LP (A)	Nov-06	Non-redeemable	78	175	1.7%	(G)	(5.5)%
Fortress Centaurus Global Funds	Jun-14	Closed Sep-16	N/A	222	(3.2)%	(7.7)%	(3.5)%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	208	(3.8)%	N/A	1.9%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,677	4,379	10.7%	6.2%	4.9%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,172	1,165	9.5%	3.3%	0.7%
Worden Fund	Jan-10	PE style redemption	169	225	9.0%	3.0%	0.9%
Worden Fund II	Aug-10	Closed Feb-16	N/A	37	7.0%	(2.7)%	0.0%
Japan Income Fund (Yen only)	Dec-13	Redeemable	125	94	(B)	(B)	(B)
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	780	N/A	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	41	150	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2016	2015	September 30, 2016
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$588	$600	23.5%
Credit Opportunities Fund II	Jul-09	Jul-22	457	517	16.1%
Credit Opportunities Fund III	Sep-11	Mar-24	1,473	1,794	9.8%
Credit Opportunities Fund IV	Feb-15	Feb-27	684	312	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,634	1,851	14.5%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	524	206	(C)
Long Dated Value Fund I	Apr-05	Apr-30	50	129	5.8%
Long Dated Value Fund II	Nov-05	Nov-30	55	118	4.1%
Long Dated Value Fund III	Feb-07	Feb-32	75	64	5.8%
LDVF Patent Fund	Nov-07	Nov-27	5	4	6.1%
Real Assets Fund	Jun-07	Jun-17	33	41	6.4%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	118	172	32.6%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	397	424	25.5%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	479	450	28.2%
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	470	100	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	770	58	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	—	21.2%
Global Opportunities Fund	Sep-10	Sep-20	200	195	7.8%
Global Opportunities Fund II	Jul-15	Jul-26	252	42	(C)
Life Settlements Fund	Dec-10	Dec-22	119	93	(C)
Life Settlements Fund MA	Dec-10	Dec-22	10	8	(C)
Real Estate Opportunities Fund	May-11	Sep-24	63	130	15.6%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	29	41	10.8%
Subtotal - all funds			30,666	33,039
Managed accounts (I)			1	371
Affiliated Manager and Co-managed Funds (I)			6,078	7,474
Total - Alternative Investments			36,745	40,884
Logan Circle			33,386	33,446
Total (J)			$70,131	$74,330

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents (“PE style redemption”). The JP Funds' AUM includes $526.0 million of permanent equity. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 87% of our alternative investment AUM as of September 30, 2016.

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

(G)
During the fourth quarter of 2015, the Drawbridge Global Macro Funds and Fortress Partners Funds redeemed all of their investors’ liquid capital. As such, the remaining investor capital in these funds are comprised of sidepocket investments and their returns subsequent to the redemption of all investor liquid capital are not comparable to returns reported for prior historical periods.

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

(H)	AUM and returns shown for prior periods have not been adjusted for funds which no longer fall within the description of Note (C) above for the current period.

(I)	In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule, our Affiliated Manager. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(J)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD), NIH (closed June 2015) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest) and Net Lease Fund I had no AUM or were closed as of September 30, 2016 and 2015, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see "— Segment Analysis" section herein.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2016	2015		$2016	2015	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$377,269	$413,057	$(35,788)	$123,491	$134,414	$(10,923)
Management fees: non-affiliates	42,066	45,657	(3,591)	14,455	15,400	(945)
Incentive income: affiliates	71,334	155,154	(83,820)	17,396	48,773	(31,377)
Incentive income: non-affiliates	40,862	735	40,127	31,000	439	30,561
Expense reimbursements: affiliates	166,041	168,544	(2,503)	54,602	59,988	(5,386)
Expense reimbursements: non-affiliates	4,064	9,573	(5,509)	1,258	2,757	(1,499)
Other revenues	23,832	6,476	17,356	18,943	2,248	16,695
Total Revenues	725,468	799,196	(73,728)	261,145	264,019	(2,874)

Expenses
Compensation and benefits	539,643	547,023	(7,380)	184,159	169,027	15,132
General, administrative and other expense (including depreciation and amortization)	122,304	160,254	(37,950)	38,321	53,989	(15,668)
Interest expense	8,662	2,796	5,866	2,643	918	1,725
Transfer of interest in Graticule	—	101,000	(101,000)	—	—	—
Total Expenses	670,609	811,073	(140,464)	225,123	223,934	1,189

Other Income (Loss)
Gains (losses)	(22,077)	(15,114)	(6,963)	1,862	(39,888)	41,750
Tax receivable agreement liability adjustment	(2,699)	(7,890)	5,191	—	(390)	390
Earnings (losses) from equity method investees	(2,420)	(16,808)	14,388	27,467	(22,195)	49,662
Gain on transfer of Graticule	—	134,400	(134,400)	—	—	—
Total Other Income (Loss)	(27,196)	94,588	(121,784)	29,329	(62,473)	91,802

Income (Loss) Before Income Taxes	27,663	82,711	(55,048)	65,351	(22,388)	87,739
Income tax benefit (expense)	(11,863)	(16,784)	4,921	(7,008)	(3,584)	(3,424)
Net Income (Loss)	$15,800	$65,927	$(50,127)	$58,343	$(25,972)	$84,315

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$7,609	$42,149	$(34,540)	$27,181	$(11,727)	$38,908
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	6	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	8,191	23,784	(15,593)	31,162	(14,245)	45,407
	$15,800	$65,927	$(50,127)	$58,343	$(25,972)	$84,315

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Each of these factors is described below.

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital or book equity (as defined) for the publicly traded permanent capital vehicles, (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle), (iv) or the AUM for the Affiliated Manager and co-managed funds.

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Nine Months Ended	Funds (A)	Permanent Capital Vehicles (B)	Credit Hedge Funds (C)	Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
September 30, 2016	$7,470	$6,770	$8,963	$9,347	$5,051	$32,861	$70,462
September 30, 2015	$9,582	$5,758	$6,940	$7,780	$7,677	$33,192	$70,929

	Private Equity
Three Months Ended	Funds (A)	Permanent Capital Vehicles (B)	Credit Hedge Funds (C)	Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
September 30, 2016	$6,856	$6,745	$8,885	$9,363	$4,670	$33,733	$70,252
September 30, 2015	$9,391	$6,922	$7,657	$8,302	$7,372	$33,505	$73,149

(A)
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. These funds had average fee paying AUM, based on a simple quarterly average, of $0.8 billion for each of the nine months and three months ended September 30, 2015, respectively. Total management fees from these funds were $7.4 million and $2.5 million for the nine months and three months ended September 30, 2015, respectively.

(B)
In December 2015 and throughout 2016, certain publicly traded permanent capital vehicles announced share repurchase programs to purchase common stock which will reduce fee paying AUM upon repurchase. During 2015 and the nine months ended September 30, 2016, these repurchase programs resulted in an AUM decrease of $14.0 million and $124.8 million, respectively. As of September 30, 2016, there is remaining capacity under active share repurchase programs to purchase up to $289.8 million of common stock which would reduce fee paying AUM upon repurchase.

(C)	In July 2015, Fortress became co-manager of the Mount Kellett Funds and in March 2016 Fortress became investment manager of the JP Funds.

(D)
Liquid hedge funds includes AUM of the Affiliated Manager of $4.3 billion and $4.0 billion for the nine months ended September 30, 2016 and 2015, respectively, and $4.2 billion for the three months ended September 30, 2016 and 2015, respectively. During the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts. The Fortress Macro Funds and related managed accounts had average fee paying AUM of $2.6 billion and $2.1 billion for the nine months and three months ended September 30, 2015, respectively. Total management fees for the Fortress Macro Funds and related managed accounts were $31.9 million and $7.6 million for the nine months and three months ended September 30, 2015, respectively. There was less than $0.1 million of incentive income for the Fortress Macro Funds and related managed accounts for the nine months and three months ended September 30, 2015, respectively.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. The Fortress Convex Asia Funds had average fee paying AUM of $162.3 million and $212.6 million for the nine months ended September 30, 2016 and 2015, respectively, and $213.5 million for the three months ended September 30, 2015. Total management fees for the Fortress Convex Asia Funds were $1.1 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.6 million for the three months ended September 30, 2015. There was no incentive income for the Fortress Convex Asia Funds for the nine months ended September 30, 2016 and less than $0.1 million of incentive income for the nine and three months ended September 30, 2015.
During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. The Fortress Centaurus Global Funds had average fee paying AUM of $172.3 million and $127.4 million for the nine months ended September 30, 2016 and 2015, respectively, and $90.8 million and $206.4 million for the three months ended September 30, 2016 and 2015, respectively. Total management fees for the Fortress Centaurus Global Funds were $1.1 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Total incentive income for the Fortress Centaurus Global Funds was less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.0 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, we had $22.3 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2015, we had $21.9 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to positive performance from a private equity fund, our permanent capital vehicles and our credit hedge funds. These increases were partially offset by a decrease in incentive eligible NAV from our credit PE funds as a result of a net decrease in invested capital due to net distributions.

Additionally, the September 30, 2016 incentive eligible NAV in the Fortress Funds at or above their incentive income threshold decreased from $22.8 billion as of June 30, 2016 primarily related to a permanent capital vehicle not achieving its performance threshold as compared to the prior period. This decrease was partially offset by a net increase in the incentive eligible NAV from our credit hedge funds and our credit PE funds as a result of positive performance during the third quarter of 2016, which was offset by a net decrease in invested capital due to net distributions from our credit PE funds.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 1,096 asset management employees as of September 30, 2016 from 1,202 asset management employees as of September 30, 2015 primarily related to our liquid hedge fund business. Additionally, we had 1,841 employees as of September 30, 2016 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) which decreased compared to 1,881 such employees as of September 30, 2015.

Revenues

Nine months ended September 30

Total revenues were $725.5 million for the nine months ended September 30, 2016, a net decrease of $73.7 million, compared to $799.2 million for the nine months ended September 30, 2015.

The decrease in revenues of $73.7 million was primarily attributable to decreases of (i) $83.8 million in incentive income from affiliates, (ii) $35.8 million in management fees from affiliates, (iii) $5.5 million in expense reimbursements from non-affiliates, (iv) $3.6 million in management fees from non-affiliates and (iv) $2.5 million in expense reimbursements from affiliates. These decreases were partially offset by increases of (i) $40.1 million in incentive income from non-affiliates and (ii) $17.4 million in other revenues.

The decrease in incentive income from affiliates of $83.8 million was primarily attributable to (i) a net decrease of $66.7 million from our credit PE funds related to a decrease in non-clawbackable tax distributions and non-clawbackable incentive income as a result of realization events which resulted in the recognition of revenue as contingencies for repayment were resolved, (ii) a net decrease of $5.2 million in incentive income recognized from our permanent capital vehicles, primarily attributable to a $10.1 million decrease related to WWTAI and New Media, partially offset by an increase of $5.0 million related to New Residential and New Senior, and (iii) a net decrease of $12.6 million from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds. These decreases were partially offset by an increase of $0.8 million in crystallized incentive income earned from our liquid hedge funds.

The decrease in management fees from affiliates of $35.8 million was primarily attributable to decreases of (i) $25.7 million as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, (ii) $22.9 million related to permanent capital vehicle options granted to Fortress during the nine months ended September 30, 2016, as compared to the prior period, (iii) $7.4 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iv) $4.1 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (v) $12.9 million from our other liquid hedge funds and our other private equity funds as a result of decreases in their average AUM, based on a simple quarterly average, of $0.4 billion and $1.3 billion, respectively, and (vi) $0.6 million from Logan Circle as a result of a decrease in average AUM from affiliates of $1.5 billion. These decreases were partially offset by (i) net increases from our permanent capital vehicles and credit PE funds of $13.2 million and $8.5 million, respectively, as a result of increases in the average management fee paying AUM of $1.0 billion and $1.6 billion, respectively, (ii) $10.3 million related to a co-management agreement which began in July 2015 and (iii) $5.0 million related to the management of the JP Funds which began in March 2016.

The decrease in expense reimbursements from non-affiliates of $5.5 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

The decrease in management fees from non-affiliates of $3.6 million was primarily related to a decrease of $6.3 million as a result of the closing of the Fortress Macro Fund related managed accounts in the fourth quarter of 2015. This decrease was partially offset by an increase of $2.8 million related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.2 billion and an increase in the average management fee rate earned.

The decrease in expense reimbursements from affiliates of $2.5 million was related to a $12.4 million decrease in operating expenses eligible for reimbursement from our liquid hedge funds primarily related to the Fortress Macro Funds which closed during the fourth quarter of 2015, partially offset by an $8.1 million increase in operating expenses eligible for reimbursement from our permanent capital vehicles.

The increase in incentive income from non-affiliates of $40.1 million was primarily related to an increase in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The increase in other revenues of $17.4 million was primarily attributable to income from other investments as a result of distributions and realization events which resulted in the recognition of non-clawbackable revenue as certain contingencies for repayment were resolved.

Three months ended September 30

Total revenues were $261.1 million for the three months ended September 30, 2016, a net decrease of $2.9 million, compared to $264.0 million for the three months ended September 30, 2015.

The decrease in revenues of $2.9 million was primarily attributable to decreases of (i) $31.4 million in incentive income from affiliates, (ii) $10.9 million in management fees from affiliates, (iii) $5.4 million in expense reimbursements from affiliates, (iv) $0.9 million in management fees from non-affiliates and (v) $1.5 million in expense reimbursements from non-affiliates. These decreases were partially offset by increases of (i) $30.6 million in incentive income from non-affiliates and (ii) $16.7 million in other revenues.

The decrease in incentive income from affiliates of $31.4 million was primarily attributable to a net decrease of $43.1 million from our credit PE funds related to a decrease in non-clawbackable tax distributions, as compared to the prior period, and a decrease in non-clawbackable incentive income as a result of realization events which resulted in the recognition of revenue as contingencies for repayment were resolved during the three months ended September 30, 2015. This decrease was partially offset by (i) a net increase of $7.0 million in incentive income recognized from our permanent capital vehicles, primarily attributable to a $9.1 million increase related to New Residential and New Senior and partially offset by a $2.1 million decrease related to New Media and (ii) a net increase of $4.8 million from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds.

The decrease in management fees from affiliates of $10.9 million was primarily attributable to decreases of (i) $5.9 million as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, (ii) $2.5 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iii) $4.4 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016 and (iv) $7.4 million from our other liquid hedge funds and our other private equity funds as a result of decreases in their average AUM, based on a simple quarterly average, of $0.6 billion and $1.7 billion, respectively. These decreases were partially offset by (i) an increase of $2.3 million related to the permanent capital vehicle options granted to Fortress during the three months ended September 30, 2016, (ii) a net increase of $4.2 million from our credit PE funds as a result of an increase in the average AUM of $1.1 billion and (iii) an increase of $2.3 million related to the management of the JP Funds which began in March 2016.

The decrease in expense reimbursements from affiliates of $5.4 million was related to a $4.3 million decrease in operating expenses eligible for reimbursement from our liquid hedge funds primarily related to the Fortress Macro Funds which closed during the fourth quarter of 2015.

The decrease in expense reimbursements from non-affiliates of $1.5 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

The decrease in management fees from non-affiliates of $0.9 million was primarily related to a decrease of $1.7 million as a result of the closing of the Fortress Macro Fund related managed accounts in the fourth quarter of 2015. This decrease was partially offset by an increase of $0.8 million related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.6 billion.

The increase in incentive income from non-affiliates of $30.6 million was primarily related to an increase in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The increase in other revenues of $16.7 million was primarily attributable to income from other investments as a result of distributions and realization events which resulted in the recognition of non-clawbackable revenue as contingencies for repayment were resolved.

Expenses

Nine months ended September 30

Expenses were $670.6 million for the nine months ended September 30, 2016, a net decrease of $140.5 million, compared to $811.1 million for the nine months ended September 30, 2015. Expenses for the nine months ended September 30, 2015 included a non-cash expense of $101.0 million related to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, expenses for the nine months ended September 30, 2016 decreased by $39.5 million as compared to $710.1 million for the nine months ended September 30, 2015. The decrease in expenses is primarily due to (i) a decrease in compensation and benefits of $7.4 million and (ii) a decrease in general, administrative and other expenses (including depreciation and amortization) of $38.0 million. These decreases were partially offset by an increase in interest expense of $5.9 million.

Total compensation and benefits decreased by $7.4 million primarily due to (i) a $10.9 million decrease in equity based compensation, (ii) a $7.2 million decrease in Principal Performance Payments in our private equity business as a result of changes in the performance of relevant funds and (iii) a $2.2 million decrease in profit sharing expenses related to our credit hedge funds and liquid hedge funds primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds. These decreases were partially offset by (i) a $9.1 million increase in profit sharing expenses related to our permanent capital vehicles, including the impact of tandem options, and credit PE funds primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interest held by employees in the respective period and (ii) a $3.3 million increase in Principal Performance Payments in our credit business as a result of changes in the performance of relevant funds.

The decrease in general, administrative and other expenses of $38.0 million was primarily due to (i) a decrease of $16.8 million in depreciation and amortization expenses primarily related to a $18.2 million write-off of certain software and technology-related assets in the liquid hedge fund business which were deemed to be impaired during the nine months ended September 30, 2015, (ii) a decrease of $4.0 million in market data costs primarily related to our liquid hedge fund business, (iii) a decrease of $3.8 million in professional fees and (iv) a decrease of $13.4 million in general and other expenses.

The increase in interest expense of $5.9 million primarily related to an increase in the average outstanding debt balance for the nine months ended September 30, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

Three months ended September 30

Expenses were $225.1 million for the three months ended September 30, 2016, a net increase of $1.2 million, compared to $223.9 million for the three months ended September 30, 2015. The increase in expenses was primarily due to (i) an increase in compensation and benefits of $15.1 million and (ii) an increase in interest expense of $1.7 million. This decrease was partially offset by a decrease in general, administrative and other expenses (including depreciation and amortization) of $15.7 million.

The decrease in general, administrative and other expenses of $15.7 million was primarily related to (i) a decrease in depreciation and amortization expenses of $10.8 million primarily related to a $10.7 million write-off of certain software and technology-related assets in the liquid hedge fund business which were deemed to be impaired during the three months ended September 30, 2015, (ii) a decrease of $1.1 million in market data costs primarily related to our liquid hedge fund business, (iii) a decrease of $1.2 million in professional fees and (iv) a decrease of $2.6 million in general and other expenses.

Total compensation and benefits increased by $15.1 million primarily due to (i) a $21.3 million increase in profit sharing expenses related to our credit hedge funds and permanent capital vehicles, including the impact of tandem options, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds and (ii) a $3.0 million increase in Principal Performance Payments in our credit business as a result of changes in the performance of relevant funds. These increases were partially offset by (i) a $6.6 million decrease in profit sharing expenses related to our credit private equity and liquid hedge funds primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds and (ii) a $0.7 million decrease in Principal Performance Payments in our private equity business as a result of changes in the performance of relevant funds.

The increase in interest expense of $1.7 million primarily related to an increase in the average outstanding debt balance for the three months ended September 30, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2016 of $64.5 million with a weighted average recognition period of 3.6 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income when it becomes probable and reasonably estimable that incentive income will be received. Credit hedge fund and liquid hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund "net management fees" (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 7 to our condensed consolidated financial statements contained herein.

Profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

As of September 30, 2016, we have $1.3 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $493.9 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Nine months ended September 30

Other income (loss) was $(27.2) million for the nine months ended September 30, 2016, a net decrease of $121.8 million, compared to $94.6 million for the nine months ended September 30, 2015. Other income (loss) for the nine months ended September 30, 2015 included a non-cash gain of $134.4 million related to the transfer of an interest in Graticule. Excluding the impact of the Graticule transfer, other income (loss) for the nine months ended September 30, 2016 resulted in a net increase of $12.6 million as compared to $(39.8) million for the nine months ended September 30, 2015. The net increase of $12.6 million was primarily related to (i) a net realized and unrealized gain of $17.6 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded private equity portfolio companies, for the nine months ended September 30, 2016, as compared to a net realized and unrealized loss of $(11.9) million for the nine months ended September 30, 2015, resulting in a net increase of $29.2 million, (ii) a net increase of $14.4 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and credit PE funds for the nine months ended September 30, 2016, as compared to the prior period, (iii) the recognition of a $2.7 million expense associated with an increase in the tax receivable agreement liability for the nine months ended September 30, 2016, as compared to $7.9 million during the nine months ended September 30, 2015, resulting in a net increase of $5.2 million, (iv) the recognition of a $1.7 million loss related to our holdings of digital currency during the nine months ended September 30, 2015 and (v) a $1.7 million gain on the sale of certain software and technology-related assets to Graticule during the nine months ended September 30, 2016. These increases were partially offset by a net realized and unrealized loss of $(38.5) million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the nine months ended September 30, 2016, as compared to a net realized and unrealized gain of $2.5 million in the prior period, resulting in a net decrease of $41.0 million.

Three months ended September 30
Other income (loss) was $29.3 million for the three months ended September 30, 2016, a net increase of $91.8 million, compared to $(62.5) million for the three months ended September 30, 2015. The net increase of $91.8 million is primarily related to (i) a net increase of $49.7 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, credit PE funds and liquid hedge funds for the three months ended September 30, 2016, as compared to the prior period, and (ii) a net realized and unrealized gain of $6.0 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies, for the three months ended September 30, 2016, as compared to a net realized and unrealized loss of $(33.8) million for the three months ended September 30, 2015, resulting in a net increase of $39.8 million.

Income Taxes

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under "— Critical Accounting Policies" below and the tax receivable agreement is discussed in Note 5 to our condensed consolidated financial statements included herein.

Nine months ended September 30

For the nine months ended September 30, 2016 and 2015, Fortress recognized income tax expense of $11.9 million and $16.8 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Nine Months Ended September 30, 2016 vs. 2015
Change in pre-tax income applicable to Class A Shareholders (A)	$(6,278)
Change in foreign and state income taxes (B)	11,875
Change in mix of business (C)	5,272
Change in deferred tax asset valuation allowance and related adjustments (D)	(6,032)
Tax receivable agreement liability adjustment (E)	(1,817)
Change in tax credits and other deductions	(7,941)
Total change (F)	$(4,921)

(A)
Changes in pre-tax income applicable to Class A shareholders are due to an increase or decrease in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders' ownership interest in Fortress Operating Group.

(B)	Primarily related to enacted legislative changes to New York City corporate taxation, which increased the value of certain future tax benefits in 2015.

(C)
For the nine months ended September 30, 2016, the amount of income passed through to non-corporate tax paying shareholders was lower when compared to the nine months ended September 30, 2015, resulting in an increase in income tax expense in 2016.

(D)	Primarily related to the change in the valuation allowance associated with the portion of the deferred tax asset that would be realized only in connection with future capital gains.

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

Three months ended September 30

For the three months ended September 30, 2016 and 2015, Fortress recognized income tax expense (benefit) of $7.0 million and $3.6 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods) and (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Nine months ended September 30

Principals' and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $42.1 million to $7.6 million, a decrease of $34.5 million, primarily attributable to a decrease of $34.6 million in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee, partially offset by an increase of less than $0.1 million in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The $34.6 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of (i) a $33.4 million decrease resulting from a decrease of $63.8 million in Fortress's shareholders' net income in Fortress Operating Group during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and (ii) a net decrease of $1.2 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the purchase of Fortress Operating Group units from a former principal during the fourth quarter of 2015, the issuance of Class A shares related to equity-based compensation and director restricted share grants during 2015 and 2016 and the conversion of FOG units by a former senior employee during the third quarter of 2016, partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units during the first quarter of 2016.

Three months ended September 30

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries increased from $(11.7) million to $27.2 million, an increase of $38.9 million, primarily attributable to (i) an increase of $38.7 million in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee and (ii) a $0.2 million increase in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The $38.7 million increase in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $43.3 million increase resulting from an increase of $84.5 million in Fortress's shareholders' net income in Fortress Operating Group during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase of $43.3 million was partially offset by a net decrease of $4.5 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the purchase of Fortress Operating Group units from a former principal and the issuance of Class A shares related to equity-based compensation and director restricted share grants during 2015 and 2016, and the conversion of FOG units by a former senior employee during the third quarter of 2016, partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units during the first quarter of 2016.

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

Distributable earnings is described in Note 10 to Part I, Item 1, "Financial Statements — Segment Reporting," which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

"Distributable earnings" attributable to the Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i) a.
for Fortress Funds which are private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress's CODM (net of the reversal of any prior such reserves that are no longer deemed necessary), less (b) incentive income recorded in accordance with GAAP,

b.
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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$72,681	$86,891	$(14,210)	$21,191	$28,515	$(7,324)
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$72,681	$86,891	$(14,210)	$21,191	$28,515	$(7,324)
Pre-tax distributable earnings	$44,524	$44,851	$(327)	$13,803	$15,691	$(1,888)

Nine months ended September 30

Pre-tax distributable earnings decreased by $0.3 million primarily due to:

Revenues

Management fees were $72.7 million for the nine months ended September 30, 2016, a net decrease of $14.2 million, compared to $86.9 million for the nine months ended September 30, 2015. The decrease in management fees was attributable to a decrease of  (i) $9.2 million primarily from Fund IV, Fund IV Coinvestment, FHIF, Fund V Coinvestment as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $7.4 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of $2.5 million primarily from Fortress Equity Partners and Italian NPL Opportunities Fund as a result of an increase in average AUM due to net capital contributed.

Expenses

Expenses were $27.3 million for the nine months ended September 30, 2016, a net decrease of $14.8 million, compared to $42.1 million for the nine months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a net decrease of $10.7 million in general and administrative and corporate allocable expenses for the nine months ended September 30, 2016 and (ii) a $4.1 million net decrease in compensation and benefits expense for the nine months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(0.8) million for the nine months ended September 30, 2016, a decrease of $0.9 million, compared to $0.1 million for the nine months ended September 30, 2015. The net investment loss for the nine months ended September 30, 2016 was primarily due to the impairment of a certain private equity investment, partially offset by proceeds from the sale of a certain private equity investment and realizations from our private equity funds.

Three months ended September 30

Pre-tax distributable earnings decreased by $1.9 million primarily due to:

Revenues

Management fees were $21.2 million for the three months ended September 30, 2016, a net decrease of $7.3 million, compared to $28.5 million for the three months ended September 30, 2015. The decrease in management fees was attributable to a decrease of (i) $5.5 million primarily from Fund IV, Fund IV Coinvestment, FHIF, Fund V and MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $2.5 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of $0.6 million from Italian NPL Opportunities Fund as a result of an increase in average AUM due to net capital contributed.

Expenses

Expenses were $7.4 million for the three months ended September 30, 2016, a net decrease of $5.5 million, compared to $12.9 million for the three months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a net decrease of $2.7 million in general and administrative and corporate allocable expenses for the three months ended September 30, 2016 and (ii) a $2.8 million net decrease in compensation and benefits expense for the three months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was less than $0.1 million for the three months ended September 30, 2016, as compared to less than $0.1 million for the three months ended September 30, 2015.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$81,886	$68,827	$13,059	$27,456	$27,118	$338
Incentive Income	26,191	75,517	(49,326)	10,271	(1,476)	11,747
Segment revenues — total	$108,077	$144,344	$(36,267)	$37,727	$25,642	$12,085
Pre-tax distributable earnings	$41,174	$74,364	$(33,190)	$14,288	$8,282	$6,006

Nine months ended September 30

Pre-tax distributable earnings decreased by $33.2 million primarily due to:

Revenues

Management fees were $81.9 million for the nine months ended September 30, 2016, an increase of $13.1 million compared to $68.8 million for the nine months ended September 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $8.4 million from New Residential and New Senior related to increases in average AUM as a result of equity raised during 2015 and 2016, (ii) $2.2 million related to a new management agreement as a result of the FTAI IPO in May 2015, (iii) $1.9 million from Eurocastle related to an increase in the average management fee rate earned and (iv) $0.4 million from Blue Harbor.

Incentive income was $26.2 million for the nine months ended September 30, 2016, a net decrease of $49.3 million, compared to $75.5 million of incentive income recognized for the nine months ended September 30, 2015. The decrease in incentive income was primarily attributable to a decrease of (i) $53.1 million due to the exercise of our options and sale of resulting shares in New Residential, New Senior and Newcastle, (ii) $3.0 million in incentive income related to New Media and (iii) $0.4 million in incentive income related to FTAI. These decreases were partially offset by an increase of $7.2 million in incentive income related to New Residential, Eurocastle and New Senior.

Expenses

Expenses were $68.8 million for the nine months ended September 30, 2016, a net decrease of $2.4 million, compared to $71.2 million for the nine months ended September 30, 2015. The decrease in expenses was primarily attributable to a $7.3 million decrease in accruals for Principal Performance Payments. This decrease was partially offset by increases of (i) $3.6 million in compensation and benefits, (ii) $0.9 million in general and administrative and corporate allocable expenses and (iii) a $0.4 million increase in profit sharing compensation expense for the nine months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $1.9 million for the nine months ended September 30, 2016, a net increase of $0.7 million, compared to $1.2 million for the nine months ended September 30, 2015. The increase in net investment income was primarily attributable to an increase in dividends from our direct investments in the publicly traded permanent capital vehicles.

Three months ended September 30

Pre-tax distributable earnings increased by $6.0 million primarily due to:

Revenues

Management fees were $27.5 million for the three months ended September 30, 2016, an increase of $0.3 million, compared to $27.1 million for the three months ended September 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $0.6 million from New Residential related to increases in average AUM as a result of equity raised in the third quarter of 2016, (ii) $0.4 million from Eurocastle related to an increase in the average management fee rate earned and (iii) $0.1 million from Blue Harbor. These increases were partially offset by a decrease of $0.8 million from FTAI and New Senior related to decreases in average AUM during the third quarter of 2016, as compared to the prior period.

Incentive income (loss) was $10.3 million for the three months ended September 30, 2016, a net increase of $11.7 million, compared to $(1.5) million of incentive loss recognized for the three months ended September 30, 2015. The increase in incentive income was primarily attributable to an increase of (i) $8.7 million in incentive income related to New Residential, (ii) a net $3.6 million increase due to the exercise of options in New Residential, New Senior and Newcastle, (iii) $1.1 million in incentive income related to Eurocastle and (iv) $0.5 million in incentive income related to New Senior. These increases were partially offset by a decrease of $2.1 million in incentive income related to New Media.

Expenses

Expenses were $24.1 million for the three months ended September 30, 2016, a net increase of $6.3 million, compared to $17.8 million for the three months ended September 30, 2015. The increase in expenses were primarily attributable to (i) a $4.7 million increase in profit sharing compensation expense, (ii) a $1.3 million increase in compensation and benefits expense and (iii) a $1.0 million increase in general and administrative and corporate allocable expenses for the three months ended September 30, 2016, as compared to the prior period. These increases were partially offset by a $0.7 million decrease in accruals for Principal Performance Payments for the three months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $0.6 million for the three months ended September 30, 2016, a net increase of $0.1 million, compared to $0.5 million for the three months ended September 30, 2015. The increase in net investment income was primarily attributable to an increase in dividends from our direct investments in the publicly traded permanent capital vehicles.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$112,572	$95,726	$16,846	$38,100	$36,216	$1,884
Incentive Income	84,015	74,183	9,832	44,256	1,309	42,947
Segment revenues — total	$196,587	$169,909	$26,678	$82,356	37,525	$44,831
Pre-tax distributable earnings	$76,242	$70,769	$5,473	$35,799	$12,855	$22,944

Nine months ended September 30

Pre-tax distributable earnings increased by $5.5 million primarily due to:

Revenues

Management fees were $112.6 million for the nine months ended September 30, 2016, a net increase of $16.8 million, compared to $95.7 million for the nine months ended September 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $11.1 million related to the co-management of the Mount Kellett Funds, which began in July 2015, (ii) $5.0 million related to the management of the JP Funds, which began in March 2016 and (iii) $1.9 million from the Drawbridge Special Opportunities Funds, Fortress Japan Income Fund and Value Recovery Funds. These increases were partially offset by a decrease of $1.1 million in management fees from the Worden Funds.

Incentive income, which is determined on a fund-by-fund basis, was $84.0 million for the nine months ended September 30, 2016, a net increase of $9.8 million, compared to $74.2 million for the nine months ended September 30, 2015. The increase in incentive income was primarily attributable to (i) a net increase of $6.5 million in incentive income from the Drawbridge Special Opportunities Funds, (ii) an increase of $2.3 million in incentive income generated from other investments and (iii) an increase of $0.6 million in incentive income generated by Fortress Japan Income Fund and Worden Funds as a result of higher returns for the nine months ended September 30, 2016 as compared to the prior period. The net increase of $6.5 million in incentive income from the Drawbridge Special Opportunities Funds was primarily attributable to an increase of $19.3 million as a result of higher returns for the nine months ended September 30, 2016, as compared to the prior period, partially offset by a decrease of $12.8 million as a result of a decrease in RCA distributions.

Expenses

Expenses were $123.4 million for the nine months ended September 30, 2016, a net increase of $22.7 million, compared to $100.7 million for the nine months ended September 30, 2015. The increase in expenses was primarily attributable to (i) a $17.9 million increase in compensation and benefits expense related to the co-management of the Mount Kellett Funds, which began in July 2015, and the management of the JP Funds, which began in March 2016, (ii) a $3.7 million increase in general and administrative expenses and corporate allocable expenses as compared to the prior period and (iii) a $2.1 million increase in accruals for Principal Performance Payments for the nine months ended September 30, 2016, as compared to the prior period. These increases were partially offset by a $1.0 million decrease in profit sharing compensation expense.

Net Investment Income

Net investment income was $3.1 million for the nine months ended September 30, 2016, an increase of $1.6 million, compared to $1.5 million for the nine months ended September 30, 2015. The increase in net investment income was primarily related to (i) a $0.8 million increase in earnings from our investments in our credit hedge funds and (ii) a $0.6 million increase in net investment income generated from other investments for the nine months ended September 30, 2016, as compared to the prior period.

Three months ended September 30

Pre-tax distributable earnings increased by $22.9 million primarily due to:

Revenues

Management fees were $38.1 million for the three months ended September 30, 2016, a net increase of $1.9 million, compared to $36.2 million for the three months ended September 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $2.3 million related to the management of the JP Funds, which began in March 2016, and (ii) $1.7 million from the Drawbridge Opportunities Funds, Fortress Japan Income Fund and Value Recovery Funds. These increases were partially offset by a decrease of (i) $1.8 million related to the co-management of the Mount Kellett Funds which began in July 2015 and (ii) $0.4 million from the Worden Fund.

Incentive income, which is determined on a fund-by-fund basis, was $44.3 million for the three months ended September 30, 2016, a net increase of $42.9 million, compared to $1.3 million for the three months ended September 30, 2015. The increase in incentive income was primarily attributable to an increase of (i) $37.4 million in incentive income generated by the Drawbridge Special Opportunities Funds as a result of higher returns for the three months ended September 30, 2016, as compared to the prior period, and an increase in RCA distributions, (ii) $4.1 million in incentive income generated from other investments and (iii) $1.2 million in incentive income generated by the Worden Fund as a result of higher returns for the three months ended September 30, 2016 as compared to the prior period. These increases were partially offset by a decrease of $0.2 million in incentive income from Fortress Japan Income Fund.

Expenses

Expenses were $48.0 million for the three months ended September 30, 2016, a net increase of $22.8 million, compared to $25.2 million for the three months ended September 30, 2015. The increase in expenses was primarily attributable to (i) a $14.8 million increase in profit sharing compensation expense related to the increase of incentive income for the three months ended September 30, 2016, as compared to the prior period, (ii) a $4.8 million increase in compensation and benefits expense related to the co-management of the Mount Kellett, which began in July 2015, and the management of the JP Funds, which began in March 2016 and (iii) a $4.1 million increase in accruals for Principal Performance Payments as compared to the prior period. These increases were partially offset by a $0.8 million decrease in general and administrative expenses and corporate allocable expenses as compared to the prior period.

Net Investment Income

Net investment income was $1.4 million for the three months ended September 30, 2016, an increase of $0.9 million, compared to $0.5 million for the three months ended September 30, 2015. The increase in net investment income was primarily related to a $1.3 million increase in earnings from our investments in our credit hedge funds for the three months ended September 30, 2016, as compared to the prior period. This increase was partially offset by a decrease of $0.3 million in net investment income from other investments for the three months ended September 30, 2016, as compared to the prior period.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment Revenues
Management Fees	$94,842	$86,431	$8,411	$33,182	$28,986	$4,196
Incentive Income	196,131	153,924	42,207	57,880	70,301	(12,421)
Segment revenues — total	$290,973	$240,355	$50,618	$91,062	$99,287	$(8,225)
Pre-tax distributable earnings	$106,936	$77,012	$29,924	$31,550	$38,398	$(6,848)

Nine months ended September 30

Pre-tax distributable earnings increased by $29.9 million primarily due to:

Revenues

Management fees were $94.8 million for the nine months ended September 30, 2016, a net increase of $8.4 million, compared to $86.4 million for the nine months ended September 30, 2015. The increase in management fees was attributable to an increase of (i) $8.5 million related to Japan Opportunities Fund III as a result of additional AUM raised subsequent to the third quarter of 2015 and for which fees are based on capital commitments of the fund, (ii) $7.7 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during the third quarter of 2015 and thereafter and (iii) $3.9 million related to Global Opportunities Fund II, which began earning fees in July 2015. These increases were partially offset by a decrease of (i) $8.9 million primarily related to Credit Opportunities Funds I, II, III and related managed accounts, Long Dated Value Funds and Japan Opportunities Funds I and II as a result of a decrease in average AUM due to net capital distributed and (ii) $3.0 million related to Real Estate Opportunities Funds I and II.

Incentive income was $196.1 million for the nine months ended September 30, 2016, a net increase of $42.2 million compared to $153.9 million for the nine months ended September 30, 2015. The increase in incentive income is primarily attributed to an increase of (i) $53.6 million in incentive income received from Japan Opportunities Funds I and II, (ii) $8.1 million in incentive income received from Real Estate Opportunities Funds I and II and Real Estate Opportunities REOC Fund, (iii) $7.7 million in net incentive income received from Credit Opportunities Fund I and related managed accounts and (iv) $2.4 million in incentive income received from the Real Assets Fund. These increases were partially offset by a net decrease of (i) $28.8 million in incentive income received from Credit Opportunities Funds II and III and related managed accounts and (ii) $0.8 million in incentive income received from Long Dated Value Fund III.

Expenses

Expenses were $198.2 million for the nine months ended September 30, 2016, a net increase of $25.5 million, compared to $172.7 million for the nine months ended September 30, 2015. The increase in expenses was primarily attributable to (i) an increase of $18.9 million in profit sharing compensation expense related to the recognition of incentive income described above for the nine months ended September 30, 2016, (ii) a net increase of $4.4 million in compensation and benefits expense, (iii) a $1.4 million increase in general and administrative expenses and certain corporate allocable expenses and (iv) an increase of $0.7 million in accruals for Principal Performance Payments for the nine months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $14.1 million for the nine months ended September 30, 2016, a net increase of $4.7 million, compared to $9.4 million for the nine months ended September 30, 2015. Net investment income increased primarily due to a $6.5 million increase in distribution of earnings related to realization events in our credit PE funds. This increase was partially offset by a $1.3 million realized gain on foreign exchange derivative contracts for the nine months ended September 30, 2015.

Three months ended September 30

Pre-tax distributable earnings decreased by $6.8 million primarily due to:

Revenues

Management fees were $33.2 million for the three months ended September 30, 2016, a net increase of $4.2 million, compared to $29.0 million for the three months ended September 30, 2015. The increase in management fees was primarily attributable to an increase of (i) $2.6 million related to Global Opportunities Fund II, (ii) $2.4 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in average AUM due to net capital contributed during the third quarter of 2015 and thereafter and (iii) $2.2 million related to Japan Opportunities Fund III as a result of additional AUM raised subsequent to the third quarter of 2015 and for which fees are based on capital commitments of the funds. These increases were partially offset by a decrease of $3.1 million primarily related to Credit Opportunities Fund I, II, III and related managed accounts and Long Dated Value Funds primarily as a result of a decrease in average AUM due to net capital distributed.

Incentive income was $57.9 million for the three months ended September 30, 2016, a net decrease of $12.4 million, compared to $70.3 million for the three months ended September 30, 2015. The decrease in incentive income is primarily attributed to (i) a $30.4 million net decrease in incentive income received from Credit Opportunities Funds I, II and III and related managed accounts and (ii) $0.8 million decrease in incentive income from Long Dated Value Funds. These decreases were partially offset by an increase of (i) $14.5 million in incentive income received from Japan Opportunities Funds I and II, (ii) $3.4 million increase in incentive income received from Real Estate Opportunities Funds I and II and Real Estate Opportunities REOC Fund and (iii) $0.8 million increase in incentive income received from Real Assets Fund.

Expenses

Expenses were $63.4 million for the three months ended September 30, 2016, a net decrease of $3.0 million, compared to $66.4 million for the three months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a decrease of $6.6 million in profit sharing compensation expense related to the net decrease in recognition of incentive income described above for the three months ended September 30, 2016 and (ii) $1.0 million in accruals for Principal Performance Payments. These decreases were partially offset by a net increase of (i) $3.5 million in compensation and benefits expense and (ii) a $1.1 million increase in general and administrative expenses and certain corporate allocable expenses for the three months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $3.9 million for the three months ended September 30, 2016, a net decrease of $1.6 million, compared to $5.5 million for the three months ended September 30, 2015. Net investment income decreased primarily due to a $1.3 million realized gain on foreign exchange derivative contracts for the three months ended September 30, 2015.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment revenues
Management Fees	$13,391	$55,385	$(41,994)	$1,291	$15,704	$(14,413)
Incentive Income	996	450	546	2	395	(393)
Segment revenues — total	$14,387	$55,835	$(41,448)	$1,293	$16,099	$(14,806)
Pre-tax distributable earnings (loss)	$(8,965)	$(1,164)	$(7,801)	$(4,978)	$(4,492)	$(486)

Nine months ended September 30

Pre-tax distributable losses increased by $7.8 million primarily due to:

Revenues

Management fees were $13.4 million for the nine months ended September 30, 2016, a net decrease of $42.0 million, compared to $55.4 million for the nine months ended September 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i) $31.9 million from the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015, (ii) $5.2 million from Fortress Partners Funds and Drawbridge Global Macro Funds as a result of a decrease in average AUM due to redemptions, (iii) $4.1 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016 and (iv) $0.9 million primarily related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party in June 2016.

Incentive income, which is determined on a fund-by-fund basis, was $1.0 million for the nine months ended September 30, 2016, a net increase of $0.5 million, compared to $0.5 million for the nine months ended September 30, 2015. The increase in incentive income was attributable to an increase of $0.8 million in incentive income primarily related to the Fortress Partners Funds. This increase was partially offset by a decrease of $0.3 million in incentive income related to Fortress Convex Asia Funds recorded during the nine months ended September 30, 2015.

Expenses

Expenses were $24.7 million for the nine months ended September 30, 2016, a net decrease of $44.9 million, compared to $69.6 million for the nine months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a $29.3 million decrease in general and administrative expenses and corporate allocable expenses primarily related to an impairment of $18.2 million of certain software and technology-related assets for the nine months ended September 30, 2015, (ii) a $14.6 million and $1.0 million decrease in compensation and benefits and profit sharing compensation expense, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015 and a decrease in operating results of our liquid hedge fund business for the nine months ended September 30, 2016, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager were $4.9 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively, related to our interests in the Affiliated Manager which began in January 2015. The decrease in earnings from the Affiliated Manager was primarily due to a decrease in Graticule’s earnings, which was primarily a result of an increase in operating expenses, during the nine months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(3.6) million for the nine months ended September 30, 2016, a net decrease of $5.7 million, compared to $2.1 million for the nine months ended September 30, 2015. Net investment income decreased primarily due to (i) a $9.9 million decrease in distribution of earnings related to realization events in special investments in our liquid hedge funds and (ii) a $1.2 million increase in losses from our investments in our liquid hedge funds for the nine months ended September 30, 2016, as compared to the prior period. These decreases were partially offset by (i) a $2.5 million decrease in impairment charges with respect to our special investments in our liquid hedge funds (ii) a $1.7 million gain recognized from the sale of certain software and technology-related assets during the nine months ended September 30, 2016, as compared to the prior period and (iii) a $1.4 million impairment on Fortress's holdings of digital currency recorded during the nine months ended September 30, 2015.

Three months ended September 30

Pre-tax distributable losses increased by $0.5 million primarily due to:

Revenues

Management fees were $1.3 million for the three months ended September 30, 2016, a net decrease of $14.4 million, compared to $15.7 million for the three months ended September 30, 2015. The decrease in management fees was primarily attributable to a decrease of (i) $7.6 million from the Fortress Macro Funds and related managed accounts, which closed during the fourth quarter of 2015, (ii) $4.4 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (iii) $1.6 million from Fortress Partners Funds and Drawbridge Global Macro Funds as a result of a decrease in average AUM due to redemptions and (iv) $0.6 million related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party in June 2016.

Incentive income for three months ended September 30, 2016 was less than $0.1 million, a net decrease of $0.4 million, compared to $0.4 million for the three months ended September 30, 2015. The decrease in incentive income was primarily attributable to $0.3 million in incentive income related to the Fortress Convex Asia Funds recorded during the three months ended September 30, 2015.

Expenses

Expenses were $7.4 million for the three months ended September 30, 2016, a net decrease of $13.9 million, compared to $21.3 million for the three months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a $12.3 million decrease in general and administrative expenses and corporate allocable expenses primarily related to an impairment of $10.7 million of certain software and technology-related assets for the three months ended September 30, 2015 and (ii) a $1.4 million and $0.2 million decrease in compensation and benefits expense and profit sharing compensation expense, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015 and a decrease in operating results of our liquid hedge fund business for the three months ended September 30, 2016, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings (losses) from the Affiliated Manager were $2.9 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, related to our interests in the Affiliated Manager which began in January 2015. The increase in earnings was primarily attributable to an increase in incentive income, partially offset by an increase in operating expenses during the three months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment loss was $1.7 million for the three months ended September 30, 2016, a net decrease of $0.4 million, compared to a $2.1 million loss for the three months ended September 30, 2015. Net investment loss decreased primarily due to (i) a $1.4 million net decrease in losses from our investments in our liquid hedge funds for the three months ended September 30, 2016, as compared to the prior period and (ii) a $0.6 million decrease in impairment charges with respect to special investments in our liquid hedge funds. These decreases in losses were partially offset by a $1.5 million decrease in distribution of earnings related to realization events in special investments in our liquid hedge funds for the three months ended September 30, 2016, as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Segment Revenues
Management Fees	$42,622	$40,364	$2,258	$14,677	$13,831	$846
Incentive Income	382	46	336	318	(65)	383
Segment revenues — total	$43,004	$40,410	$2,594	$14,995	$13,766	$1,229
Pre-tax distributable earnings (loss)	$4,828	$(1,595)	$6,423	$1,944	$(5)	$1,949

Nine months ended September 30

Pre-tax distributable earnings (loss) increased by $6.4 million primarily due to:

Revenues

Management fees were $42.6 million for the nine months ended September 30, 2016, a net increase of $2.3 million, compared to $40.4 million for the nine months ended September 30, 2015. The increase in management fees is primarily attributed to an increase in the average management fee rate earned by Logan Circle.

Incentive income was $0.4 million for the nine months ended September 30, 2016, a net increase of $0.3 million, compared to less than $0.1 million for the nine months ended September 30, 2015. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the nine months ended September 30, 2016 for a certain fund, as compared to the prior period.

Expenses

Expenses were $38.7 million for the nine months ended September 30, 2016, a decrease of $2.6 million, compared to $41.3 million for the nine months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a $2.1 million decrease in general and administrative expenses and corporate allocable expenses and (ii) a $0.4 million decrease in compensation and benefits expenses for the nine months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.5 million for the nine months ended September 30, 2016, an increase of $1.2 million, compared to $(0.7) million for the nine months ended September 30, 2015. Net investment income increased primarily as a result of (i) a $0.8 million increase in earnings from our investments in certain Logan Circle funds during the nine months ended September 30, 2016, as compared to the prior period and (ii) $0.5 million in losses on investments sold during the nine months ended September 30, 2015.

Three months ended September 30

Pre-tax distributable earnings (loss) increased by $1.9 million primarily due to:

Revenues

Management fees were $14.7 million for the three months ended September 30, 2016, a net increase of $0.8 million, compared to $13.8 million for the three months ended September 30, 2015. The increase in management fees is primarily attributable to an increase in the average management fee rate earned by Logan Circle.

Incentive income (loss) was $0.3 million for the three months ended September 30, 2016, a net increase of $0.4 million, compared to less than $(0.1) million for the three months ended September 30, 2015. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the three months ended September 30, 2016 for a certain fund, as compared to the prior period.

Expenses

Expenses were $13.2 million for the three months ended September 30, 2016, a net decrease of $0.3 million, compared to $13.5 million for the three months ended September 30, 2015. The decrease in expenses was primarily attributable to (i) a $0.2 million decrease in compensation and benefits expenses and (ii) a $0.1 million decrease in general and administrative expenses and corporate allocable expenses for the three months ended September 30, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.1 million for the three months ended September 30, 2016, an increase of $0.4 million, compared to $(0.3) million for the three months ended September 30, 2015. Net investment income increased primarily as a result of losses during the three months ended September 30, 2015 from our investment in a certain Logan Circle fund which liquidated during the second quarter of 2016.

Unallocated

	Nine Months Ended September 30,		2016 vs. 2015	Three Months Ended September 30,		2016 vs. 2015
	2016	2015		$2016	2015	$
Pre-tax distributable loss	$(9,962)	$(3,355)	$(6,607)	$(2,725)	$(1,512)	$(1,213)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency translation and interest income.

Nine months ended September 30

Pre-tax distributable loss increased by $6.6 million primarily due to an increase of (i) $5.9 million in interest expense primarily related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and (ii) $0.8 million in foreign currency translation losses for the nine months ended September 30, 2016, as compared to the prior period.

Three months ended September 30

Pre-tax distributable loss increased by $1.2 million primarily due to an increase of $1.7 million in interest expense primarily related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares, partially offset by a $0.4 million decrease in foreign currency translation losses for the three months ended September 30, 2016, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2016:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$4,768	$—	4,768	$ N/A
Fund IV and Fund IV Coinvestment	67,298	21,719	45,579	N/A
Fund V and Fund V Coinvestment	162,376	5	162,371	N/A
Long Dated Value Funds	11,215	295	10,920	N/A
Real Assets Fund	1,852	—	1,852	N/A
Credit Opportunities Funds	113,705	64,354	49,351	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	30,489	13,542	16,962	(15)
Real Estate Opportunities Funds	12,695	9,507	3,188	N/A
MSR Opportunities Funds	2,341	1,893	448	N/A
Italian NPL Opportunities Fund	3,924	3,416	508	N/A
Other Funds (combined)
Private investment #1	272,063	207,348	64,715	N/A
Private investment #2	47,272	553	46,719	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	1,767	78	1,689	N/A
Newcastle (NYSE: NCT)	783	60	723	N/A
New Residential (NYSE: NRZ)	7,161	413	6,748	N/A
New Media (NYSE: NEWM)	1,160	54	1,106	N/A
New Senior (NYSE: SNR)	1,995	229	1,766	N/A
FTAI (NYSE: FTAI) (D)	5,060	6,283	N/A	(1,223)
Other
Hedge fund sidepocket investments	37,885	16,220	21,840	(175)
Direct investments - Other	67,168	32,470	35,066	(368)
Total	$852,977	$378,439	$476,319	$(1,781)

(A)	Represents the net asset value ("NAV") of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments recorded for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $4.3 million as of September 30, 2016.

Sensitivity

For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2016, amounts due from our funds included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 6% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of September 30, 2016, we also had past due amounts of $12.2 million in management fees and $6.6 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $350.7 million as of September 30, 2016, our available draws under our credit facility of $167.3 million as of September 30, 2016, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

We are a publicly traded partnership and have established a wholly owned corporate subsidiary ("FIG Corp."). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of September 30, 2016, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under "— Contractual Obligations" section herein.

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

Our outstanding capital commitments as of September 30, 2016 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66
Italian NPL Opportunities Fund	6,795
A&K Global Health	39
Starcastle	180

Credit PE Funds
Credit Opportunities Fund	4,496
Credit Opportunities Fund II	2,081
Credit Opportunities Fund III	4,286
Credit Opportunities Fund IV	4,497
FCO Managed Accounts	41,364
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	63
Real Assets Fund	11,068
Japan Opportunity Fund	5,150
Japan Opportunity Fund II	17,267
Japan Opportunity Fund III	8,304
Global Opportunities Fund	779
Global Opportunities Fund II	3,399
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund	689
Real Estate Opportunities Fund II	9,435
Real Estate Opportunities REOC Fund	59
CFT Co-invest Fund	220
Karols Development Co	1,579
Other	116
Total	$147,510

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of September 30, 2016 are as follows:

October 1, 2016 to December 31, 2016	$6,299
2017	18,241
2018	25,827
2019	25,083
2020	24,773
2021	23,689
Thereafter	245,524
Total	$369,436

Debt Obligations

As of September 30, 2016, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2016
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$75,000	LIBOR + 1.75% (C)	Jan 2021	$167,332
Promissory note (D)	77,838	155,677	5.00%	Nov 2017	N/A
Total	$182,838	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of September 30, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)
Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress. During the third quarter of 2016, Fortress prepaid $77.8 million of principal which was originally due in November 2016.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of September 30, 2016, the outstanding balance was approximately $594.1 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of September 30, 2016:

	September 30, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,771	(A)
Consolidated Leverage Ratio	≤	2.50	0.55	(B)
Consolidated Interest Coverage Ratio	≥	4.00	29.36	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the 2016 Credit Agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters' Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the 2016 Credit Agreement. Adjusted Net Funded Indebtedness and Consolidated EBITDA are computed as shown below (in millions). Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves (except when paid) or gains and losses, including impairment, on investments.

September 30, 2016
(in millions)
Outstanding debt	$182.8
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$185.5

Twelve Months Ended
September 30, 2016
(in millions)
Fortress Investment Group LLC net income	$130.3
Depreciation and amortization, interest expense and income taxes	84.9
Extraordinary or non-recurring gains and losses	(0.2)
Incentive Income Adjustment	71.9
Other Income Adjustment	24.9
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	26.5
Non-controlling interest and tax receivable agreement adjustments	0.3
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	1.1
Consolidated EBITDA	$339.7
Interest charges	$11.6

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On November 2, 2016, Fortress declared a base quarterly dividend of $0.09 per Class A share for the third quarter of 2016. The dividend is payable on November 18, 2016 to holders of record of Class A shares on November 14, 2016.

On July 27, 2016, Fortress declared a base quarterly cash dividend of $0.09 per Class A share for the second quarter of 2016. The dividend was paid on August 16, 2016 to holders of record of Class A shares on August 10, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.2 million.

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

During the nine months ended September 30, 2016, Fortress Operating Group declared distributions of $65.8 million to the principals and a former senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $171.7 million and $95.9 million during the nine months ended September 30, 2016 and 2015, respectively.

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

The increase in net cash from operating activities in 2016 was primarily due to a $24.3 million decrease in amounts paid for compensation and benefits, a $51.6 million decrease in cash paid for general and administrative expenses and a decrease in cash paid for income taxes of $0.2 million. Also contributing was an increase of $53.2 million provided by the investment funds we consolidate. The increase in net cash provided by operating activities was partially offset by decreases in cash received for incentive income of $34.6 million (which includes the repayment in the first quarter of 2016 of our clawback obligation to Fund III related to prior incentive income distributions received), a $6.7 million decrease of management fees received from the funds we manage or co-manage, a $12.7 million decrease in distributions of earnings from equity method investees and an increase in cash paid for interest of $6.2 million.

Investing Activities

Our net cash flow provided by (used in) investing activities was $151.8 million and $204.4 million during the nine months ended September 30, 2016 and 2015, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(14.9) million and $(26.4) million during the nine months ended September 30, 2016 and 2015, respectively, (ii) distributions of capital from equity method investees (which includes distributions of incentive income that were reinvested in our credit and liquid hedge funds) of $193.7 million and $181.9 million during nine months ended September 30, 2016 and 2015, respectively, (iii) purchases of fixed assets of $(13.8) million and $(19.8) million during these periods, respectively, (iv) funding a secured loan to an alternative investment manager of $(25.0) million during the nine months ended September 30, 2016, (v) principal payments of $10.9 million on the secured loan during the nine months ended September 30, 2016, (vi) $0.9 million from the sale of direct investments during the nine months ended September 30, 2016, (vii) the purchase of $(0.9) million of securities during the nine months ended September 30, 2015, (viii) $18.1 million from the sale of securities during the nine months ended September 30, 2015 and (ix) $51.5 million from the exercise of options during the nine months ended September 30, 2015.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(312.6) million and $(354.3) million during the nine months ended September 30, 2016 and 2015, respectively. Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(69.6) million and $(131.8) million during nine months ended September 30, 2016 and 2015, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(68.0) million and $(94.2) million during nine months ended September 30, 2016 and 2015, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.1 million during nine months ended September 30, 2016 and $1.3 million during the nine months ended September 30, 2015, (iv) dividend and dividend equivalent payments of $(83.1) million and $(122.7) million during nine months ended September 30, 2016 and 2015, respectively, (v) our borrowing of $175.0 million and debt repayment of $(145.0) million in connection with the 2016 Credit Agreement, in addition to $(3.5) million of payments for deferred financing costs, (vi) payments related to the purchase agreement with Nomura of $(10.6) million and $(9.7) million during nine months ended September 30, 2016 and 2015, respectively, (vii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the nine months ended September 30, 2016, (viii) payments of $(77.8) million pursuant to a promissory note issued to a former Principal during the nine months ended September 30, 2016, (ix) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(6.6) million during nine months ended September 30, 2016, (x) excess tax benefits from the delivery of RSUs of $4.5 million during the nine months ended September 30, 2015 and (xi) capital distributions relating to redeemable non-controlling interests of $(1.7) million during the nine months ended September 30, 2015.

Critical Accounting Policies

General

Consolidation

The determination of whether or not to consolidate entities under GAAP requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of 1) whether Fortress has a variable interest in the entity, 2) whether the entity is a VIE, and 3) whether Fortress consolidates the entity.

When determining whether Fortress has a variable interest in entities it evaluates for consolidation, Fortress considers interests in the entities and fees it receives to act as a decision maker or service provider to the entity being evaluated. If Fortress determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as Fortress would not be required to consolidate the entity. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm's length and (iii) Fortress’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity's benefits. If fees paid to Fortress were determined to be a variable interest, it could result in Fortress being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

For those entities in which it has a variable interest, Fortress performs an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity's equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties, and whether the entity's at-risk equity holders have the characteristics of a controlling financial interest.

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

For voting interest entities ("VOEs"), Fortress shall consolidate the entity if it has a controlling financial interest. Fortress has a controlling financial interest in a VOE if (i) for legal entities other than limited partnerships, Fortress owns a majority voting interest in the VOE or, for limited partnerships and similar entities, Fortress owns a majority of the entity's kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that Fortress does not control the entity.

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

As of September 30, 2016, the investment vehicles in which Fortress held a variable interest were comprised of 53 VIEs and 83 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, "Financial Statements — Investments and Fair Value."

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund or credit PE fund, each of which has a limited life, would be recognized upon the termination of the private equity fund or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a "tax distribution." Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see "— Revenue Recognition on Incentive Income" above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income will be received and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, incentive income realization events for the private equity funds and credit PE funds, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 2 to Part I, Item 1, "Financial Statements — Management Agreements and Fortress Funds."

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

Credit Hedge Funds

In our credit hedge funds, investments are valued using quoted market prices, to the extent available. For investments where quoted market prices are not readily available, fair value is generally based on the methods and techniques described below to estimate the fair value of the relevant type of investment. Also, independent valuation agents are generally used to confirm the fund's estimate of fair value of investments, except investments in other funds, where quoted market prices are not readily available.

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

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2016. As of September 30, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Total Fund Holdings
Basis for Determining Fair Value
1. Quoted market prices	0%	1%	3%	2%	1%
2. Other observable market parameters	26%	6%	7%	0%	13%
3. Significant unobservable market parameters (A)	74%	93%	90%	98%	86%
Total	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 94% and 25% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)
The level 3 investments in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Fortress Partners Funds and Drawbridge Global Macro Funds. Liquid hedge funds excludes the Affiliated Manager.

As of September 30, 2016, $8.0 billion of investments in our private equity funds, $10.3 billion of investments in our credit hedge funds, $10.9 billion of investments in our credit PE funds and $0.4 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2016, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$1.9 million or ($2.0 million) (A)	$18.1 million or ($18.1 million)	$0.2 million or ($1.4 million) (A)	$0.3 million or ($0.3 million)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$42.5 million or ($42.5 million)	$7.3 million or ($7.3 million)	$14.9 million or ($14.9 million)	$3.4 million or ($3.4 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2016, $2.9 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2016 is the current reset date.

(B)
Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)
Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and the Value Recovery Funds, Mount Kellett Funds and JP Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

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

2012	$80.9
2013	$90.7
2014	$150.9
2015:	$124.7
2016: Estimated	$120.1
2017 - 2023: Average Required	$84.4

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, "Financial Statements — Income Taxes and Tax Related Payments." Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, "Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, "Financial Statements — Equity-Based and Other Compensation." The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements. The standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows employers to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new standard is effective for Fortress beginning January 1, 2017. Fortress is currently evaluating the potential impact of adoption of the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. The new standard is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10) ("ASU 2016-01"). ASU 2016-01 will require measuring equity investments (excluding those accounted for under the equity method, those that result in consolidation and certain other investments) at fair value and recognize the changes in fair value in net income. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted only for certain of the amendments. The standard requires a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption, with the exception of the amendments related to equity securities without readily determinable fair values (including disclosure requirements) which should be applied prospectively. The adoption of ASU 2016-01 is not expected to have a material impact on Fortress's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016, and was to be applied retrospectively. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

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

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk'' and "— Critical Accounting Policies — Valuation of Investments" above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 9 to Part I, Item 1 “Financial Statements” for a discussion of our commitments and contingencies.

Contractual Obligations

As of September 30, 2016, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds.

Our total future contractual obligations decreased from $1,181.7 million as of December 31, 2015 to $1,021.3 million as of September 30, 2016.

Our total operating lease agreement obligations decreased from $378.0 million as of December 31, 2015 to $369.4 million as of September 30, 2016.

Our debt obligations payable decreased from $242.0 million as of December 31, 2015 to $199.6 million as of September 30, 2016, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $66.9 million as of December 31, 2015. There was no intrinsic clawback as of September 30, 2016.

Our estimated liability under the tax receivable agreement increased from $264.6 million as of December 31, 2015 to $267.6 million as of September 30, 2016.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $153.7 million as of December 31, 2015 to $147.5 million as of September 30, 2016.

Our current employment agreements with our principals are effective through December 31, 2016. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material. Subsequent to September 30, 2016, we executed new employment agreements with our principals which create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the current employment agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the "bottom up’" and from the "top down" with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of September 30, 2016 (in thousands):

Assets:
Investments	$918,526
Investments in options	42,554

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds' Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our condensed consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2016, approximately 34% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

Fortress Funds' Market Risk Impact on GAAP Incentive Income

Our incentive income is generally based on a percentage of returns, or profits, of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in the values of the funds' investments which, in turn, are impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund's results of operations are impacted by changes in the values of its investments, (ii) the period over which the Fortress Funds apply performance criteria (i.e. quarterly, annually or over the life of the fund), (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund's incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary significantly from fund to fund, as summarized below, and is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2016 would increase or decrease undistributed incentive income by $300.0 million or $(309.4) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

•
Incentive income from the publicly traded permanent capital vehicles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results in excess of specified returns to the company's shareholders upon which the incentive income is calculated. Generally, operating results for purposes of computing incentive income excludes unrealized changes in the values of the publicly traded permanent capital vehicles' investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on non-hedge derivatives).

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on September 30, 2016 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a "high water mark" (minimum future return to recover the loss to the investors) for our funds' performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2016 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$4.7	$ N/A		$56.1	$4.7	$ N/A		$ N/A
Permanent capital vehicles (E)	0.6	N/A		N/A	0.6	0.0		N/A
Credit
Hedge Funds	13.0	N/A		5.1	13.0	100.5		4.2
PE Funds	0.7	N/A		17.3	0.7	N/A		N/A
Liquid Hedge Funds	0.4	N/A		4.5	0.4	N/A		N/A
Total	$19.4	$ N/A		$83.0	$19.4	$100.5		$4.2

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$(4.8)	$ N/A		$(56.1)	$(4.8)	$ N/A		$ N/A
Permanent capital vehicles (E)	(0.6)	0.0		N/A	(0.6)	0.0		N/A
Credit
Hedge Funds	(13.0)	N/A		(5.1)	(13.0)	(64.5)		(4.2)
PE Funds	(2.0)	N/A		(17.3)	(2.0)	N/A		N/A
Liquid Hedge Funds	(0.4)	N/A		(4.5)	(0.4)	N/A		N/A
Total	$(20.8)	$0.0		$(83.0)	$(20.8)	$(64.5)		$(4.2)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

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

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of September 30, 2016, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	36%
Financial Services and Assets	36%
Senior Living	12%
Real Estate	12%
Other	4%
100%

(D)
For GAAP Revenues, incentive income for private equity funds and credit PE funds would be unchanged as it is not recognized until received and all contingencies are resolved and for liquid hedge funds incentive income is based on realizations. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. Credit hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and the Value Recovery Funds, Mount Kellett Funds and JP Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

For Segment Revenues, private equity fund, credit PE fund and liquid hedge fund incentive income is based on realizations. However, a reduction in the fair value of investments could impact our conclusion regarding the potential segment basis incentive income reserve for our funds which are subject to clawback.

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $20.4 million or $(16.6) million, respectively, and compensation and benefits expense would increase by $1.7 million or decrease by $1.3 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2016, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of September 30, 2016, we had $47.7 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $4.3 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S, dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $5.3 million.

As of September 30, 2016, we have $105.3 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $9.6 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $11.7 million.

As of September 30, 2016, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized loss position of $16.3 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized loss position in these contracts would decrease by $22.7 million (resulting in a net unrealized gain position of $6.4 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized loss position in these contracts would increase by $27.6 million (resulting in a net unrealized loss position of $43.9 million).

In addition, we held $24.4 million of foreign-denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens and Randal Nardone. One of our principals, Randal Nardone, was appointed Chief Executive Officer of the Company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally travel together, which concentrates the potential impact of an accident on our Company. We do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has an employment agreement with us, which extends to January 1, 2022. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal's employment without cause, the principal will not be subject to the non-competition provisions.

There is no guarantee that our principals will not resign, join our competitors or form a competing company, or that the non-competition provisions in the employment agreements would be upheld by a court. If any of these events were to occur, our business, prospects, financial condition and results of operations could be materially adversely affected.

Several of our funds have "key person" provisions pursuant to which the failure of one or more of our principals or senior employees (other than our principals) to be actively involved in the business provides investors with the right to redeem their investment or otherwise limits our rights to manage the funds. The loss of the services of any one of such senior employees could have a material adverse effect on certain of our funds to which such key person provisions relate and in some circumstances on us.

Certain of our existing funds have key person provisions relating to our principals or senior employees other than our principals, and the resignation or termination of any such senior employee could result in a material adverse effect on the applicable fund or funds and on us.

Investors in our flagship credit hedge funds may redeem their investment without paying redemption fees if Mr. Briger ceases to perform his functions with respect to the fund for 90 consecutive days. The loss of Mr. Briger or his inability to perform his services for 90 days could therefore result in substantial withdrawal requests from investors in our credit hedge funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds' financing arrangements. Such withdrawals and terminations would have a material adverse effect on the credit hedge funds and us by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit PE funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds' co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit PE business segments.

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

In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-control shareholder. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Graticule and for managed accounts which are counted toward Fortress' AUM. The loss of Mr. Levinson could result in withdrawal requests from such investors and investors in Graticule funds. Substantial withdrawals would have a material adverse effect on Graticule and could possibly lead to the liquidation of the funds and a corresponding elimination of our earnings from those funds. The loss of Mr. Levinson or his departure from Graticule could ultimately result in the loss of our earnings attributable to certain managed accounts or the Graticule funds.

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

Our success depends on our ability to retain our managing directors and the other members of our investment management team and to recruit additional qualified personnel. We refer to these key employees (other than our principals) collectively as our "investment professionals." Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds' investments, have significant relationships with the institutions that are the source of many of our funds' investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could impact the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses (for example, California) have public policies limiting the enforcement of restrictive covenants applicable to employees. In addition, these agreements will expire after a certain period of time following resignation or termination, at which point such persons would be free to compete against us and solicit investors in our funds, clients and employees.

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

In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate lesser revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See "— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis."

Furthermore, in recent years, various legislative and regulatory bodies have focused on the issue of compensation in the financial services industry. In Europe, due to the nature and scope of our activities there, we do not anticipate that recent remuneration regulations in the European Union will have a material impact on our existing compensation structure. In the U.S., the SEC recently proposed mandatory clawback rules which would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing "clawback" requirements, or other rules deemed onerous by such investment professionals.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or "high water marks." This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for realization of portfolio company investments. Several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity fund and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity fund and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions on behalf of our funds. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our credit fund businesses and certain permanent capital vehicles are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. For example, the efficacy of investment and trading strategies may depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. If a fund's trading orders are not executed in a timely and efficient manner due to systems failures, human error or otherwise, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack (which is an ongoing threat), we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

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

Finally, we rely on third-party service providers for certain aspects of our business. In particular, a number of our funds rely on a general ledger software provider, and Logan Circle relies on third parties to provide critical front- and back-office systems support. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle, could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

Our removal as the investment manager, or the liquidation, of one or more of our funds or permanent capital vehicles could have a material adverse effect on our business, results of operations and financial condition.

We derive a substantial portion of our revenues from funds and permanent capital vehicles managed pursuant to investment management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles, and the holders of a simple majority of the outstanding shares of our publicly traded permanent capital vehicles, have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. In the past, shareholders in certain of our permanent capital vehicles have from time to time attempted to place pressure on the boards of directors of such vehicles through the use of so-called "activist" tactics, such as threats to wage proxy fights for control of such boards. In the event that an activist shareholder were to acquire control of the board of directors of a permanent capital vehicle, such shareholder may acquire the legal ability to direct the termination of our management agreement with such vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), so-called "whistleblower" provisions entitle persons who report alleged wrongdoing to the SEC to cash rewards and the SEC has awarded significant cash awards pursuant to these provisions. Dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Moreover, there may be a related increase in regulatory investigations or inquiries relating to trading and other investment activities, including potential conflicts of interest relating to such activities, of alternative asset management managers such as us. Such investigations or inquiries may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business.

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the SEC, the Commodity Futures Trading Commission ("CFTC") or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank has imposed significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are expected to increase the overall costs of trading and maintaining those instruments. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under Dodd-Frank are expected to attempt to pass through those costs to customers like us. Likewise, new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel ("FSOC"), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as "systemically important" by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. U.S. regulators are reviewing the asset management industry generally with respect to these matters and any regulation of us or the markets in which we operate arising as a result could negatively impact our business.

In addition, U.S. regulatory reforms also require us to comply with new registration and reporting requirements. In October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. In addition, due to regulations adopted in 2012, certain of our affiliates have registered with the CFTC as commodity pool operators ("CPOs"). The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Complying with these requirements has increased our expenses and could negatively impact our financial results.

Furthermore, federal banking and housing agencies finalized rules implementing the 5% "risk retention" requirement under Dodd-Frank for originators of asset-backed securities (the "U.S. Risk Retention Rules"). The Risk Retention Rules become effective on December 24, 2016, in respect of collateralized loan obligations ("CLOs") and require at least 5% of credit risk of the securitized assets to be retained directly, or through a majority-owned affiliate, by a "securitizer" or "sponsor". In the case of a CLO, this is considered to be the collateral manager. The U.S. Risk Retention Rules are not yet in effect but may have a negative impact on any CLO managed by us issued, or refinanced, re-priced or materially amended, after they become effective. There is also currently no assurance that CLOs outstanding prior to the U.S. Risk Retention Rules become effective will be, or continue to be, grandfathered after such date. The provisions of the U.S. Risk Retention Rules may, therefore, have an adverse effect on us and our ability or desire to manage CLOs, on the holders of any notes issued by our CLOs, or on the primary or secondary market for CLO securities generally, including the level of liquidity and trading of CLO securities, which may in turn have an adverse effect on our revenues from managing CLOs.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings, Inc. ("OneMain") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. ("Nationstar") is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being required to pay fines or change its business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority ("FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California recently enacted a law that will require California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This new legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan, Hong Kong and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, have come under greater regulatory scrutiny from the SEC as examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses. The SEC has also stated that their asset management unit's priorities for private equity funds and hedge funds include conflicts of interest, valuation, compliance and controls and cybersecurity. Private equity advisers have recently settled with the SEC for disclosure failures and misallocation of expenses. The affiliated manager business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend any applicable regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy any applicable requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business. The U.S. Department of Labor recently finalized a regulation that makes it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts will be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. The regulation could materially restrict our ability to market interests in our funds to such investors.

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

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. Both major party candidates in the upcoming U.S. presidential election have indicated that they support legislation to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. If such legislation were enacted, it could materially increase the amount of taxes that we and possibly our equity holders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. See "— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and "— Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

New legislation in Europe and in other international markets in which we operate could increase our costs and make it more difficult to operate and market our funds.

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO is required to satisfy these rules, but these rules are in the process of being modified. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, came into effect in July 2016 and a new version of the Markets in Financial Instruments Directive is currently being developed, both of which may also impose additional costs on the operation of our business in Europe.

In addition, following the results of the Brexit referendum, the British government is expected to begin negotiating the terms of the United Kingdom's withdrawal from the European Union. This process may take several years, during which period perceptions as to the ultimate impact of Brexit may increase short and long term market volatility and currency volatility, depress business activity and economic conditions in the United Kingdom and Europe generally, or act as an impetus for the further disintegration of the European Union. Brexit may also prejudice financial services businesses that are conducting business in Europe and which are based in the United Kingdom, causing disruption to regulatory regimes related to our operations and legal uncertainty regarding achievement of compliance with divergent applicable financial and commercial laws and regulations as between the United Kingdom and the European Union. Such events arising from Brexit may impose additional costs on the operation of our business, negatively impact our ability to market our funds in the United Kingdom or Europe and impair our ability to recruit, retain and motivate employees.

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

Notwithstanding the foregoing, potential or perceived conflicts have given, and in the future could give, rise to investor or shareholder dissatisfaction or litigation or regulatory inquiries or enforcement actions, including from shareholders or regulators of our permanent capital vehicles. For example, investors or regulators could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex, difficult and involves significant use of judgment by management and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, prompt shareholders of one or more of our permanent capital vehicles to sell their shares or become activist shareholders, hamper our ability to raise additional capital and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

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

•
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

With respect to our credit hedge funds and the affiliated manager business, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Historically liquid hedge funds, such as those in the affiliated manager business, have experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have "high water marks" whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of September 30, 2016, the investment performance of certain of our hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the "Management Agreements and Fortress Funds" note to the condensed consolidated financial statements included herein for more information.

In addition, no private equity fund, permanent capital vehicle, or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund or the operating results of the publicly traded permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the publicly traded permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income until their respective NAVs or operating results exceed these amounts. In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the "Management Agreements and Fortress Funds" note to the condensed consolidated financial statements included herein for more information.

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

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient assets to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations," and "— Covenants."

In addition, the 2016 Credit Agreement matures in January 2021. The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which, $167.3 million was available to be drawn as of September 30, 2016. The new revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2016, amounts due from our funds included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of September 30, 2016, we also had past due amounts of $12.2 million of management fees and $6.6 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in a decrease in the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $758.9 million through that date in 2016 and $773.3 million for the year ended December 31, 2015. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, in June 2016 we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such "clawback" obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of September 30, 2016, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Recently, markets have been affected by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy, rapidly falling oil price and Brexit. In the event of a continued market downturn, each of our businesses could be affected in different ways. During market downturns, our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and the affiliated manager business may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See "Market Considerations."

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

The deterioration of market conditions in the future, particularly another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, would have a negative impact on our funds, which could materially reduce our revenue and adversely affect our results of operations. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, our ability to take advantage of these opportunities may depend on our access to debt and equity capital and these trends may also be disadvantageous to us, for example such conditions also increase the risk of default with respect to debt investments held by our funds, in particular certain of our permanent capital vehicles.

Our funds may make investments that are concentrated in certain companies, asset types or geographical regions, which means that negative developments in certain sectors could have a material adverse effect on our revenues and results of operations.

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds and LDVF Patent and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, OneMain, Florida East Coast Railway, Florida East Coast Industries and Holiday Retirement has the potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the potential consequences to us of poor fund performance, see "Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds."

Certain of our permanent capital vehicles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Newcastle and New Residential have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on portions of their investments. In addition, Eurocastle may seek to utilize structured finance markets from time to time in connection with certain investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and several years thereafter), Newcastle, New Residential or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was or is available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle for an indeterminate period of time. Many of our funds also have relied on the structured finance markets. To the extent that financing of that type is unavailable or limited, such funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds' target range without leverage. This could reduce the overall rate of return such funds obtain from their investments and could lead to a reduction in overall investments by those funds and a slower rate of growth of fee paying assets under management in those funds, with a commensurate decrease in the rate of growth of our management fees.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of certain financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. The consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. For additional detail on counterparty risks, please see "— We are subject to risks in using prime brokers, custodians and other financial intermediaries."

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default could also affect the results of the public company. In addition, the board of directors of the public company has only limited ability to influence any fund's choice of, or the amount of a fund's exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults. This may mean that the Company has a significant concentration of risk with one or more particular counterparties at any particular time if aggregate counterparty risk were to be measured across all of the various Fortress Funds.

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

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $758.9 million through that date in 2016 and $773.3 million for the year ended December 31, 2015. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, in June 2016 we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party and we closed the Fortress Centaurus Global Funds during the third quarter of 2016.These events reduced our AUM and therefore our management fees and may impact our reputation. See "—Assets Under Management —Redemptions."

In addition, the investors in our private equity funds, credit PE funds and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See "—Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition." Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

A significant decline in AUM could result in one or more defaults under certain fund agreements, which could negatively impact our business.

Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or "triggers" that require our funds to maintain specified amounts of AUM. In particular, many such covenants to which our credit hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Decreases in such funds' AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive income from the affected funds.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity funds and credit PE funds and, to a lesser extent, credit hedge funds as well as a small number of so‑called "sidepocket" investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over NAVs.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, in January 2015, the Fortress Asia Macro Funds transitioned into Graticule, an autonomous business, with Fortress keeping a significant minority ownership stake in the general partner and/or manager. Such investments are subject to increased risk that the entity in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the entity may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Dodd-Frank also gives rise to a substantial set of new rules focused on the use of derivatives, which will continue to require modification of business practices to comply with new regulations, increase costs of operating in the financial markets and impose restrictions on activities in these markets. For additional information on the potential impacts of Dodd-Frank regulations see "The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business."

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

While being engaged as investment manager or co-manager of third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition.  For example, we may choose not to, or be unable to, conduct significant due diligence of the fund, the way it has been operated and managed prior to our engagement, and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such engagement. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we have been named as a defendant in various lawsuits relating to the Zwirn portfolio, and as part of our role as manager, we may incur time and expense in defending these and any similar future litigation. In addition to defending against litigation, being engaged as investment manager or co-manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager or co-manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. If we include the financial performance of funds for which we have been engaged as the investment manager or co-manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

We are subject to risks in using prime brokers, custodians and other financial intermediaries.

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, depending on the applicable regulations in the jurisdiction of the prime broker or custodian, the funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited. In addition, credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the funds interact on a daily basis.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board elected to resume quarterly dividends beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also "— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares." If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders. Furthermore, our Board of Directors may choose to utilize funds that would otherwise be available to pay dividends on our Class A shares for other uses, such as share repurchases. For example, in November 2015, we repurchased a portion of our equity for $255.7 million from a former principal. In connection with this purchase, we paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount was set to mature in November 2016 and the remainder in November 2017. During the third quarter of 2016, we prepaid $77.8 million of principal which was originally due in November 2016. In another example, in March 2016 we completed a modified "Dutch auction" self-tender offer and purchased a portion of our Class A shares for $22.8 million.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income - generally 20% of the profits - from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or "clawback") if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ''clawback'' obligation related to certain funds, we have agreed to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of such funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares. In February 2016, we made a payment of $66.9 million for Fortress Investment Fund III in connection with such a clawback obligation.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity's assets). In addition, under our credit agreement, the ability of the loan parties thereunder and certain of our other subsidiaries to make cash distributions is subject to certain restrictions, including that no default exists at the time of declaration or event of default exists at the time of payment or immediately after giving effect thereto. Such restrictions on certain of our subsidiaries may in turn limit our ability to make cash distributions.

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

At any time and from time to time, each of our principals has the right to exchange his Fortress Operating Group units for our Class A shares in a taxable transaction. These taxable exchanges, as well as our acquisitions of units from our principals, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that FIG Corp. and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

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

We do not believe that we are an "investment company" under the Investment Company Act because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly owned subsidiary of ours as such term is defined in the Investment Company Act, our interests in those subsidiaries could be deemed an "investment security" for purposes of the Investment Company Act. Generally, a person is an "investment company" if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a reversal of our recent history of paying quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the Company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals, and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2022;

•	closure of funds, including the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2016, we had 403,539,936 outstanding Class A shares on a fully diluted basis, including 105,449,659 resulting from vested equity compensation granted pursuant to our equity incentive plan, 17,492,974 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,334,911 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of September 30, 2016, 57,226,224 Class A shares remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2016, the number of shares reserved for issuance pursuant to this calculation did not increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of September 30, 2016, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 3,198,881 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Mr. Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, we purchased from Mr. Novogratz 56,817,035 Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In January 2016, we issued 1.6 million Class A shares to a principal in connection with the vesting of dividend paying RSUs (excluding the issuance of 0.6 million Class A shares to Mr. Novogratz in connection with the vesting of dividend paying RSUs).

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

Our principals beneficially own all of our Class B shares. Class B shares currently represent 43.8% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to significantly influence matters requiring the approval of shareholders and a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' significant influence over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

There are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law in a manner that may be less protective of the interests of our Class A shareholders.

Our operating agreement provides that, to the fullest extent permitted by applicable law, our directors or officers will not be liable to us. However, under the Delaware General Corporate Law ("DGCL"), a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director or officer derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders as compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

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

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest as ordinary fee income rather than capital gain), affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares. See " — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

One September 8, 2016, the Company issued 307,143 Class A shares to Adam J. Levinson in exchange for an equal number of Fortress Operating Group units and Class B shares. The exchange was effected pursuant to that certain Amended and Restated Exchange Agreement. among FIG Corp., FIG Asset Co, LLC, Mr. Levinson, each of the Fortress principals and each of the Fortress Operating Group entities. The issuance of Class A shares was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Subsequent to September 30, 2016, each of the Principals executed new employment agreements with Fortress. These agreements create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the current employment agreements. The term of the Principals' current employment agreements expires on December 31, 2016. The Fortress Board of Directors also approved certain amendments to the Principal Compensation Plan that (i) removes the vesting requirement for future issuances of equity under the plan, which means that any future equity based payments to Principals will be made in the form of Class A shares rather than RSUs and (ii) provides that all awards relating to 2017 and after will be based on 20% of fund management distributable earnings regardless of whether a Principal sponsors a fund or is the named Chief Investment Officer of the fund.

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

10.22
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.23
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.24
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.25
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.26
Separation Agreement and Release Agreement dated November 24, 2015, by and between Michael E. Novogratz and FIG LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2016 (File No. 001-33294), Exhibit 10.29).

10.27
Purchase Agreement dated November 24, 2015, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Michael E. Novogratz and the trusts party thereto (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2016 (File No. 001-33294), Exhibit 10.30).

10.28
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

10.29	Fortress Investment Group LLC 2016 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-211828), Exhibit 99.1).

10.30	Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated November 3, 2016.

10.31	Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated November 3, 2016.

10.32	Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated November 3, 2016.

10.33	Amended and Restated Fortress Investment Group LLC Principal Compensation Plan, dated as of November 3, 2016.

10.34
Second Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co, LLC, Peter L. Briger, Wesley R. Edens, Randal A. Nardone, Fortress Operating Entity I LP, FOE II (New) LP and Principal Holdings I LP.

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

November 3, 2016

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 3, 2016

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

November 3, 2016