Form 10-K
period 2016-12-31
Fortress Investment Group LLC
filed 2017-02-28
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐  No  ☒

The aggregate market value of the Class A shares held by non-affiliates as of June 30, 2016 (computed based on the closing price on such date as reported on the NYSE) was $0.9 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Class A shares: 218,008,370 outstanding as of February 24, 2017.
Class B shares: 169,207,335 outstanding as of February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2017 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds, private permanent capital vehicle through May 2015 and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with certain private equity funds includes the mark-to-market value of certain public securities held within the funds,

(ii)	the contributed capital or book equity (as defined) of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds which pay fees based on realizations;

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged; and

(v)	AUM of the funds related to the affiliated manager and co-managed funds.

For each of the above, the amounts exclude assets under management for which we charge either no or nominal fees, generally related to our investments in our funds as well as investments in our funds by our principals, directors and employees.

Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Fortress Fund management agreements. Finally, our calculation of AUM differs from the manner in which our affiliates registered with the United States Securities and Exchange Commission report "Regulatory Assets Under Management" on Form ADV and Form PF in various ways.  Significantly, Regulatory Assets Under Management, unlike Management Fee Paying Assets Under Management, is not reduced by liabilities or indebtedness associated with assets under management and it includes assets under management and uncalled capital for which Fortress receives no compensation.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 1, "Business," Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy, liquidity and planned transactions. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the company may be found elsewhere in this Annual Report on Form 10-K and the company’s other public filings, which are available without charge through the Securities and Exchange Commission's ("SEC") website at http://www.sec.gov.  See “Business — Where Readers Can Find Additional Information.”

The company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Introduction

On February 14, 2017, SoftBank Group Corp. (“SoftBank”) and Fortress Investment Group LLC (NYSE listed under the symbol "FIG") announced that they had entered into definitive agreements pursuant to which SoftBank would acquire Fortress for approximately $3.3 billion in cash. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the Merger (as defined herein). For additional details regarding the Merger, see “Item 1. Business” in Part I of this report, “Risk Factors” contained in Part 1, Item 1A of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this report, and Note 12 to the Company’s consolidated financial statements, contained in Part II, Item 8 of this report.

PART I

Item 1.    Business.

Fortress is a leading, highly diversified global investment management firm with approximately $69.6 billion in AUM as of December 31, 2016. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of our over 1,700 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our investments in our funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies — we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2016, Fortress's investments in and commitments to our funds were $1.1 billion, consisting of the net asset value of Fortress's investments in the Fortress Funds of $0.9 billion, and unfunded commitments to private equity funds and credit PE funds of $0.2 billion.

As of December 31, 2016, we had 1,078 asset management employees, including approximately 271 investment professionals, at our headquarters in New York and our affiliate offices around the globe. Additionally, we had 1,765 employees at the senior living properties that we manage on behalf of New Senior Investment Group Inc. ("New Senior") and third parties (whose compensation expense is reimbursed to us by the owners of the facilities).

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

Proposed Acquisition by SoftBank

On February 14, 2017, Fortress entered into an Agreement and Plan of Merger (the "Merger Agreement") with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership ("Parent"), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. The Merger Agreement also provides that the Company's shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. There are no appraisal or dissenters' rights available with respect to the Merger.

Our board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by the Company's shareholders (the "Board Recommendation").

Consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval by the holders of a majority of the Class A shares and Class B shares (voting as one class) and the receipt of certain governmental and regulatory approvals. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to, among other conditions, the absence of a Material Adverse Effect (as defined in the Merger Agreement), and the receipt of consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including with respect to, among other things, the operation of the business of the Company and its subsidiaries prior to the closing. In addition, the Merger Agreement contains a customary "no shop" provision that, in general, restricts the Company's ability to solicit alternative acquisition proposals and to provide nonpublic information to and engage in discussions or negotiations regarding alternative acquisition proposals, subject to a customary "fiduciary out" exception.

The Merger Agreement contains certain customary termination rights, including, without limitation, if the Merger is not consummated on or before December 31, 2017. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company's entry into an agreement with respect to a Superior Offer (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $98.4 million. If the Merger Agreement is terminated by Parent or the Company following withdrawal or modification of the Board Recommendation based on an Intervening Event (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $131.1 million.

Parent has secured from SoftBank committed equity financing for the entire amount of the purchase price payable under the Merger Agreement, and the Company has received a corresponding limited guarantee from SoftBank that also requires SoftBank to comply with certain specified covenants under the Merger Agreement. The Merger Agreement permits the syndication of a portion of Parent’s equity, subject to certain conditions and limitations, provided that no such syndication will reduce SoftBank's obligations under the equity commitment letter or limited guarantee.

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the "Founders Agreement") with the Company, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the "Buyers"), each of the Principals and the Principals' related parties that own FOGUs (collectively with the Principals, the "Sellers"), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the common limited partnership units that are not already owned by the Company and its subsidiaries of each of the FOG entities. At the closing of the transactions contemplated by the Founders Agreement, which is to occur substantially concurrently with the closing of the Merger, each FOGU will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for certain items. Each Seller will place 50% of the after-tax proceeds from the sale of its FOGUs into escrow at the closing. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of the Company or SoftBank, or in stock of SoftBank. The Closing under the Founders Agreement is subject to certain conditions, including, without limitation, the satisfaction of the conditions to the Merger.

In connection with entering into the Merger Agreement, on February 14, 2017, Parent entered into a Voting and Support Agreement (each, a "Support Agreement") with each Principal and his related parties that own Class A or Class B shares (the "Supporting Members"). The Support Agreements generally require that the Supporting Members vote their Covered Securities (as defined in the Support Agreement) of the Company that represent, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth therein. Subject to certain exceptions, the Support Agreements prohibit transfers by the Supporting Members of any of their Covered Securities.

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into a Waiver Agreement (the "TRA Waiver") with certain other subsidiaries of the Company and the Principals, effective as of the closing, pursuant to which, among other things, the Principals waive their rights to receive any payments under the tax receivable agreement arising out of the transactions contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. With respect to all previous exchanges for which a tax receivable agreement obligation is still outstanding, the waivers and amendments provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

In connection with their execution of the Founders Agreement, each of the Principals entered into an Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement with FIG LLC, an operating subsidiary of the Company. The employment agreements will become effective on and subject to the closing and will have an initial five-year term.

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (the "PCP") was further amended and restated, effective as of and subject to the closing, to make certain clarifying and conforming changes. Under the PCP, the Principals will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress’s flagship hedge funds during a given year.

On February 14, 2017, the Board, having determined that it was in the best interests of the Company and its shareholders to amend the Company's Fourth Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), approved an amendment to the LLC Agreement (the "Amendment"). The Amendment amends and restates Section 12.8 of the LLC Agreement, providing that the Court of Chancery of the State of Delaware will be the exclusive forum for any action, claim or proceeding arising out of or relating to the LLC Agreement, the Company or its business or affairs.

Other Recent Developments

•	Fortress's board of directors declared a base quarterly cash dividend of $0.09 per Class A share for the fourth quarter of 2016.

•
In the fourth quarter of 2016, each of the Principals executed new employment agreements with Fortress. These agreements create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are generally on the same economic and other terms as the employment agreements which expired on December 31, 2016.

•
During 2016, we raised $1.3 billion of new third-party capital and launched one new fund. As of December 31, 2016, we had $6.9 billion of capital commitments from investors to our funds that will be included in AUM if called, of which $4.2 billion is available for general investment purposes.

Key Performance Indicators

As mentioned above, we earn management fees, incentive income, and investment income (loss). From these earnings we pay compensation and other expenses, as well as taxes, to arrive at our net operating performance.

Net Income and Distributable Earnings

Our net income reflects our operating performance pursuant to generally accepted accounting principles (“GAAP”). We also use pre-tax distributable earnings, which is a non-GAAP measure, as a measure of our operating performance and to report segment results. For more information on these performance measures, please refer to Part II, Item 8 "Financial Statements and Supplementary Data." Pre-tax distributable earnings is specifically addressed in "Note 11 — Segment Reporting" within those financial statements.

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as management fee paying assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets Under Management." For more information on our management fee rates, please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 3 — Management Agreements and Fortress Funds."

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In certain cases, we earn incentive income only if a fund's investments meet specified performance thresholds. We therefore monitor our funds' proximity to such performance thresholds. For more information on our funds' performance, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Performance of our Funds." For more information on our funds' incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 3 — Management Agreements and Fortress Funds." For more information on embedded incentive income, which has not yet been distributed to us by our funds, and the portion thereof that has not yet been recognized in distributable earnings, please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 11 — Segment Reporting — Embedded Incentive Income."

Investment Performance

The investment income (loss) from our investments in the Fortress Funds is recorded currently (i.e., whether or not realized) in net income (loss), generally based on the net asset values of the funds in which we have invested. For segment reporting purposes, investment income (loss) is included in the segment that the investment relates to and is recorded only when income (loss) from a fund investment becomes realized or realizable, as applicable. Therefore, for segment reporting purposes, investment income (loss) does not reflect unrealized gains or losses embedded in certain of our investments. For more information on the investment income (loss) included in net income (loss), please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 4 — Investments and Fair Value." For more information on the unrealized gains (losses) currently embedded in our investments in the Fortress Funds for segment reporting purposes, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis — Embedded Gains/Losses."

Our Current Businesses

Our current offering of alternative investment products includes private equity funds and permanent capital vehicles, credit funds and liquid hedge funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. The permanent capital vehicles business consists of publicly traded companies and a senior living property management business. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Understanding the Asset Management Business." We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2016, we managed the following businesses:

Private Equity — a business that manages approximately $13.5 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets.

Credit Funds — a business that manages approximately $18.1 billion of AUM comprised of two business segments: (i) credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity ("PE") funds which are comprised of a family of "credit opportunities" funds focused on investing in distressed and undervalued assets, a family of "long dated value" funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of "real assets" funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $4.6 billion of AUM which includes (i) $4.4 billion of AUM relating to funds managed by Graticule Asset Management Asia ("Affiliated Manager" or "Graticule"), an external manager in which Fortress has a minority interest and accounts for using the equity method and (ii) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments. Fortress also received fees for providing infrastructure services (technology, back office, and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

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

Principal Sources of Fee Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2016	2015	2014
Private Equity
Funds
Management Fees	$93,816	$115,627	$136,110
Incentive Income	—	691	2,854

Permanent Capital Vehicles
Management Fees	110,239	96,263	69,360
Incentive Income	67,338	105,603	65,448

Credit Funds
Hedge Funds
Management Fees	149,860	134,054	113,825
Incentive Income	131,224	84,588	121,768
PE Funds
Management Fees	125,648	117,740	96,715
Incentive Income	240,938	244,308	254,461

Liquid Hedge Funds
Management Fees	14,275	64,208	137,908
Incentive Income	1,035	912	16,067

Logan Circle
Management Fees	57,141	53,995	46,996
Incentive Income	537	211	106

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues for each of the periods presented. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis" and Part II, Item 8, "Financial Statements and Supplementary Data."

In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule in which Fortress has a minority interest and accounts for using the equity method. Total management fees for the Fortress Asia Macro Funds and related managed accounts were $58.0 million and $26.3 million for the years ended December 31, 2014 and 2013, respectively. Total incentive income for the Fortress Asia Macro Funds and related managed accounts were $9.1 million and $45.5 million for the years ended December 31, 2014 and 2013, respectively.

During the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts. Total management fees for the Fortress Macro Funds and related managed accounts were $34.7 million and $63.3 million for the years ended December 31, 2015 and 2014, respectively. Total incentive income for the Fortress Macro Funds and related managed accounts were less than $0.1 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively.

Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. Total management fees from these funds were $9.9 million and $13.8 million for the years ended December 31, 2015 and 2014, respectively.

During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. Management fees for the Fortress Convex Asia Funds were $1.1 million, $2.6 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Incentive income for the Fortress Convex Asia Funds were none, less than $0.1 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. Management fees for the Fortress Centaurus Global Funds were $1.1 million, $1.6 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Incentive income for the Fortress Centaurus Global Funds were less than $0.1 million, $0.7 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Private Equity Funds

Fortress Investment Funds

Our private equity business is comprised of (i) a series of diversified funds referred to as the "Fortress Investment Funds" and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe and (ii) various sector focused funds organized to invest in specific opportunities in sectors where Fortress has proven expertise. Sector focused funds include the MSR Opportunities Funds and the Italian NPL Opportunities Fund. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a two to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees between 1.0% and 1.5% are generally charged on committed or invested capital (or NAV, if lower). We also generally earn between 10% and 20% of the profits on each realized investment in a fund - our incentive income - subject to the fund achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

Permanent Capital Vehicles

The permanent capital vehicles business is comprised of the following entities: (i) Drive Shack Inc. ("Drive Shack") formerly known as Newcastle Investment Corp., New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior and Fortress Transportation and Infrastructure Investors LLC ("FTAI"), which are publicly traded companies that are externally managed by us pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles") and (ii) FHC Property Management LLC (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties, senior living properties and mortgage servicing related assets, media assets and golf assets, and in transportation and infrastructure assets. Pursuant to our management agreements, we earn management fees from each publicly traded permanent capital vehicle equal to 0.75% - 1.50% of the company's contributed capital or book equity (as defined in such agreements). In addition, we generally earn incentive income equal to 25% of operating results in excess of specified returns to the shareholders. In addition to these fees, we also receive, for services provided, options in connection with each of their common stock offerings.

Fortress's senior living property management subsidiary, Blue Harbor, has agreements to manage 27 senior living properties (including two properties under development), of which 22 are owned by New Senior and five are owned by third parties. Fortress generally receives management fees of between 5.0% and 7.0% of revenues (as defined in the agreements). For certain third party agreements, Fortress may earn an incentive fee upon sale of the property to a third party and for certain of these agreements Fortress may also earn incentive income quarterly based on operating results in excess of specified thresholds.

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

Drawbridge Special Opportunities Funds

The Drawbridge Special Opportunities Funds form the core of our credit hedge fund investing strategy. The funds opportunistically acquire a diversified portfolio of investments primarily throughout the United States, Western Europe and the Pacific region. The funds' investment program incorporates complementary investment strategies, focusing on direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance. The majority of the funds' investments are relatively illiquid, and the funds generally make investments that are expected to liquidate or be realized within a five year period.

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate generally equal to 2.0% annually. We generally earn incentive income of 20% of the funds' profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds' investments, rather than paying out redemption requests immediately, the funds may elect to pay out redeeming investors as and when the particular investments held by the funds at the time of redemption are realized.

Worden Fund

The Worden Fund invests in a diversified portfolio of undervalued and distressed investments primarily in North America and Western Europe, but also in Australia, Asia and elsewhere on an opportunistic basis. The fund seeks to achieve its investment objectives primarily through investments in loans and asset-based investments, including portfolios of consumer and commercial receivables and asset-backed financial instruments of undervalued or financially troubled companies.  Management fees of 1.75% are generally charged based on the AUM of the fund. We earn incentive income of 20% of the fund's profits, payable annually, subject to achieving cumulative positive returns since the prior incentive income payment.

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

JP Funds

The JP Funds represent certain non-Fortress originated funds and include a closed ended investment company and three specialized investment funds that hold direct private equity investments and limited partnership investments throughout Europe and North America. These funds generally have management fees of between 1.0% and 2.0% and generate incentive income of between 7.5% and 15% of a fund's profits subject to achieving a minimum return as a whole. These funds are not subject to redemptions.

Credit PE Funds

Our credit PE funds are primarily comprised of families of funds as described below, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector. They generally have management fee rates between 1.0% and 1.5% and generate incentive income of between 10% and 20% of a fund's profits subject to the fund achieving a minimum return as a whole.

Credit Opportunities Funds

The Credit Opportunities Funds and related managed accounts make opportunistic credit-related investments. Their investment objective is to generate significant current income and long-term capital appreciation through investments in a range of distressed and undervalued credit investments, including but not limited to residential loans and securities, commercial mortgage loans and securities, opportunistic corporate loans and securities, and other consumer or commercial assets and asset-backed securities.

Asia Funds

The Japan Opportunity Funds seek to take advantage of the significant distressed opportunities that had emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The funds primarily invest in certain Japanese real estate and real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, the Global Opportunities (Yen) Fund makes opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund. This fund invests primarily in North America and Western Europe, but may also invest in Australia, Asia and elsewhere on an opportunistic basis.

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

Secured Lending Fund

The Secured Lending Fund makes attractive risk adjusted debt investments in the specialty finance sector, primarily by originating and acquiring senior secured debt of specialty finance companies in a wide array of consumer and commercial sectors. In addition, the fund may opportunistically acquire portfolios of specialty finance assets. The fund invests primarily in the United States, but may also invest in Western Europe and elsewhere on an opportunistic basis.

Liquid Hedge Funds

Overview

Our liquid hedge funds include (i) funds managed by the Affiliated Manager and (ii) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments.

Affiliated Manager

Affiliated Manager consist of a non-controlling economic interest in an autonomous asset management business named Graticule. In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule. Fortress retained a perpetual minority interest amounting to 30% of earnings in 2015 and 2016 and declining to approximately 27% of earnings thereafter.

Fortress Partners Funds

The Fortress Partners Funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third parties with whom we have relationships. Our endowment strategy funds are designed to blend our direct bottom up investing style with third party managers to create excellent risk adjusted returns with an emphasis on capital preservation. Management fee rates for these funds range from 1.0% to 1.5% and we earn incentive income generally equal to 20% of the profits from direct investments only, subject to achieving cumulative positive returns since the prior incentive income payment. In December 2016, the Fortress Partners Funds entered into agreements with third parties to sell approximately 93% of its investment portfolio representing $169.0 million of AUM as of December 31, 2016. These sales are expected to close during the first half of 2017.

Logan Circle

Logan Circle primarily provides traditional separate account investment management services to institutional clients, including corporate entities, pension plans, mutual funds, private funds, and foundations, as well as public and government entities. Logan Circle also provides investment advisory services to private funds that are sponsored or managed by Logan Circle or its affiliates.  Management fee rates average 0.17% of AUM and may be tiered based on the amount of AUM of the account.

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

We are also subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and various other statutes. A number of our investing activities are subject to regulation by various U.S. state regulators. A number of portfolio companies owned by Fortress-managed funds are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings Inc. ("OneMain") (formerly known as Springleaf Holdings Inc.) is in the consumer finance industry and Nationstar Mortgage Holdings Inc. ("Nationstar") is in the mortgage servicing industry. Both industries have recently been the subject of extensive regulatory focus. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorney generals), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being requested to pay fines or change its business practices. In addition, two of OneMain's subsidiaries are in the insurance industry and are subject to extensive regulation by state authorities. Moreover, investments are subject to regulation from non-financial, sector-specific regulatory bodies.

We conduct fund raising activities for our managed funds through Fortress Capital Formation LLC, an affiliate that is registered as a limited purpose broker-dealer with the SEC, is a member of the Financial Industry Regulatory Authority ("FINRA"), and is registered as a broker-dealer in all 50 states, the District of Columbia, and the Virgin Islands. Fortress Capital Formation LLC is subject to regulation and examination by the SEC, as well as by the state securities regulatory agencies. Additionally, FINRA, a self-regulatory organization that is subject to SEC oversight, maintains regulatory authority over all securities firms doing business in the United States (including our broker-dealer), adopts and enforces rules governing the activities of its member firms, and conducts cycle examinations and targeted sweep inquiries on issues of immediate concern, among other roles and responsibilities. Broker-dealers are subject to various rules relating to internal operations and dealings with customers including, but not limited to, the form or organization of the firm, qualifications of associated persons, net capital and customer protection rules, books and records, financial statements, and reporting.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the CFTC obtained regulatory jurisdiction over certain derivative instruments, including swaps. As such, certain of our or our subsidiaries' risk management or other commodities interest-related activities may be subject to CFTC oversight. In addition, new rules adopted by the CFTC removed or limited previously available exemptions and exclusions from registration, which has imposed additional registration and reporting requirements for operators of pooled vehicles that use or trade in futures, swaps and other derivatives regulated by the CFTC. Accordingly, certain of our affiliates have registered with the CFTC as commodity pool operators and have obtained membership with the National Futures Association in connection with such CFTC registration. Such entities are subject to the rules and requirements applicable to such registration and membership, including record-keeping, reporting, operational and marketing requirements and disclosure obligations.

Certain of our permanent capital vehicles, as public companies, are subject to SEC regulation, applicable stock exchange regulations and Sarbanes-Oxley. Moreover, our permanent capital vehicles are subject to regulation from financial and non-financial regulatory bodies. For example, New Senior is subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid; New Media is subject to environmental and employee safety and health laws and regulations pertaining to its print facilities; New Residential and its subsidiaries are subject to numerous laws and regulations with respect to mortgage servicing rights and various other investments; Drive Shack is subject to a number of environmental regulations in connection with its golf facilities and operations; Eurocastle is subject to a variety of regulations in connection with its investments in real estate related assets in Europe; and FTAI currently invests across, among other things, the rail, aviation, and offshore energy sectors, and its investments are subject to regulations applicable to those sectors.

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

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties including, but not limited to, restrictions imposed by Rule 206(4)-5 of the Investment Advisers Act addressing "pay-to-play"

practices, the Foreign Corrupt Practices Act ("FCPA"), as well as trade sanctions and other export control laws administered by Office of Foreign Asset Controls ("OFAC"), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires U.S. public companies to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including sourcing new investments. Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanctions or other export control laws in the U.S. and abroad, may impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult.

United Kingdom and the European Union

Fortress Investment Group (U.K.) Ltd. and Drawbridge (U.K.) LLP are each authorized in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”) and have obtained permission to engage in a number of corporate finance activities regulated under FSMA, including advising on, managing and arranging deals in relation to certain types of, investments. FSMA and related rules govern most aspects of investment businesses, including sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Financial Conduct Authority is responsible for administering these requirements and compliance with them.

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

•
Fortress Investment Group (Japan) GK is registered as an investment adviser with the Japan Financial Services Agency and holds a real estate brokerage license, which is required for an entity to engage in the business of selling real estate in Japan; and

•
Fortress Investment Group (Australia) Pty Limited is licensed by the Australian Securities and Investments Commission as an Australian Financial Services Licensee and is authorized to carry on a financial services business to provide financial product advice for certain enumerated classes of financial products and deal in financial products for wholesale clients.

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

Structure

The diagram below depicts our organizational structure as of December 31, 2016.

PUBLIC
(Class A shares)
PRINCIPALS
(Class B shares)(1)
(Fortress Operating Group Units)(3)(4)
FORTRESS INVESTMENT GROUP LLC
100%
100%
Intermediate Holding Companies
FIG Asset Co. LLC
FIG Corp.
Fortress Operating Group
56.2% of units(2)(4)
43.8% of units(3)(4)
56.2% of units(2)(4)
43.8% of units(3)(4)
Principal Holdings
Operating Entities

(1)
The principals hold all of the Class B shares, which represent 43.8% of the total combined voting power (i.e., combined voting power of Class A shares and Class B shares) in Fortress Investment Group LLC. The Class B shares have no economic interest in Fortress Investment Group LLC.

(2)
Represents 56.2% of the weighted (by number of units) average of limited partner interests (Class A Common Units) and a 100% general partner interest in each of the Operating Entities and in Principal Holdings. We refer to a collection of one limited partner interest in each such entity as a Fortress Operating Group unit ("FOGU").

(3)
FOGU is the term we use to refer to a collection of one limited partner interest in each Fortress Operating Group entity. Represents 43.8% of the weighted (by number of units) average of limited partner interests (Class B Common Units) in each of the Operating Entities and in Principal Holdings.

(4)	Excludes the effect of equity interests to be granted under our equity incentive plan to employees and directors.

Performance Graph

The following graph compares the cumulative total return for our Class A shares (stock price change plus reinvested dividends) with the comparable return of four indices: Russell 3000, S&P 500, S&P 500 Diversified Financial Services, and SNL U.S. Asset Manager Index. The graph assumes an investment of $100 in the Company's Class A shares and in each of the indices on December 31, 2011, and that all dividends were reinvested. The past performance of our Class A shares is not an indication of future performance.

	Period Ending
Index*	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Fortress Investment Group LLC	100.00	136.71	275.49	276.01	190.75	200.06
SNL U.S. Asset Manager Index	100.00	128.30	197.16	208.00	177.39	187.66
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Diversified Financial Services	100.00	151.12	204.70	251.10	236.07	298.78
* Source: SNL Financial

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

Our Internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the "Public Shareholders — Corporate Governance" section are charters for the company's Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us, including risks relating to the proposed Merger. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Business

We depend on Messrs. Briger, Edens and Nardone, and the loss of any of their services could have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens and Randal Nardone. One of our principals, Randal Nardone, was appointed Chief Executive Officer of the Company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally travel together, which concentrates the potential impact of an accident on our Company. We do not carry any key man insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

Further, in connection with entering into the Merger Agreement, on February 14, 2017, the principals, the Company and certain other parties entered into the Founders Agreement. In the Founders Agreement, each of the principals agreed to place 50% of the after-tax proceeds from the sale by them and certain of their affiliated entities of FOGUs into escrow at the closing of the transactions contemplated by the Founders Agreement (such amount, the "Escrowed Amount"). Eighty percent (80%) of the Escrowed Amount will be released to the applicable seller of FOGUs upon the fourth anniversary of such closing, and the remaining Escrowed

Amount will be released to the applicable seller of FOGUs upon the fifth anniversary of such closing. If, prior to the applicable release date, (i) a principal's employment is terminated by the Company for any reason, (ii) a principal resigns for "good reason" (as defined in the Founders Agreement) or (iii) a principal's employment is terminated due to death or disability (each, an "Early Release Event"), the Escrowed Amount with respect to such principal and his affiliated entities will be released to the applicable principal and his affiliated entities. If, prior to the applicable release date, the applicable principal's employment is terminated by the principal for any reason other than due to a resignation with "good reason" or the principal's death or disability, the Escrowed Amount will be forfeited to Parent. In addition, in the Founders Agreement, the Company agreed that it will not, nor shall it cause or permit any of its subsidiaries to, terminate the employment of any principal due to his Disability (as defined in such principal's employment agreement) from and after the date of the Founders Agreement through the closing of the transactions contemplated by the Founders Agreement. Notwithstanding anything to the contrary, in the event that, at the closing of the transactions contemplated by the Founders Agreement, a principal is no longer employed by the Company and its subsidiaries for any reason (other than due to such principal's death), then the Escrowed Amount, in each case, with respect to such principal and his affiliated entities, shall be paid to the Parent at such closing.

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

In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-controlling shareholder. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Graticule. The loss of Mr. Levinson could result in withdrawal requests from such investors and investors in Graticule funds. Substantial withdrawals would have a material adverse effect on Graticule and could possibly lead to the liquidation of the funds and a corresponding elimination of our earnings from those funds. The loss of Mr. Levinson or his departure from Graticule could ultimately result in the loss of our earnings attributable to Graticule.

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

Furthermore, in recent years, various legislative and regulatory bodies have focused on the issue of compensation in the financial services industry. In Europe, due to the nature and scope of our activities there, we do not anticipate that recent remuneration regulations in the European Union will have a material impact on our existing compensation structure. In the U.S., the SEC has proposed mandatory clawback rules which would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing "clawback" requirements, or other rules deemed onerous by such investment professionals.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information that we maintain, including information with respect to us, investors in our funds and our counterparties. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. One or more such events could potentially jeopardize such confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations and, our fund investors', counterparties' or third parties' operations, which could result in significant losses, increased costs, liability to our funds and investors, regulatory intervention or reputational damage to us. If an actual or perceived breach of our systems or networks occurs, the negative perception of the effectiveness of our security measures arising as a result could cause us to lose existing investors or impede our ability to attract new investors. Moreover, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Finally, we rely on third-party service providers for certain aspects of our business. In particular, a number of our funds rely on a general ledger software provider and Logan Circle relies on third parties to provide critical front- and back-office systems support. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle, could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles, and the holders of a simple majority of the outstanding shares of our publicly traded permanent capital vehicles, have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. In the past, shareholders in certain of our permanent capital vehicles have from time to time attempted to place pressure on the boards of directors of such vehicles through the use of so called "activist" tactics, such as threats to wage proxy fights for control of such boards. In the event that an activist shareholder were to acquire control of the board of directors of a permanent capital vehicle, such shareholder may acquire the legal ability to direct the termination of our management agreement with such vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments or we manage and their respective investors, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies, permanent capital vehicles or other investments based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund, portfolio company or permanent capital vehicle related issue. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. Although the new administration has indicated a desire to repeal, revise or replace Dodd-Frank, it is uncertain when and in what manner such legislation may be repealed otherwise changed. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are expected to increase the overall costs of trading and maintaining those instruments. Although the financial industry has endeavored to comply with the variation margin regulatory requirements scheduled to begin on March 1, 2017, complex issues of application and interpretation, together with limited dealer bandwith, have made implementation challenging for the industry generally and may result in disruptions to trading. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under Dodd-Frank are expected to attempt to pass through those costs to customers like us. Likewise, new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel ("FSOC"), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as "systemically important" by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. U.S. regulators have at times reviewed the asset management industry generally with respect to these matters and any regulation of us or the markets in which we operate arising as a result could negatively impact our business.

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

Furthermore, federal banking and housing agencies finalized rules implementing the 5% "risk retention" requirement under Dodd-Frank for originators of asset-backed securities (the "U.S. Risk Retention Rules"). The U.S. Risk Retention Rules became effective on December 24, 2016 (the "U.S. Effective Date"), in respect of collateralized loan obligations ("CLOs") and generally require at least 5% of the credit risk of the securitized assets to be retained directly, or through a majority-owned affiliate, by a "securitizer" or "sponsor". The U.S. Risk Retention Rules may have a negative impact on any CLO managed by us and/or our affiliates (a "Fortress CLO") that is issued, or refinanced, re-priced or, in certain cases, materially amended after the U.S. Effective Date. There is also currently no assurance that CLOs outstanding prior to the U.S. Effective Date will continue to be grandfathered after such date. The provisions of the U.S. Risk Retention Rules may, therefore, have an adverse effect on us and our or our affiliates' ability or desire to manage CLOs, on the holders of any securities issued by Fortress CLOs, or on the primary or secondary market for CLO securities generally, including the level of liquidity and trading of CLO securities, which may in turn have an adverse effect on our and our affiliates' revenues from managing CLOs.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings, Inc. ("OneMain") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. ("Nationstar") is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being required to pay fines or change its business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority ("FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California has enacted a law that will require California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This new legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Australia, Japan, Hong Kong and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, have come under greater regulatory scrutiny from the SEC as examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses. The SEC has also stated that their asset management unit's priorities for private equity funds and hedge funds include conflicts of interest, valuation, compliance and controls and cybersecurity. Private equity advisers have recently settled with the SEC for disclosure failures and misallocation of expenses. The affiliated manager business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in significant monetary penalties, severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend any applicable regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy any applicable requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business. The U.S. Department of Labor finalized a regulation that makes it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts will be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. Although the regulation is scheduled to take effect on April 10, 2017, President Trump issued a Presidential Memorandum on February 3, 2017 directing the U.S. Department of Labor to prepare an updated economic and legal analysis of the regulation, and following completion of the analysis, to consider whether it is appropriate to rescind or revise the regulation. It is unlikely that the U.S. Department of Labor will complete its analysis by the April 10th applicability date, and it is therefore expected that the applicability date will be delayed. However, if the regulation were to become effective in its current form, it could materially restrict our ability to market interests in our funds to employee benefit plans and individual retirement accounts.

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

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. President Trump has repeatedly identified significant tax reform as a top legislative priority, and based on statements made by President Trump during his electoral campaign, such reform could include treating carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. If such legislation were enacted, it could materially increase the amount of taxes that we and possibly our equity holders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. See "— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis" and "— Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

Our business could be negatively impacted by changes in the United States political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. These recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business as well as the markets in which we compete. Proposals discussed during and after the election that could have a material direct or indirect impact on us include, but are not limited to, tax reform, modifications to international trade policy and restrictions on imports and exports (including through the imposition of tariffs and other taxes on imports). To the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operation and financial condition could be materially and adversely impacted in the future.

New legislation in Europe and in other international markets in which we operate could increase our costs and make it more difficult to operate and market our funds.

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation.The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO satisfies these rules. These rules are undergoing review by EU regulators and it is unclear whether any modifications will become effective or what shape they will take. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, came into effect in July 2016 and a new version of the Markets in Financial Instruments Directive is currently being developed, both of which may also impose additional costs on the operation of our business in Europe.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2016, 2015 and 2014, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate certain funds and may be required to consolidate other entities that we manage and therefore document and test effective controls over financial reporting of any of the entities that we consolidate in accordance with Section 404. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth and development places significant demands on our administrative, operational and financial resources.

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2015, we and Mount Kellett Capital Management LP ("Mount Kellett") entered into an agreement for us to become co-manager of the Mount Kellett investment funds and related accounts. In 2016, we became the investment manager of certain funds previously managed by J.P. Morgan Private Equity Limited, and acquired the related management team.

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

With respect to our credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from certain of our credit hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Certain of our credit hedge funds also have "high water marks" whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a credit hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of December 31, 2016, the investment performance of certain of our credit hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the "Management Agreements and Fortress Funds" note to the consolidated financial statements included herein for more information.

In addition, with respect to our private equity funds, permanent capital vehicles and credit PE funds, we will not earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund or the operating results of the publicly traded permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the publicly traded permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income until their respective NAVs or operating results exceed these amounts. In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the "Management Agreements and Fortress Funds" note to the consolidated financial statements included herein for more information.

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which $167.3 million was available to be drawn as of December 31, 2016. The new revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

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

We may from time to time enter into hedging arrangements intended to limit our economic exposure to various risks, such as interest rate or foreign currency exchange rate risk. We have currently entered into agreements intended to hedge our potential exposure to the dollar/Yen exchange rate based on our estimates of the likely receipt of certain incentive income payments relating to our fund management operations in Asia. In addition, we may from time to time facilitate currency hedging arrangements in connection with the launch of a new fund or account and/or in connection with currency exposures of certain portfolio investments. There can be no assurance that in entering into such arrangements that we will have correctly estimated the risks associated with the underlying exposures being hedged (including, as applicable, the amount of incentive income that we will receive in the future), or that we will have correctly forecast movements in the applicable exchange rate. Failure to make such estimates correctly may result in our under or over hedging our currency exposure, which could materially impact the economic value of any incentive payments we ultimately receive. We may also choose in some situations not to attempt to hedge our exposure to similar risks, which would leave us exposed to movements in interest rates or exchange rates.

Risks Related to the Proposed Merger

The Merger is subject to closing conditions, including governmental, regulatory and shareholder approvals, and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our share price, future business and financial results.

Consummation of the Merger is subject to certain customary conditions, including, without limitation, (i) the approval by the holders of a majority of our Class A shares and Class B shares (voting as one class) outstanding on the record date for the Company shareholders’ special meeting to approve the Merger; (ii) the receipt of approvals, or the expiration or termination of waiting periods under, certain regulatory laws or from certain regulatory authorities (including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain foreign competition authorities, the Committee on Foreign Investment in the United States, the International Traffic in Arms Regulations, the U.K. Financial Conduct Authority, the Financial Industry Regulatory Authority, the Bank of Italy and the European Central Bank); and (iii) the absence of any order, preliminary or permanent injunction or other order preventing the consummation of the Merger. Each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties and (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (in each case, subject to certain qualifications). In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to (x) the absence of a Material Adverse Effect (as defined in the Merger Agreement), (y) the receipt of consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement) and (z) the continuing effectiveness of the Founders Agreement and TRA Waiver (each as defined in the Merger Agreement).

While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. A number of the conditions are not within our or Parent’s control. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, if any unfavorable terms, conditions or restrictions are imposed in obtaining a waiver to such conditions, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations and, to the extent that the current price of our Class A shares reflects an assumption that the Merger will be completed, the price per share for our Class A shares.

In addition, if the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. If the Merger Agreement is terminated, we could be required to pay a termination fee to Parent, which may require us to use available cash that would have otherwise been available for general corporate purposes and other matters.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Parent’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. Our principals, executive officers and other senior personnel may be required to devote attention to the Merger. Further, our principals, executive officers and other senior personnel have interests in the Merger that are different from, or in addition to, the interests of Class A shareholders generally. These interests may cause the principals, executive officers and senior personnel to view the Merger differently and more favorably than Class A shareholders may view it.

Our employees, investors and counterparties may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some investors, counterparties and other parties with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. For example, under the terms of the Merger Agreement, we will seek to obtain the consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement). As part of that process, clients could request an amendment, modification, waiver or accommodation to the terms (financial or otherwise) of existing arrangements, which if accepted would be adverse to the Company. Although the Company has no intent to accommodate such requests (if any), nor any obligation to do so under the Merger Agreement, nonetheless the failure to obtain consents sufficient to meet the relevant conditions in the Merger Agreement may result in the Merger not be completed. Current and prospective employees, including senior investment professionals, may also experience uncertainty about their future roles with the Company following completion of the Merger, which may materially adversely affect the Company’s ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact the Company’s business, financial condition and results of operations, as well as the market price of the Company’s Class A shares, regardless of whether the Merger is completed.

The Merger Agreement limits the Company's ability to pursue alternative transactions to the proposed Merger.

The Merger Agreement prohibits the Company from soliciting, initiating, inducing or knowingly facilitating, encouraging or assisting or engaging in discussions or negotiations with any third party regarding alternative acquisition proposals. This prohibition limits the Company's ability to affirmatively seek offers from other possible acquirers that may be superior to the pending Merger, although the Company is permitted, subject to compliance with certain procedures specified in the Merger Agreement, to respond to certain unsolicited proposals from third parties. If the Merger Agreement is terminated in certain circumstances in connection with the Company's entry into an agreement with respect to a Superior Offer (as defined in the Merger Agreement), the Company will be required to pay a termination fee of $98.4 million to Parent. This termination fee may make it less likely that a third party will make an alternative acquisition proposal, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the transaction expenses that may become payable in certain circumstances.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2016, amounts due from our funds included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of December 31, 2016, we also had past due amounts of $12.2 million of management fees and $6.6 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in a decrease in the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $0.7 billion, $0.8 billion and $0.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such "clawback" obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of December 31, 2016, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Throughout 2016, markets were affected at different times by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy, rapidly falling oil price, Brexit and the U.S. general election. Each of our businesses could be affected in different ways during market downturns. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and the affiliated manager business may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See "Market Considerations."

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Opportunities Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds, LDVF Patent Fund and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, OneMain, Florida East Coast Railway, Florida East Coast Industries and Holiday Retirement has the potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the potential consequences to us of poor fund performance, see "Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds."

Certain of our permanent capital vehicles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

New Residential has historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on portions of its investments. In addition, Eurocastle may seek to utilize structured finance markets from time to time in connection with certain investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and several years thereafter), New

Residential and/or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was or is available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Drive Shack (formerly known as Newcastle Investment Corp.) for an indeterminate period of time.

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

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $0.7 billion, $0.8 billion and $0.2 billion for the years ended December 31, 2016, 2015 and 2014, respectively. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation. See "— Assets Under Management —Redemptions."

In addition, the investors in our private equity funds, credit PE funds and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See "— Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition." Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

A significant decline in AUM could result in one or more defaults under certain fund agreements, which could negatively impact our business.

Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or "triggers" that require our funds to maintain specified amounts of AUM. In particular, many such covenants to which our credit hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Decreases in such funds' AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called "supercollateralization" requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive income from the affected funds.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the Euro. Periods of instability in the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities of certain of our funds would be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the Euro is maintained, continued concerns regarding the stability of the Eurozone, including potential consequences following Brexit, and the potential effects of government intervention intended to address it could materially adversely affect our business. Similarly, we manage several investment funds that are focused on Japan, and the Japanese economy has experienced periods of fiscal and economic volatility recently. We may be unable to properly predict the effect of such volatility, including the actions that may be taken by the Japanese government, in a way that fully mitigates the impact of such volatility on our investments and businesses in Japan.

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

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, our funds trading such assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Dodd-Frank also gives rise to a substantial set of new rules focused on the use of derivatives, which will continue to require modification of business practices to comply with new regulations, increase costs of operating in the financial markets and impose restrictions on activities in these markets. For additional information on the potential impacts of Dodd-Frank regulations see "The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business."

We have been engaged as the investment manager or co-manager of third-party investment funds and managed accounts, and we may be engaged as the investment manager or co-manager of other third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts. For example, in 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P., and in 2016 we became the investment manager of certain funds previously managed by J.P. Morgan Private Equity Limited. Investment managers may also seek to partner with us to co-manage their funds. In 2015, we became co-manager of the Mount Kellett investment funds and related managed accounts.

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

Our principals currently control 44.8% of the combined voting power of our outstanding Class A and Class B shares. Accordingly, our principals have significant influence over our management and affairs. In addition, they are able to significantly influence the outcome of matters requiring shareholder approval and a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. For example, our principals (and their related parties) have entered into Voting and Support Agreements in connection with the proposed Merger that generally require them (and their related parties) to vote their Class A and Class B shares representing, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals. Nonetheless, each of our principals may (and currently expects to) vote their entire stake in the Company (representing 44.8% of the total voting power of the Company) in favor of the Merger Agreement and against any competing proposals.

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

Our ability to pay regular dividends is limited under the Merger Agreement and may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is also subject to not defaulting on our credit agreement.

In connection with the proposed Merger, we have contractually agreed that we will not pay dividends for the quarterly period ended March 31, 2017 in any amount greater than $0.09 per share, and that we will not pay any dividends with respect to periods ending after that while the Merger Agreement remains in effect. Fortress Class A shareholders should therefore not anticipate receiving a dividend with respect to the quarterly periods ended June 30, 2017 or September 30, 2017, even if the Merger has not yet been consummated at the time of the customary dividend payment dates for such periods.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board elected to resume quarterly dividends beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also "— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares." If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders. Furthermore, our Board of Directors may choose to utilize funds that would otherwise be available to pay dividends on our Class A shares for other uses, such as share repurchases. For example, in November 2015, we repurchased a portion of our equity for $255.7 million from a former principal. In connection with this purchase, we paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount was repaid in August 2016 and the remainder matures in November 2017. In another example, in March 2016 we completed a modified "Dutch auction" self-tender offer and purchased a portion of our Class A shares for $22.8 million.

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

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into the TRA Waiver with certain other subsidiaries of the Company and the Principals, effective as of the closing, pursuant to which, among other things, the Principals waived their rights to receive any payments under the tax receivable agreement arising out of the transaction contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. Under the TRA Waiver, the Founders will also agree to amend certain key tax assumptions that affect the timing and amount of future payments to be received by the Founders with respect to transactions that occur prior to the Founders Closing ("Pre-Transaction Exchanges"). Subject to those amendments, future payments under the tax receivable agreement attributable to Pre-Transaction Exchanges will generally continue to be contingent on FIG Corp. having sufficient future operating income to utilize the applicable tax benefits. In addition, under the TRA Waiver, the aggregate amount of a Founder's future payments under the tax receivable agreement will be capped at such Founder's pro rata share of the liability for such payments recorded on our audited consolidated financial statements for the year ending December 31, 2016 (see Notes 6 and 7 to our consolidated financial statements included in Part II, Item 8). The waivers and amendment provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

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

•	variations in our quarterly operating results or dividends, or a reversal of our recent history of paying quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the Company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals, and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2022;

•	closure of funds, including the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	a breach of our computer systems, software or networks, or misappropriation of our proprietary information;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2016, we had 403,461,085 outstanding Class A shares on a fully diluted basis, including 105,501,633 resulting from vested equity compensation granted pursuant to our equity incentive plan, 17,362,149 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,334,911 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of December 31, 2016, we had 57,226,224 Class A shares which remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2017, 2016 and 2015, the number of shares reserved for issuance pursuant to this calculation increased by 688,616, zero and zero shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of December 31, 2016, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 3,198,881 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions (including restrictions in the Voting and Support Agreement and the Founder’s Agreement) and Securities Act limitations. In January 2017, we issued 1.1 million Class A shares in the aggregate to the principals in connection with the vesting of dividend paying RSUs.

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

Our principals beneficially own all of our Class B shares. Class B shares currently represent 43.7% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to significantly influence matters requiring the approval of shareholders and a change in control of our Company. In connection with the proposed Merger, our principals (and their related parties) have entered into Voting and Support Agreements that generally require them (and their related parties) to vote their Class A and Class B shares representing, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals. Nonetheless, each of our principals may (and currently expects to) vote their entire stake in the Company (representing 44.8% of the combined voting power of the Company) in favor of the Merger Agreement and against any competing proposals. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' significant influence over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

So long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes "qualifying income" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Class A shareholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not they receive cash dividends from us. They may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income.

In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation ("CFC") and a Passive Foreign Investment Company ("PFIC"), may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A shares will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the Internal Revenue Service ("IRS") has granted us limited relief, each holder of our Class A shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

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

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined, as of that date, that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied related to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a "publicly traded partnership" (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes "qualifying income" within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act. We refer to this exception as the “qualifying income exception.”

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

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest as ordinary fee income rather than capital gain), affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares. See "— Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

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

In certain circumstances, FIG Asset Co. LLC or one of its subsidiaries may have an opportunity to invest in certain assets through an entity that is characterized as a partnership for U.S. federal income tax purposes, where the income of such entity may not be "qualifying income" for purposes of the publicly traded partnership rules. In order to manage our affairs so that we will meet the qualifying income exception, we may either refrain from investing in such entities or, alternatively, we may structure our investment through an entity classified as a corporation for U.S. federal income tax purposes. If the entity were a U.S. corporation, it would be subject to U.S. federal income tax on its operating income, including any gain recognized on its disposal of its interest in the entity in which the opportunistic investment has been made, as the case may be, and such income taxes would reduce the return on that investment.

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

We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income, or UBTI, from "debt-financed" property and, thus, an investment in Class A shares will give rise to UBTI to certain tax-exempt holders. For example, FIG Asset Co. LLC will invest in or hold interests in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, that will incur indebtedness. FIG Asset Co. LLC may borrow funds from FIG Corp. or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property. However, we expect to manage our activities to avoid a determination that we are engaged in a trade or business, thereby limiting the amount of UBTI that is realized by tax-exempt holders of our Class A shares.

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

President Trump has repeatedly identified significant tax reform as a top legislative priority, and based on statements made by President Trump during his electoral campaign, such reform could include treating carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes.

In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Tax Loopholes Act of 2010. That proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from "carried interests" as ordinary income. While the proposed legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10-year transition period before such income would become nonqualifying income. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions, or converting to a corporation, on a tax free basis and acquiring other asset management companies on a tax free basis. The proposed legislation may also increase the ordinary income portion of any gain realized from the sale or other disposition of a Class A Share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties.

Our principal executive offices are located in leased office space at 1345 Avenue of the Americas, New York, New York. As of December 31, 2016, we lease our offices in locations including New York, San Francisco, Philadelphia, London, Tokyo, Dallas, Frankfurt, Los Angeles, Sydney, New Canaan, Atlanta, Portland, Rome, Dubai, Shanghai and Hong Kong. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange ("NYSE") under the symbol "FIG." The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared (A)
2016
First Quarter	$5.14	$3.87	$4.78	$0.20
Second Quarter	$5.42	$4.23	$4.42	$0.09
Third Quarter	$5.24	$4.34	$4.94	$0.09
Fourth Quarter	$5.49	$4.50	$4.86	$0.09

2015
First Quarter	$8.35	$7.03	$8.07	$0.08
Second Quarter	$8.65	$7.28	$7.30	$0.08
Third Quarter	$7.55	$4.16	$5.55	$0.08
Fourth Quarter	$6.29	$4.77	$5.08	$0.08

(A)	Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

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

On February 27, 2017, we declared a base cash quarterly dividend of $0.09 per Class A share for the fourth quarter of 2016. We declared a base quarterly cash dividend of $0.09 per Class A share for each of the first three quarters in 2016 and $0.08 per Class A share for each quarter in 2015. In addition to the base quarterly cash dividends, we repurchased approximately 13% of our then outstanding dividend paying shares in November 2015 and declared a special cash dividend of $0.11 per Class A share for the first quarter of 2016.

Dividend declarations are generally announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly, special or otherwise, will or can be paid, or the timing of any such declaration. Actual dividends paid to Class A shareholders depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant, including the success of our other efforts to return value to shareholders. The amount of dividends we are able to pay are limited under the terms of the Merger Agreement, which provides that the Company may declare up to two regular quarterly dividends prior to the closing of the Merger, each in an amount not to exceed $0.09 per Class A share, and may be limited by the covenants under our credit agreement, as described under Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants."

In addition, in March 2016, we completed a modified "Dutch auction" self-tender offer and purchased 4,798,863 of our Class A shares at a purchase price of $4.75 per share, or an aggregate purchase price of $22.8 million. Additionally, we incurred $0.7 million in expenses in connection with the transaction. All of these Class A shares were canceled and cease to be outstanding.

On February 24, 2017, the closing price for our Class A shares, as reported on the NYSE, was $7.97. As of February 24, 2017, there were approximately 28 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares or restricted Class A share units.

Item 6. Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 and the consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share data)
Operating Data
Total Revenues	$1,163,806	$1,213,856	$1,205,580	$1,264,983	$969,869
Expenses
Operating Expenses	950,561	951,878	991,746	897,603	908,220
Transfer of interest in Graticule	—	101,000	—	—	—
Total Expenses	950,561	1,052,878	991,746	897,603	908,220
Other Income (Loss)
Gains (losses)	23,823	(18,919)	(11,757)	53,933	48,921
Tax receivable agreement liability adjustment	(7,223)	(6,141)	(33,116)	(8,787)	(8,870)
Earnings (losses) from equity method investees	(20,889)	(32,915)	78,199	136,866	156,530
Gain on transfer of Graticule	—	134,400	—	—	—
Total Other Income (Loss)	(4,289)	76,425	33,326	182,012	196,581
Income (loss) before income taxes	208,956	237,403	247,160	549,392	258,230
Income tax benefit (expense)	(28,314)	(55,788)	(6,947)	(65,801)	(39,408)
Net Income (Loss)	$180,642	$181,615	$240,213	$483,591	$218,822
Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$86,200	$103,129	$139,956	$283,144	$140,538
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	(709)	—	—
Net Income (Loss) Attributable to Class A Shareholders	94,442	78,492	100,966	200,447	78,284
	$180,642	$181,615	$240,213	$483,591	$218,822
Dividends declared per Class A share	$0.46	$0.62	$0.50	$0.24	$0.20
Earnings Per Class A Share
Net income (loss) per Class A share, basic	$0.42	$0.35	$0.47	$0.83	$0.29
Net income (loss) per Class A share, diluted	$0.38	$0.28	$0.43	$0.79	$0.27
Weighted average number of Class A shares outstanding, basic	217,914,753	216,503,554	210,303,241	236,246,296	214,399,422
Weighted average number of Class A shares outstanding, diluted	390,345,532	442,686,774	455,154,136	500,631,423	524,900,132

Continued on next page.

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data
Assets
Investments, including options	$933,207	$1,086,216	$1,193,389	$1,357,604	$1,249,761
Cash and cash equivalents	397,125	339,842	391,089	364,583	104,242
Total assets	2,201,374	2,275,281	2,502,384	2,674,432	2,155,678
Liabilities and Equity
Debt obligations payable	182,838	230,677	75,000	—	149,453
Deferred incentive income	330,354	332,329	304,526	247,556	231,846
Total liabilities	1,313,629	1,333,477	1,217,712	1,059,527	939,028
Shareholders' equity, including accumulated other comprehensive income (loss)	564,241	570,685	643,599	825,067	626,471
Principals' and others' interests in equity of consolidated subsidiaries	323,504	371,119	639,356	789,838	590,179
Total Equity	887,745	941,804	1,282,955	1,614,905	1,216,650

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated financial statements and the related notes (referred to as "consolidated  financial statements" or "historical consolidated financial statements") included in Item 8 in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

Proposed Acquisition by SoftBank

On February 14, 2017, Fortress entered into an Agreement and Plan of Merger (the "Merger Agreement") with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership ("Parent"), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. The Merger Agreement also provides that the Company’s shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. There are no appraisal or dissenters' rights available with respect to the Merger.

Our board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by the Company’s shareholders (the "Board Recommendation").

Consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval by the holders of a majority of the Class A shares and Class B shares (voting as one class) and the receipt of certain governmental and regulatory approvals. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to, among other conditions, the absence of a Material Adverse Effect (as defined in the Merger Agreement), and the receipt of consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including with respect to, among other things, the operation of the business of the Company and its subsidiaries prior to the closing. In addition, the Merger Agreement contains a customary "no shop" provision that, in general, restricts the Company's ability to solicit alternative acquisition proposals and to provide nonpublic information to and engage in discussions or negotiations regarding alternative acquisition proposals, subject to a customary "fiduciary out" exception.

The Merger Agreement contains certain customary termination rights, including, without limitation, if the Merger is not consummated on or before December 31, 2017. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company's entry into an agreement with respect to a Superior Offer (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $98.4 million. If the Merger Agreement is terminated by Parent or the Company following withdrawal or modification of the Board Recommendation based on an Intervening Event (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $131.1 million.

Parent has secured from SoftBank Group Corp. ("SoftBank") committed equity financing for the entire amount of the purchase price payable under the Merger Agreement, and the Company has received a corresponding limited guarantee from SoftBank that also requires SoftBank to comply with certain specified covenants under the Merger Agreement. The Merger Agreement permits the syndication of a portion of Parent's equity, subject to certain conditions and limitations, provided that no such syndication will reduce SoftBank's obligations under the equity commitment letter or limited guarantee.

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the "Founders Agreement") with the Company, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the "Buyers"), each of the Principals and the Principals' related parties that own FOGUs (collectively with the Principals, the "Sellers"), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the common limited partnership units that are not already owned by the Company and its subsidiaries of each of the FOG entities. At the closing of the transactions contemplated by the Founders Agreement, which is to occur substantially concurrently with the closing of the Merger, each FOGU will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for certain items. Each Seller will place 50% of the after-tax proceeds from the sale of its FOGUs into escrow at the closing. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of the Company or SoftBank, or in stock of SoftBank. The Closing under the Founders Agreement is subject to certain conditions, including, without limitation, the satisfaction of the conditions to the Merger.

In connection with entering into the Merger Agreement, on February 14, 2017, Parent entered into a Voting and Support Agreement (each, a "Support Agreement") with each Principal and his related parties that own Class A or Class B shares (the "Supporting Members"). The Support Agreements generally require that the Supporting Members vote their Covered Securities (as defined in the Support Agreement) of the Company that represent, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth therein. Subject to certain exceptions, the Support Agreements prohibit transfers by the Supporting Members of any of their Covered Securities.

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into a Waiver Agreement (the "TRA Waiver") with certain other subsidiaries of the Company and the Principals, effective as of the closing, pursuant to which, among other things, the Principals waive their rights to receive any payments under the tax receivable agreement arising out of the transactions contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. With respect to all previous exchanges for which a tax receivable agreement obligation is still outstanding, the waivers and amendments provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

In connection with their execution of the Founders Agreement, each of the Principals entered into an Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement with FIG LLC, an operating subsidiary of the Company. The employment agreements will become effective on and subject to the closing and will have an initial five-year term.

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (the "PCP") was further amended and restated, effective as of and subject to the closing, to make certain clarifying and conforming changes. Under the PCP, the Principals will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress’s flagship hedge funds during a given year.

On February 14, 2017, the Board, having determined that it was in the best interests of the Company and its shareholders to amend the Company's Fourth Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), approved an amendment to the LLC Agreement (the "Amendment"). The Amendment amends and restates Section 12.8 of the LLC Agreement, providing that the Court of Chancery of the State of Delaware will be the exclusive forum for any action, claim or proceeding arising out of or relating to the LLC Agreement, the Company or its business or affairs.

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $69.6 billion in AUM as of December 31, 2016. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,700 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in 2016, with positive performance in some funds and negative performance in others, and overall our segment operating results were down in comparison to 2015. In addition, we have improved our capital structure by repurchasing our equity through a modified "Dutch auction" self-tender offer completed in March 2016. For more information about these topics, please refer to "— Assets Under Management," "— Performance of our Funds," and "— Liquidity and Capital Resources" below.

As of December 31, 2016, we managed the following businesses:

Private Equity — a business that manages approximately $13.5 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

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

Liquid Hedge Funds — a business that manages approximately $4.6 billion of AUM which includes (i) $4.4 billion of AUM relating to funds managed by Graticule Asset Management Asia ("Affiliated Manager" or "Graticule") as a result of the transition of the Fortress Asia Macro Funds and related managed accounts into an autonomous business in January 2015 and (ii) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments. Graticule is an external manager in which Fortress has a minority interest and accounts for using the equity method. Fortress also received fees for providing infrastructure services (technology, back office and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

During the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a former principal, officer and director of Fortress, retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount was repaid in November 2016 and the remainder matures in November 2017. During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. In December 2016, the Fortress Partners Funds entered into agreements with third parties to sell approximately 93% of its investment portfolio representing $169.0 million of AUM as of December 31, 2016. These sales are expected to close during the first half of 2017.

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

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our "fund investors"). An "alternative" asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below. In addition, our liquid hedge fund business includes funds managed by the Affiliated Manager.

Private equity style funds are typically "closed-end" funds, which means they work as follows. We solicit fund investors to make capital commitments to a fund. Fund investors commit a certain amount of capital when the fund is formed. We may "draw" or "call" this capital from the fund investors as the fund makes investments. Capital is returned to fund investors as investments are realized. The fund has a set termination date and we must use an investment strategy that permits the fund to realize all of the investments it makes in the fund within that period. Fund investors may not withdraw or redeem capital, barring certain extraordinary circumstances, and additional fund investors are not permitted to join the fund once it is fully formed. Typically, private equity style funds make longer-term, less liquid (i.e. less readily convertible to cash) investments.

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

Hedge funds are typically "open-end" funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds and generally make investments that are relatively illiquid in nature. Our credit hedge funds include the Mount Kellett Funds of which Fortress is co-manager.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors, also known as our "assets under management" or "AUM;"

•	Earn attractive returns on the investments we make; and

•	Effectively manage our liquidity, including our debt, if any, and expenses.

Each of these objectives is discussed below.

Assets Under Management

Management fee paying assets under management, or AUM, fluctuate based on four primary factors:

•
Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf, when the publicly traded permanent capital vehicles raise capital such as in an equity offering or when our Affiliated Manager receives more capital. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes and (b) the reputation and track record of the manager and its key investment employees.

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

2)
Equity-based compensation which is not paid in cash and is broken out from total compensation in Note 8 to our consolidated financial statements included in Item 8. Equity-based compensation includes (i) RSUs (which have a dilutive effect when it vests because it results in additional shares being issued), (ii) restricted shares, (iii) grants to employees of tandem options in the publicly traded permanent capital vehicles and (iv) grants to employees of equity interests in Fortress Funds and portfolio company investments.

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

Essentially, the key components of our income are the fees we are earning from our funds in comparison to the compensation and other corporate expenses we are paying in cash, and the resulting operating margin. Other significant components include (i) the unrealized changes in value of our funds, reported as unrealized gains (losses) and earnings (losses) from equity method investees, as this is indicative of changes in potential future cash flows, (ii) taxes and (iii) equity-based compensation, because it will eventually have a dilutive effect when the related shares are issued.

The primary measure of operating performance used by management is "Distributable Earnings," which is further discussed in the "— Results of Operations — Segment Analysis" section herein.

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. See "— Results of Operations — Segment Analysis" section herein.

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

The year ending December 31, 2016 was marked by the success of the populist movement in the United States and Europe in addition to sharp moves both up and down in global markets. Markets got off to a tumultuous start in the first couple of months of the year amid the risk of a slowing Chinese economy and plunging energy prices which sent markets materially lower out of the gate. Additionally, in late January the Bank of Japan cut rates into negative territory which proved to be very painful to the banking system as the Japanese Bank Index sold off over 30% in the following few weeks. Equity markets bottomed in mid-February as dovish comments from the Federal Open Market Committee (the "FOMC") and rebounding energy prices helped markets rebound starting in mid-February. In Bond markets, initial concerns on the solvency of energy companies as crude oil traded under $30 weighed on the asset class but as oil rebounded this led to a sharp rebound for the rest of the year in the bond market, as both high-yield and high-grade credit spreads tightened considerably through the rest of the year. Another positive for bond markets was the announcement in March from the European Central Bank of the addition of corporate bond purchases to the Asset Purchase Programme which helped push prices up in the corporate bond sector, especially in Europe. The first evidence of the momentum of the populist, anti-establishment movement came on June 23rd when the residents of the United Kingdom voted to leave the European Union. The results sent the British Pound down over 10% overnight while equity markets plummeted in the days following. In the aftermath of the vote the Bank of England pledged their support to continue buying government and corporate bonds through their Asset Purchase Programme which helped push yields to record lows and reduce volatility in the markets. At one point in July there was $10tn in sovereign and corporate debt which carried a sub-zero yield. As a result, both developed and emerging markets rallied in the aftermath of the vote as investors searched for yield in other asset classes which led to inflows into emerging markets and equities globally before investors’ focus shifted to the ramifications of the U.S. general election.

While the potential election of Donald Trump was initially viewed as a tail risk to the markets it turned into anything but that as his victory combined with a Republican sweep of the House and the Senate sent equity markets rallying to record highs after briefly sharply selling off on the night of the election in overnight trading. The pledges on his campaign to invest in infrastructure, increase fiscal stimulus and reduce taxes immediately heralded in a pro-growth, pro-inflation view which helped push global interest rates higher into year-end as the rate on the 10-year Treasury note increased 0.75% from the election to year-end.

Anticipation at the beginning of the year was for three or four hikes from the FOMC over the course of 2016. As it turned out this was very optimistic as turmoil in markets globally as well as a stronger U.S. Dollar contributed to tighter financial conditions which ultimately forced the FOMC to maintain their easy monetary policy for most of the year. Finally in the fourth quarter, decreasing unemployment along with signs of rising inflation expectations warranted a 0.25% hike by the FOMC in December. Throughout the year the housing and auto markets remained very strong with both U.S. auto sales and U.S. new home sales at post-crisis highs by the end of the year. In the aftermath of Trump’s victory and expectations for the upcoming fiscal stimulus package and tax reform the last reading of Consumer Sentiment in December was also at a multi-year high reflecting the belief of many that their economic prospects are to improve in a Trump Presidency. Overall the U.S. markets fluctuated throughout the year before rallying to all-time highs in the fourth quarter and finishing the year up over 10% (S&P and Dow). The 10-year Treasury note also had an up-and-down year reflecting shifts in sentiment and risk globally as the 10-year note rallied to a record low of roughly 1.30% in the aftermath of the U.K. Referendum on the European Union before interest rates rose as anticipations of fiscal stimulus and rising inflation expectations in the fourth quarter pushed the 10-year note over 1.00% higher to close the year at 2.42%. The U.S. Dollar started the year weaker as markets sold off before stabilizing throughout the middle part of the year against a basket of currencies. In the fourth quarter, the expectations of an FOMC hike in December along with rising protectionism commentary from President Trump and increasing interest rate differentials between the U.S. and other countries helped push the U.S. Dollar Index to a 10-year high in December.

The anti-establishment movement within the European Union drove the political narrative for much of the year as voters displayed their displeasure with the status quo by voting against proposed Referendums in both the United Kingdom and Italy. Terrorist attacks in Europe throughout the year also put focus on the immigration policy within the Eurozone and ushered in focus on the parties who rose to prominence partially on an anti-immigration platform. As we closed out the year the Christmas attack in Germany has put even more focus on the upcoming general elections to be held in 2017 in the Netherlands, France and Germany where a populist party in each case is attempting to rise to power. The "leave" vote on June 23rd in the United Kingdom initially brought a lot of volatility into the markets before the presence of both the Bank of England and European Central Bank helped to provide support to risk assets and dampen volatility. The Bank of England immediately served as a backstop by cutting interest rates and increasing and expanding their Asset Purchase Programme to purchase more U.K. government bonds as well as announcing their intent to purchase certain investment-grade corporate bonds as well. Prior to this decision by the Bank of England, the European Central Bank had decided to purchase corporate bonds earlier in the year. The actions helped to lower yields in both the government and corporate bond sectors and allow some European corporates to issue debt at a negative yield. Throughout the year headlines around the health of the Italian banking system captured headlines due to the large books of non-performing loans on their balance sheets. The oldest bank in the world, Italy's Monte de Paschi, required support from the government to have ample capitalization in December after a private solution to capitalize the bank failed. This was on the back of Italian Prime Minister Matteo Renzi losing the vote on a Constitution Referendum which he had proposed in an effort to develop a more efficient government. At the onset of his campaign he vowed that he would resign if he lost and kept his word as he resigned shortly after the result of the vote was finalized while a caretaker administration was put in place until the next general elections currently scheduled for 2018. As with the aftermath of the U.S. election and U.K. Referendum votes the results were largely taken in stride as markets rallied quickly after a brief sell-off. In Austria there was a close run-off election in December in which the right-wing party came on the losing end in a close vote in its bid to be the first far-right government in power in Europe since World War II.

Concerns about a potential credit bubble and economic slowdown in China added to anxiety in the markets in the early stages of the year. As the U.S. Dollar strengthened throughout the year the Yuan gradually weakened to an all-time low close to roughly 7.00 at year-end as the government continued its battle with capital outflows out of the country. The Chinese Equity market underperformed on the year with the Shanghai Stock Exchange Composite Index finishing the year down over 10% although a lot of the weak performance can be attributed to the first couple of weeks of the year. In Japan the equity markets finished the year around flat after a large rally in the fourth quarter helped to offset weakness in the first quarter. The weakness in the beginning of the year initially in sympathy with other markets was exacerbated by the strengthening of the Japanese Yen and the decision by the Bank of Japan to cut rates into negative territory which put tremendous pressure on banking stocks. In September the Bank of Japan altered their policy to manage the longer-end of the yield curve by targeting zero yields on the 10-year point of the curve. With rates increasing elsewhere and a stronger U.S. Dollar, the Yen finally weakened from 100 to over 115 from September to December which helped boost the Nikkei index from 16,400 to 19,500 over the same time-frame.

Emerging markets outperformed developed market equities throughout the first nine months of the year. A key driver of this flow was the compression in developed market yields aided by easy Central Bank monetary policy which pushed investors to favor emerging markets for their attractive yield. As developed market interest rates sold off in the fourth quarter this trend reversed as the out-performance reversed as investors were able to attain yield in less risky instruments such as U.S. and German bonds as well as global equity markets. In Brazil, the impeachment of Dilma Rousseff captured the attention of the market in the first half of the year which advanced the Bovespa Index up 50% in the first nine months of the year and appreciated the Brazilian Real 25% versus the U.S. Dollar. In Mexico, the Peso weakened by 20% on the year versus the U.S. dollar with most of this taking place in the last four months of the year as part of President Trump's campaign focused on the deportation of illegals and destroying the North America Free Trade Agreement. In Turkey, political turmoil as well as rising energy prices which intensified the country’s high current account deficit helped to weaken the currency by 20% versus the U.S. dollar on the year.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to our ability to raise capital for new investment vehicles and realize investments in existing funds. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital. Market conditions have at times, especially in the second half of 2015, however, have negatively affected the terms on which some of our publicly traded permanent capital vehicles and portfolio companies were able to raise debt and equity capital but, as a general matter, positively impacted the environment for making new investments.

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

The strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on returns available from traditional investment products, the fees associated with traditional investment products relative to the fees charged by alternative investment managers and to a lesser extent on interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. Treasury rate or LIBOR) available on other investment products. This is because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns of investment products offered by alternative asset managers.

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. However, the amount of capital being invested into the alternative investment industry appears to have decreased during the year ended December 31, 2016, and the outlook for 2017 remains negative, with a focus on fees and weaker performance of certain asset classes within the alternative investment industry tempering positivity in the industry. In addition, weaker performance of certain asset classes within the alternative investment industry may temper positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., "private equity style") funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

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

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth and increased costs within some of our financial servicing investments. See "Item 1. Business-Regulatory and Compliance Matters." With respect to mortgage servicing rights, excess mortgage servicing rights and other servicing related investments, the timing, size and potential returns of future investments may be less attractive than prior investments due to a number of factors including interest rates and increased competition. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer, which has increased the time and effort required to complete transactions. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values, though market conditions became more challenging toward the end of the year. European markets have presented opportunities for distressed investments in country specific markets such as Italy. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (L)
	Funds (L)	Permanent Capital Vehicles	Hedge Funds (M)	PE Funds	Liquid Hedge Funds (M)	Logan Circle	Total
2014
AUM January 1, 2014	$11,861	$3,722	$5,856	$7,527	$7,398	$25,386	$61,750
Capital raised (A)	—	483	561	122	2,817	—	3,983
Increase in invested capital	231	543	46	1,858	2	—	2,680
Redemptions (B)	—	—	(37)	—	(1,767)	—	(1,804)
RCA distributions (C)	—	—	(616)	—	—	—	(616)
Return of capital distributions (D)	(3,455)	(115)	(78)	(1,799)	(160)	—	(5,607)
Adjustment for capital reset (E)	—	—	—	(614)	—	—	(614)
Crystallized incentive income (F)	—	—	(169)	—	(130)	—	(299)
Net client flows (traditional)	—	—	—	—	—	5,420	5,420
Income (loss) and foreign exchange (G)	729	(66)	610	(139)	(32)	1,536	2,638
AUM December 31, 2014	$9,366	$4,567	$6,173	$6,955	$8,128	$32,342	$67,531

2015
Capital raised (A)	—	2,441	254	978	333	—	4,006
Increase in invested capital (H)	419	296	46	3,003	—	—	3,764
Redemptions (B)	—	—	(265)	—	(3,063)	—	(3,328)
RCA distributions (C)	—	—	(361)	—	—	—	(361)
Return of capital distributions (D)	(560)	(200)	(50)	(1,547)	(175)	—	(2,532)
Adjustment for capital reset (E)	—	(168)	—	—	—	—	(168)
Crystallized incentive income (F)	—	—	(120)	—	—	—	(120)
Equity buyback	—	(14)	—	—	—	—	(14)
Change in AUM of Affiliated Manager and co-managed funds	—	—	2,853	—	501	—	3,354
Net client flows (traditional)	—	—	—	—	—	(121)	(121)
Income (loss) and foreign exchange (G)	(234)	(106)	269	(81)	(315)	(1,043)	(1,510)
AUM December 31, 2015	$8,991	$6,816	$8,799	$9,308	$5,409	$31,178	$70,501

2016
Capital raised (A)	—	414	268	176	79	—	937
Increase in invested capital	36	—	73	1,244	—	—	1,353
Capital acquisitions (I)	—	—	682	—	—	—	682
Redemptions (B)	—	—	(68)	—	(483)	—	(551)
RCA distributions (C)	—	—	(392)	—	—	—	(392)
Return of capital distributions (D)	(825)	(130)	(13)	(1,315)	(30)	—	(2,313)
Adjustment for capital reset (E)	(650)	—	—	—	(42)	—	(692)
Crystallized incentive income (F)	—	—	(70)	—	—	—	(70)
Equity buyback	—	(125)	—	—	—	—	(125)
Change in AUM of the Affiliated Manager and co-managed funds	—	—	(1,157)	—	(131)	—	(1,288)
Divested Businesses (J)	—	—	—	—	(177)	—	(177)
Net client flows (traditional)	—	—	—	—	—	(125)	(125)
Income (loss) and foreign exchange (G)	(1,020)	(14)	681	(107)	(36)	2,383	1,887
AUM December 31, 2016 (K)	$6,532	$6,961	$8,803	$9,306	$4,589	$33,436	$69,627

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end, if any. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts ("RCA") in our Drawbridge Special Opportunities Funds and Worden Fund, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

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

In April 2015, Fortress entered into an amended management agreement with Eurocastle to adjust the AUM used to compute Eurocastle's management fees and to reset the earnings threshold required for Fortress to earn incentive income from Eurocastle.
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment which had AUM of $0.7 billion as of December 31, 2015.
Effective October 1, 2016, Fortress no longer earns management fees from third party managed investments of the Drawbridge Global Macro Funds.

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

(H)	Includes $1.1 billion of credit PE fund commitments raised in 2014 which became fee paying AUM in 2015.

(I)	In March 2016, Fortress was appointed investment manager of certain non-Fortress originated funds (the "JP Funds").

(J)	Includes $176.7 million of AUM related to Fortress Convex Asia Funds which Fortress transferred its rights as general partner and investment manager of the fund to a third party.

(K)
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

(L)
As of December 31, 2016, the private equity funds and credit funds had approximately $0.6 billion and $6.3 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.7 billion is only available for follow-on investments, management fees and other fund expenses.

(M)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under the Affiliated Manager. As of December 31, 2016 and 2015, liquid hedge funds AUM included $4.4 billion and $4.5 billion, respectively, related to the Affiliated Manager and credit hedge funds AUM included $1.7 billion and $2.9 billion, respectively, related to co-managed funds.

Redemptions

Certain of the credit hedge funds allow investors to request that their capital be returned generally on an annual or semi-annual basis. Return of capital requests must be received at least 45 or 90 days prior to the redemption date, and related payments are made subsequent to the redemption date. For instance, within the flagship credit hedge fund the 2016 return of capital request notice date was October 2, 2016 for capital to be returned after December 31, 2016. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. In such a case, pending payment, this capital is referred to as a redeeming capital account or "RCA." During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. The Mount Kellett Funds, JP Funds and the Value Recovery Funds are not subject to redemptions.
For our liquid hedge funds, prior to 2016, the Fortress Partners Funds and Drawbridge Global Macro Funds were subject to redemption. During the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts and during the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. Additionally, during the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. As such, the table below has been updated to exclude these funds and related managed accounts.

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, are shown in the table below. The table below does not include redemptions related to funds managed by the Affiliated Manager.

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2016 (in thousands):

Request/Notice Receipt Period	Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (A)	Credit Hedge Fund Remaining Outstanding Notices		Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices
2016	$737,539	$49,831	$687,708		(B)	(B)	(B)
2015	773,268	413,875	400,262		$303,575	$292,602	$—
2014	220,185	143,722	96,448		307,726	326,817	—
Prior			185,009	(C)			—
			$1,369,427	(D)			$—

(A)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(B)	For 2016, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption.

(C)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(D)
For credit hedge funds, reflects $1.4 billion in RCAs which are to be paid over time as the underlying investments are realized. Effective January 1, 2017, the remaining investor capital of the Worden Fund is comprised of RCA which is not subject to redemption.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception to December 31,
Name of Fund	Date		2016	2015	2014	2016	2015	2014
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	$ N/A	25.7%	25.7%	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	N/A	—	35.5%	35.5%	35.5%
Fund III	Sep-04	In Liquidation	—	616	765	2.0%	1.3%	4.8%
Fund III Coinvestment	Nov-04	In Liquidation	—	34	41	0.8%	0.9%	1.5%
Fund IV	Mar-06	(A)	1,638	1,543	2,171	(0.5)%	(1.5)%	1.6%
Fund IV Coinvestment	Apr-06	(A)	285	298	361	(2.1)%	(2.6)%	(0.9)%
Fund V	May-07	Feb-18	2,864	4,371	3,998	3.7%	7.0%	6.2%
Fund V Coinvestment	Jul-07	Feb-18	261	408	408	(5.5)%	(5.6)%	(6.1)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	N/A	19.4%	19.4%	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	N/A	(0.3)%	(0.3)%	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	N/A	(1.6)%	(1.6)%	(1.6)%
FICO (Intrawest)	Aug-06	(A)	—	—	—	(100.0)%	(100.0)%	(100.0)%
FHIF (Holiday)	Dec-06	(A)	459	581	763	2.1%	3.2%	6.7%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	368	408	433	(0.9)%	(0.9)%	(0.1)%
MSR Opportunities Fund I A	Aug-12	Aug-22	111	163	216	13.1%	14.9%	16.6%
MSR Opportunities Fund I B	Aug-12	Aug-22	28	41	54	12.9%	14.8%	16.4%
MSR Opportunities Fund II A	Jul-13	Jul-23	99	125	45	8.2%	9.1%	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	1	2	1	7.9%	8.7%	(C)
MSR Opportunities MA I	Jul-13	Jul-23	23	29	10	8.3%	9.2%	(C)
Italian NPL Opportunities Fund	Dec-13	Sep-24	213	225	25	(C)	(C)	(C)
Fortress Equity Partners	Mar-14	Mar-24	182	147	75	(C)	(C)	(C)

Continued on next page.

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception
Name of Fund	Date		2016	2015	2014	to Date (D)	2016	2015	2014
Publicly Traded Permanent Capital Vehicles
Drive Shack Inc. (E)	Jun-98	Permanent	680	680	768	N/A	12.8%	11.8%	10.7%
New Residential Investment Corp.	May-13	Permanent	2,948	2,689	1,367	N/A	11.7%	15.1%	11.9%
Eurocastle Investment Limited (E)	Oct-03	Permanent	488	567	488	N/A	8.4%	7.0%	6.9%
New Media Investment Group Inc.	Feb-14	Permanent	772	637	487	N/A	8.8%	6.8%	4.6%
New Senior Investment Group Inc.	Nov-14	Permanent	1,024	1,076	812	N/A	10.6%	10.5%	5.6%
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,049	1,167	645	N/A	9.9%	11.7%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02	Non-redeemable	39	101	229	5.9%	(G)	(18.2)%	(1.8)%
Fortress Macro Funds	May-09	Closed Nov-15	N/A	N/A	1,552	2.8%	N/A	(17.6)%	(1.6)%
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	N/A	287	5.6%	N/A	(4.6)%	(3.1)%
Fortress Redwood Fund LTD	Aug-13	Closed Dec-15	N/A	N/A	759	(3.5)%	N/A	(10.2)%	(1.6)%
Fortress Partners Fund LP	Jul-06	Non-redeemable	114	308	456	1.6%	(G)	(5.0)%	(0.1)%
Fortress Partners Offshore Fund LP	Nov-06	Non-redeemable	72	165	457	1.7%	(G)	(5.1)%	0.4%
Fortress Centaurus Global Funds	Jun-14	Closed Sep-16	N/A	204	33	(3.1)%	(7.5)%	1.4%	(C)
Fortress Asia Macro Funds (I)	Mar-11	(I)	(I)	(I)	3,217	(I)	(I)	(I)	(1.2)%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	134	197	(3.8)%	0.3%	(2.8)%	(4.9)%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,771	4,339	4,335	10.7%	9.7%	5.8%	10.0%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,206	1,156	1,328	9.5%	5.9%	0.6%	6.0%
Worden Fund	Jan-10	PE style redemption	175	224	225	9.2%	6.2%	1.2%	6.5%
Worden Fund II	Aug-10	Closed Feb-16	N/A	35	37	7.0%	(2.7)%	(0.3)%	4.5%
Japan Income Fund (Yen only)	Dec-13	Redeemable	113	88	44	(B)	(B)	(B)	(B)
Third Party Originated Funds
JP Funds	(G)	Non-redeemable	792	N/A	N/A	(G)	(G)	N/A	N/A
Value Recovery Funds and related assets	(G)	Non-redeemable	48	102	200	(G)	(G)	(G)	(G)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2016	2015	2014	2016	2015	2014
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	587	592	521	23.3%	24.2%	25.6%
Credit Opportunities Fund II	Jul-09	Jul-22	443	467	511	16.0%	16.9%	18.2%
Credit Opportunities Fund III	Sep-11	Mar-24	1,408	1,723	1,995	10.3%	10.5%	(C)
Credit Opportunities Fund IV	Feb-15	Feb-27	892	484	N/A	(C)	(C)	N/A
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,577	1,762	1,106	14.5%	15.7%	18.8%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	602	304	714	(C)	(C)	(C)
Long Dated Value Fund I	Apr-05	Apr-30	50	129	163	5.8%	5.3%	5.3%
Long Dated Value Fund II	Nov-05	Nov-30	55	118	121	4.1%	3.7%	4.1%
Long Dated Value Fund III	Feb-07	Feb-32	75	64	74	6.0%	6.3%	7.2%
LDVF Patent Fund	Nov-07	Nov-27	5	4	3	2.4%	8.3%	11.4%
Real Assets Fund	Jun-07	Jun-17	33	24	66	6.4%	6.4%	7.4%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	94	154	267	31.9%	32.9%	31.2%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	356	417	388	25.1%	23.4%	21.0%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	388	431	408	27.4%	25.9%	21.7%
Japan Opportunity Fund III (Dollar)	Dec-14	Dec-24	470	470	N/A	(C)	(C)	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Dec-24	667	649	N/A	(C)	(C)	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	N/A	—	21.2%	21.2%	22.1%
Global Opportunities Fund	Sep-10	Sep-20	156	189	195	7.8%	8.3%	11.3%
Global Opportunities Fund II	Jul-15	Jul-26	218	60	N/A	(C)	(C)	N/A
Life Settlements Fund	Dec-10	Dec-22	119	92	88	(C)	(C)	(C)
Life Settlements Fund MA	Dec-10	Dec-22	10	8	8	(C)	(C)	(C)
Real Estate Opportunities Fund	May-11	Sep-24	44	121	157	15.5%	16.5%	15.5%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	122	(C)	(C)	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	21	40	41	11.2%	11.8%	12.5%
Secured Lending Fund I	Oct-16	Sep-24	36	N/A	N/A	(C)	N/A	N/A
Subtotal - all funds			30,129	31,965	34,237
Managed accounts (I)			1	9	952
Affiliated Manager and Co-managed Funds (I)			6,061	7,349	N/A
Total - Alternative Investments			36,191	39,323	35,189
Logan Circle			33,436	31,178	32,342
Total (J)			69,627	70,501	67,531

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. Although Fund IV, Fund IV Coinvestment, FICO (Intrawest) and FHIF (Holiday) have passed their contractual maturity, Fortress continues to actively manage the funds' portfolio of investments which include various operating companies. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents ("PE style redemption"). The JP Funds AUM includes $527.0 million of permanent equity which is not subject to redemption. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 87% of our alternative investment AUM as of December 31, 2016.

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of Fortress Convex Asia Funds to a third party. In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds (which includes Fortress MA I and Fortress Redwood Fund LTD) and related managed accounts.

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
For credit hedge funds and liquid hedge funds, returns represent net returns after taking into account any fees borne by the funds for a "new issue eligible," single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments. No return is shown for Japan Income Fund as returns are not an accurate performance metric for this fund.
For the Drawbridge Global Macro Funds and Fortress Partners Funds, inception to date returns are through October 31, 2015 and December 31, 2015, respectively. Also see Note (G) below.
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

(E)
Effective December 2016, Newcastle Investment Corp. changed its name to Drive Shack Inc.. WWTAI was a private fund formed in July 2011 and formerly managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015. For Eurocastle, 2016 AUM is as of September 30, 2016.

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

(J)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD), NIH (closed June 2015), FPRF and Mortgage Opportunities Funds I and II (closed May 2014). Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest) and Net Lease Fund I had no AUM or were closed as of December 31, 2016, 2015 and 2014, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see "— Segment Analysis" section herein.

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Revenues
Management fees: affiliates	$497,738	$547,109	$539,600	$(49,371)	$7,509
Management fees: non-affiliates	56,542	59,480	68,948	(2,938)	(9,468)
Incentive income: affiliates	310,860	345,052	362,578	(34,192)	(17,526)
Incentive income: non-affiliates	41,742	813	1,734	40,929	(921)
Expense reimbursements: affiliates	223,177	237,158	213,048	(13,981)	24,110
Expense reimbursements: non-affiliates	5,407	11,005	13,429	(5,598)	(2,424)
Other revenues	28,340	13,239	6,243	15,101	6,996
Total Revenues	1,163,806	1,213,856	1,205,580	(50,050)	8,276

Expenses
Compensation and benefits	773,670	743,862	795,361	29,808	(51,499)
General, administrative and other expense (including depreciation and amortization)	166,197	203,437	192,942	(37,240)	10,495
Interest expense	10,694	4,579	3,443	6,115	1,136
Transfer of interest in Graticule	—	101,000	—	(101,000)	101,000
Total Expenses	950,561	1,052,878	991,746	(102,317)	61,132

Other Income (Loss)
Gains (losses)	23,823	(18,919)	(11,757)	42,742	(7,162)
Tax receivable agreement liability adjustment	(7,223)	(6,141)	(33,116)	(1,082)	26,975
Earnings (losses) from equity method investees	(20,889)	(32,915)	78,199	12,026	(111,114)
Gain on transfer of Graticule	—	134,400	—	(134,400)	134,400
Total Other Income (Loss)	(4,289)	76,425	33,326	(80,714)	43,099

Income (Loss) Before Income Taxes	208,956	237,403	247,160	(28,447)	(9,757)
Income tax benefit (expense)	(28,314)	(55,788)	(6,947)	27,474	(48,841)
Net Income (Loss)	$180,642	$181,615	$240,213	$(973)	$(58,598)

Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$86,200	$103,129	$139,956	$(16,929)	$(36,827)
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	(709)	6	703
Net Income (Loss) Attributable to Class A Shareholders	94,442	78,492	100,966	15,950	(22,474)
	$180,642	$181,615	$240,213	$(973)	$(58,598)

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity		Credit Hedge Funds (C)
Year Ended	Funds (A)	Permanent Capital Vehicles (B)		Credit PE Funds	Liquid Hedge Funds (D)	Logan Circle	Total
December 31, 2016	$7,153	$6,808	$8,943	$9,339	$4,902	$32,976	$70,121
December 31, 2015	9,464	5,970	7,311	8,086	7,224	32,789	70,844
December 31, 2014	10,606	4,090	6,044	7,088	7,732	28,910	64,470

(A)
Effective January 1, 2016, Fortress no longer earns management fees from Fund III and Fund III Coinvestment. These funds had an average fee paying AUM, based on a simple quarterly average, of $0.8 billion and $1.0 billion for the years ended December 31, 2015 and 2014, respectively. Total management fees from these funds were $9.9 million and $13.8 million for the years ended December 31, 2015 and 2014, respectively.

(B)
In December 2015 and throughout 2016, certain publicly traded permanent capital vehicles announced share repurchase programs to purchase up to $413.2 million of common stock which reduces fee paying AUM upon repurchase. During 2016 and 2015, these share repurchase programs resulted in an AUM decrease of $124.8 million and $14.0 million, respectively. Certain of these share repurchase programs were completed or have expired during 2016 and as of December 31, 2016, there is remaining capacity under one share repurchase program to purchase up to $200.0 million of common stock. Subsequent to December 31, 2016, this share repurchase program expired in January 2017 with no additional repurchases of common stock.

(C)	In July 2015, Fortress became co-manager of the Mount Kellett Funds and in March 2016 Fortress became investment manager of the JP Funds.

(D)	Liquid hedge funds includes average fee paying AUM of the Affiliated Manager of $4.3 billion and $4.0 billion for the years ended December 31, 2016 and 2015, respectively.
In December 2016, the Fortress Partners Funds entered into agreements with third parties to sell approximately 93% of its investment portfolio representing $169.0 million of AUM as of December 31, 2016. These sales are expected to close during the first half of 2017.
During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. Through the date of closing during the third quarter of 2016, the Fortress Centaurus Global Funds had an average fee paying AUM of $172.3 million, management fees of $1.1 million and incentive income of less than $0.1 million. For the year ended December 31, 2015, the Fortress Centaurus Global Funds had an average fee paying AUM of $142.7 million, management fees of $1.6 million and incentive income of $0.7 million. For the year ended December 31, 2014, the Fortress Centaurus Global Funds had an average fee paying AUM of $6.6 million, management fees of less than $0.1 million and incentive income of $0.2 million.
During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. Through the date of transfer during the second quarter of 2016, the Fortress Convex Asia Funds had an average fee paying AUM of $97.4 million, management fees of $1.1 million and there was no incentive income. For the year ended December 31, 2015, the Fortress Convex Asia Funds had an average fee paying AUM of $196.8 million, management fees of $2.6 million and incentive income of less than $0.1 million. For the year ended December 31, 2014, the Fortress Convex Asia Funds had an average fee paying AUM of $149.7 million, management fees of $2.0 million and incentive income of less than $0.1 million.
During the fourth quarter of 2015, we closed the Fortress Macro Funds and related managed accounts. Through the date of closing during the fourth quarter of 2015, the Fortress Macro Funds and related managed accounts had an average fee paying AUM of $2.5 billion, total management fees of $34.7 million and total incentive income was less than $0.1 million. For the year ended December 31, 2014, the Fortress Macro Funds and related managed accounts had an average fee paying AUM of $3.5 billion, total management fees of $63.3 million and total incentive income of $3.8 million.

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

As of December 31, 2016, we had $23.2 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2015, we had $21.9 billion of incentive eligible NAV in the Fortress Funds above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to positive performance from a certain private equity fund, a certain permanent capital vehicle and our credit hedge funds. These increases were partially offset by a decrease in our credit PE funds as a result of a net decrease in invested capital due to net distributions, partially offset by positive performance. Additionally, the December 31, 2016 incentive eligible NAV increased from the September 30, 2016 incentive eligible NAV of $22.3 billion, primarily related to positive performance in our private equity funds, a certain permanent capital vehicle and our credit hedge funds. These increases were partially offset by a decrease in our credit PE funds as a result of a net decrease in invested capital due to net distributions and partially offset by positive performance.

As of December 31, 2015 and 2014, we had $21.9 billion and $21.3 billion, respectively, of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to positive performance from our private equity funds, permanent capital vehicle and Logan Circle, as well as incentive eligible NAV from new credit PE funds. These increases were partially offset by a decrease from our liquid hedge funds as a result of the transition of the Fortress Asia Macro Funds and related managed accounts to Graticule in January 2015 and the closing of the Fortress Macro Funds and related managed accounts in the fourth quarter of 2015.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 1,078 asset management employees as of December 31, 2016 from

1,172 and 1,186 as of December 31, 2015 and 2014, respectively, primarily related to our liquid hedge fund business. Additionally, we had 1,765 employees as of December 31, 2016 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,868 and 1,674 such employees as of December 31, 2015 and 2014, respectively.

Revenues

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Total revenues were $1,163.8 million for the year ended December 31, 2016, a net decrease of $50.1 million, compared to $1,213.9 million for the year ended December 31, 2015.

The decrease in revenues of $50.1 million was primarily attributable to decreases of (i) $49.4 million in management fees from affiliates, (ii) $34.2 million in incentive income from affiliates, (iii) $14.0 million in expense reimbursements from affiliates, (iv) $5.6 million in expense reimbursements from non-affiliates and (v) $2.9 million in management fees from non-affiliates. These decreases were partially offset by increases of (i) $40.9 million in incentive income from non-affiliates and (ii) $15.1 million in other revenues.

The decrease in management fees from affiliates of $49.4 million was primarily attributable to decreases of (i) $43.7 million from our liquid hedge funds primarily as a result of the closing of the Fortress Macro Funds in the fourth quarter of 2015, the termination of the infrastructure services agreement with Graticule in May 2016, Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM of our other liquid hedge funds, (ii) $20.6 million related to permanent capital vehicle options granted to Fortress during the year ended December 31, 2016, as compared to the prior period, (iii) $9.9 million related to Fund III and Fund III Coinvestment as we no longer receive management fees effective January 1, 2016, (iv) $11.9 million from our other private equity funds as a result of decreases in their average AUM, based on a simple quarterly average, of $1.5 billion and (v) $0.7 million from Logan Circle as a result of a decrease in average AUM from affiliates of $1.2 billion. These decreases were partially offset by (i) net increases from our permanent capital vehicles and credit PE funds of $14.1 million and $8.0 million, respectively, as a result of increases in the average AUM of $0.8 billion and $1.3 billion, respectively, (ii) $7.3 million related to the management of the JP Funds which began in March 2016 and (iii) $6.0 million related to a co-management agreement which began in July 2015.

The decrease in management fees from non-affiliates of $2.9 million was primarily related to a decrease of $6.5 million as a result of the closing of the Fortress Macro Fund related managed accounts in the fourth quarter of 2015. This decrease was partially offset by an increase of $3.8 million related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.4 billion and an increase in the average management fee rate earned.

The decrease in incentive income from affiliates of $34.2 million was primarily attributable to a net decrease of $82.9 million from our credit PE funds related to a decrease in non-clawbackable tax distributions and a decrease in non-clawbackable incentive income as a result of a decrease in proceeds from realization events, which result in the recognition of revenue as contingencies for repayment have been resolved. This decrease was partially offset by a net increase of $6.9 million in incentive income from our permanent capital vehicles and an increase of $41.9 million from our credit hedge funds primarily due to higher returns and partially offset by a decrease in incentive income earned on RCA distributions. The net increase of $6.9 million in incentive income from our permanent capital vehicles was primarily attributable to an increase of $33.5 million related to New Residential, New Senior and Eurocastle and partially offset by a decrease of $26.6 million related to WWTAI and New Media.

The increase in incentive income from non-affiliates of $40.9 million was primarily related to an increase in crystallized incentive income from a certain credit PE managed account as a result of realization events which resulted in the recognition of revenue as contingencies for repayment were resolved.

The decrease in expense reimbursements from affiliates of $14.0 million was primarily related to a $21.9 million decrease in operating expenses eligible for reimbursement from our liquid hedge funds and private equity funds, partially offset by an $8.2 million increase in operating expenses eligible for reimbursement from our permanent capital vehicles.

The decrease in expense reimbursements from non-affiliates of $5.6 million was primarily related to the closing of the Fortress Macro Fund related managed accounts.

The increase in other revenues of $15.1 million was primarily attributable to income from other investments as a result of distributions and realization events which resulted in the recognition of non-clawbackable revenue as certain contingencies for repayment were resolved.

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

The increase in expense reimbursements from affiliates of $24.1 million was primarily related to an increase in operating expenses eligible for reimbursement from our private equity funds, permanent capital vehicles and credit hedge funds businesses for the year ended December 31, 2015, as compared with the prior period.

The increase in management fees from affiliates of $7.5 million was primarily due to (i) an increase of $53.2 million in management fees primarily related to our permanent capital vehicles, credit PE funds, credit hedge funds and Logan Circle as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $4.8 billion, (ii) a net increase of $18.8 million related to an increase of permanent capital vehicle options granted to Fortress during the year ended December 31, 2015 as compared to the prior period, (iii) $16.3 million of fees related to our Affiliated Manager which started in January 2015 and (iv) $14.5 million of management fees related to a co-management agreement which began in July 2015. These increases were partially offset by (i) a $53.1 million decrease in management fees as a result of a decrease of $2.6 billion in average fee paying AUM relating to the Fortress Asia Macro Funds which transitioned to Graticule in January 2015 and (ii) a $42.2 million decrease in management fees as a result of a decrease in the average management fee paying AUM of $2.2 billion in our private equity funds and liquid hedge funds.

The increase in other revenues of $7.0 million was primarily attributable to (i) an increase of $4.4 million of distributions from other investments during the year ended December 31, 2015, (ii) an increase of $1.4 million of services fees and (iii) an increase of $1.2 million of dividend and interest income.

The decrease in incentive income from affiliates of $17.5 million was primarily attributable to (i) a decrease of $41.7 million in crystallized incentive income earned from our credit hedge funds primarily due to lower returns from non-redeeming capital accounts, (or "non-RCA"), which represents accounts where investors have not provided withdrawal notices and decreased redeeming capital accounts (“RCA”), (ii) a decrease of $21.4 million in incentive income recognized in the prior period from Fund II as a result of a realization event during the year ended December 31, 2014, which resulted in the recognition of revenue as certain contingencies for repayment were resolved, (iii) a decrease of $15.0 million in crystallized incentive income earned from our liquid hedge funds primarily due to the transfer of the Fortress Asia Macro Funds to Graticule in January 2015 and the closing of the Fortress Macro Funds and related managed accounts (iv) a net decrease of $2.3 million in incentive income recognized from our permanent capital vehicles. These increases were partially offset by a net increase of $62.7 million in incentive income earned from our credit PE funds, primarily as a result of non-clawbackable tax distributions and an increase in crystallized incentive income as a result of realization events during the year ended December 31, 2015 which resulted in the recognition of revenue as certain contingencies for repayment were resolved.

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

Expenses

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Expenses were $950.6 million for the year ended December 31, 2016, a net decrease of $102.3 million, compared to $1,052.9 million for the year ended December 31, 2015. Expenses for the year ended December 31, 2015 included a non-cash expense of $101.0 million related to the transfer of an interest in Graticule. Expenses for the year ended December 31, 2016 decreased by $1.3 million as compared to $951.9 million, excluding the Graticule transfer, for the year ended December 31, 2015. The decrease in expenses is primarily due to a decrease in general, administrative and other expenses (including depreciation and amortization)

of $37.2 million. This decrease was partially offset by (i) an increase in compensation and benefits of $29.8 million and (ii) an increase in interest expense of $6.1 million.

Total compensation and benefits increased by $29.8 million primarily due to (i) a $41.7 million increase in profit sharing expenses related to our permanent capital vehicles, including the impact of tandem options, credit PE funds and credit hedge funds, primarily as a result of changes in the performance of relevant funds and the amount of profit sharing interest held by employees in the respective period and (ii) an $11.6 million increase in discretionary bonuses. These increases were partially offset by (i) an $8.0 million decrease in other payroll, taxes and benefits, (ii) a $6.9 million decrease in equity based compensation (excluding Principal Performance Payments) and (iii) decreases of $6.6 million and $1.2 million in Principal Performance Payments in our private equity business and credit business, respectively, as a result of changes in the performance of relevant funds.

The decrease in general, administrative and other expenses of $37.2 million was primarily due to (i) a decrease of $16.5 million in depreciation and amortization expenses primarily related to a $18.2 million write-off of certain software and technology-related assets in the liquid hedge fund business which were deemed to be impaired during the year ended December 31, 2015, (ii) a decrease of $5.5 million in market data costs primarily related to our liquid hedge fund business, (iii) a decrease of $4.2 million in professional fees and (iv) a decrease of $11.0 million in general and other expenses.

The increase in interest expense of $6.1 million primarily related to an increase in the average outstanding debt balance for the year ended December 31, 2016, as compared to the prior period. The average outstanding debt balance increased primarily from the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares.

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

In future periods, we will further recognize non-cash compensation expense on our unvested equity-based awards outstanding as of December 31, 2016 of $57.5 million with a weighted average recognition period of 3.5 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income when it becomes probable and reasonably estimable that incentive income will be received. Credit hedge fund and liquid hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by business in Note 8 to our consolidated financial statements included in Item 8.

Profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

As of December 31, 2016, we have $1.2 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $502.8 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Other Income (loss) was $(4.3) million for the year ended December 31, 2016, a net decrease of $80.7 million, compared to $76.4 million for the year ended December 31, 2015. Other Income (loss) for the year ended December 31, 2015 included a non-cash gain of $134.4 million related to the transfer of an interest in Graticule. Other Income (Loss) for the year ended December 31, 2016 of $(4.3) million was a net reduction in losses of $53.7 million as compared to $(58.0) million, excluding the Graticule transfer, for the year ended December 31, 2015. The net reduction in losses of $53.7 million was primarily related to (i) a net realized and unrealized gain of $26.8 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded private equity portfolio companies, for the year ended December 31, 2016, as compared to a net realized and unrealized loss of $(17.2) million for the year ended December 31, 2015, resulting in a net increase of $44.0 million, (ii) a net reduction in losses of $12.0 million from equity method investees primarily with respect to our investments in our private equity funds, credit PE funds and credit hedge funds for the year ended December 31, 2016, as compared to the prior period, (iii) the recognition of a $1.2 million loss related to our holdings of digital currency during the year ended December 31, 2015 and (iv) a $1.7 million gain on the sale of certain software and technology-related assets to Graticule during the year ended December 31, 2016. These increases were partially offset by (i) a net realized and unrealized loss of $(4.7) million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts, for the year ended December 31, 2016, as compared to a net realized and unrealized gain of $1.8 million in the prior period, resulting in a net decrease of $6.5 million, and (ii) the recognition of a $7.2 million expense associated with an increase in the tax receivable agreement liability for the year ended December 31, 2016, as compared to $6.1 million during the year ended December 31, 2015, resulting in a net decrease of $1.1 million.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Other Income (Loss) was $76.4 million, including a non-cash gain of $134.4 million relating to the transfer of Graticule, for the year ended December 31, 2015, a net increase of $43.1 million, compared to $33.3 million for the year ended December 31, 2014. Excluding the Graticule transfer, Other Income (Loss) was $(58.0) million for the year ended December 31, 2015, a net decrease of $91.3 million, compared to $33.3 million for the year ended December 31, 2014. The net decrease of $91.3 million was primarily related to (i) a net decrease of $111.1 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, credit hedge funds, credit PE funds, liquid hedge funds and Affiliated Manager for the year ended December 31, 2015 as compared to the prior comparative period and (ii) a net decrease in realized and unrealized gains of $24.9 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts for the year ended December 31, 2015 as compared to the prior period. These decreases were partially offset by (i) a decrease of $27.0 million associated with the tax receivable agreement for the year ended December 31, 2015, as compared to the prior period and (ii) a decrease in net realized and unrealized losses of $11.6 million in the fair value of options and common stock held in our publicly traded permanent capital vehicles and publicly traded private equity portfolio companies for the year ended December 31, 2015 as compared to the prior period.

Income Taxes

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under "— Critical Accounting Policies" below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the years ended December 31, 2016, 2015 and 2014 Fortress recognized income tax expense of $28.3 million, $55.8 million and $6.9 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during the interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

	Comparative Years
	2016 vs. 2015	2015 vs. 2014
Change in pre-tax income applicable to Class A Shareholders (A)	$(3,173)	$8,140
Change in foreign and state income taxes (B)	(719)	9,966
Change in mix of business (C)	8,896	646
Change in deferred tax asset write-offs (D)	3	(15,105)
Change in deferred tax asset valuation allowance and related adjustments (E)	(35,239)	57,607
Tax receivable agreement liability adjustment (F)	379	(9,442)
Change in tax credits and other deductions	2,379	(2,971)
Total change	$(27,474)	$48,841

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)	Primarily related to enacted legislative changes to New York State corporate taxation in 2014 which increased the value of certain future tax benefits.

(C)
For the year ended December 31, 2016, the amount of income passed through to non-corporate tax paying shareholders was lower when compared to the year ended December 31, 2015, resulting in an increase in income tax expense in 2016. For the year ended December 31, 2015, the amount of income passed through to non-corporate tax paying shareholders was comparable to the year ended December 31, 2014.

(D)
The decrease in 2015 was primarily attributable to the impact of a 2014 write-off of deferred tax assets relating to the public offering basis differences which also had a corresponding reduction to the related valuation allowance. See footnote (E).

(E)
The change was primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full allowance, or the reversal thereof.

(F)
Relates to the tax receivable agreement (discussed in Note 6 to our consolidated financial statements included in Item 8) which is not tax deductible and represents a significant permanent tax/GAAP difference.

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Principals' and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $103.1 million to $86.2 million, a decrease of $16.9 million, primarily attributable to a decrease of $16.7 million in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee and a decrease of $0.2 million in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The $16.7 million decrease in the amount of consolidated net income (loss) allocable to the FOG units held by the principals and a former senior employee was primarily a result of (i) a $10.8 million decrease resulting from a decrease of $23.0 million in Fortress's shareholders' net income in Fortress Operating Group during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and (ii) a net decrease of $5.9 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the purchase of Fortress Operating Group units from a former principal during the fourth quarter of 2015, the issuance of Class A shares related to equity-based compensation and director restricted share grants during 2015 and 2016 and the conversion of FOG units by a former senior employee during the third quarter of 2016, partially offset by the repurchase and cancellation of Class A shares and Fortress Operating Group units during the first quarter of 2016.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries decreased from $140.0 million to $103.1 million, a decrease of $36.8 million, primarily attributable to (i) a decrease of $21.0 million in the amount of consolidated net income allocable to the FOG units held by the principals and a former senior employee, (ii) an $11.5 million decrease resulting primarily from the dilution of non-controlling interests in Fortress Operating Group related to the delivery of restricted stock and the purchase of Fortress Operating Group units from a principal and (iii) a $4.3 million decrease in Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The $21.0 million decrease in the amount of consolidated net income allocable to the FOG units held by the principals and a former senior employee was primarily a result of a $40.2 million decrease in Fortress's shareholders' net income in Fortress Operating Group during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

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

For segment results of operations, the amounts not allocated to a segment consist primarily of interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

Distributable earnings is described in Note 11 to Part II, Item 8, "Financial Statements and Supplementary Data — Segment Reporting," which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

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

(iv)	for 2015, subtracting the gain on transfer of Graticule,

Expenses

(v)
adding or subtracting the employee profit sharing portion of (a) incentive income described in (i) above to match the timing of the expense with the revenue, (b) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (c) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(vi)
adding back equity-based compensation expense (including grants to employees of tandem options in the publicly traded permanent capital vehicles, grants to employees of equity interests in Fortress Funds and portfolio company investments, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)	for 2015, adding back the expense related to the transfer of interest in Graticule,

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 6 to our consolidated financial statements included in Item 8).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$93,816	$115,627	$136,110	$(21,811)	$(20,483)
Incentive Income	—	691	2,854	(691)	(2,163)
Segment revenues - total	$93,816	$116,318	$138,964	$(22,502)	$(22,646)
Pre-tax distributable earnings	$59,441	$72,146	$183,078	$(12,705)	$(110,932)

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable earnings decreased by $12.7 million primarily due to:

Revenues

Management fees were $93.8 million for the year ended December 31, 2016, a net decrease of $21.8 million, compared to $115.6 million for the year ended December 31, 2015. The decrease in management fees was attributable to decreases of (i) $14.5 million from Fund IV, Fund IV Coinvestment, FHIF, Fund V, Fund V Coinvestment and MSR Opportunities Funds I as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period and (ii) $9.9 million from Fund III and Fund III Coinvestment, which are no longer subject to management fees effective January 2016. These decreases were partially offset by an increase of $2.7 million primarily from Fortress Equity Partners and Italian NPL Opportunities Fund as a result of an increase in average AUM due to net capital contributed.

There was no incentive income for the year ended December 31, 2016 compared to $0.7 million of incentive income recognized for the year ended December 31, 2015. The incentive income earned during the year ended December 31, 2015 of $0.7 million was attributable to a realization event that occurred as a result of the liquidation of Fund II.

Expenses

Expenses were $35.4 million for the year ended December 31, 2016, a net decrease of $9.1 million, compared to $44.5 million for the year ended December 31, 2015. The decrease in expenses was primarily attributable to a net decrease of $9.2 million in general and administrative and corporate allocable expenses for the year ended December 31, 2016.

Net Investment Income

Net investment income was $1.0 million for the year ended December 31, 2016, a net increase of $0.7 million, compared to $0.3 million for the year ended December 31, 2015. The increase in net investment income was attributable to a $3.6 million increase in distributions from realization events primarily from Fund V. This increase was partially offset by (i) $1.5 million of net realized losses related to the sale of certain private equity investments for the year ended December 31, 2016 and (ii) a $1.3 million impairment of a certain private equity investment for the year ended December 31, 2016.

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

Incentive income was $0.7 million for the year ended December 31, 2015, a decrease of $2.2 million, compared to $2.9 million of incentive income recognized for the year ended December 31, 2014. During the year ended December 31, 2015, the incentive income earned was due to a realization event of $0.7 million that occurred as a result of the liquidation of Fund II. The incentive income earned during the year ended December 31, 2014 of $2.9 million was due to a $2.0 million reversal of Fund II clawback reserve, as well as $0.9 million in incentive income earned from a realization event in Fund II.

Expenses

Expenses were $44.5 million for the year ended December 31, 2015, a net decrease of $6.4 million, compared to $50.9 million for the year ended December 31, 2014. The net decrease of $6.4 million in expenses was primarily attributable to (i) a net decrease of $3.5 million in general and administrative and corporate allocable expenses for the year ended December 31, 2015 as compared to the prior period, (ii) a net decrease of $2.1 million in compensation and benefits expense for the year ended December 31, 2015 as compared to the prior period and (iii) a decrease of $0.8 million in profit sharing compensation expense.

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

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$110,239	$96,263	$69,360	$13,976	$26,903
Incentive Income	67,338	105,603	65,448	(38,265)	40,155
Segment revenues - total	$177,577	$201,866	$134,808	$(24,289)	$67,058
Pre-tax distributable earnings	$72,934	$104,529	$40,976	$(31,595)	$63,553

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable earnings decreased by $31.6 million primarily due to:

Revenues

Management fees were $110.2 million for the year ended December 31, 2016, an increase of $14.0 million, compared to $96.3 million for the year ended December 31, 2015. The increase in management fees was primarily attributable to increases of (i) $8.5 million from New Residential and New Media related to increases in average AUM as a result of equity raised during 2015 and 2016, (ii) $2.2 million from Eurocastle related to an increase in the average management fee rate earned and a net increase of average AUM as a result of equity raised in 2015, partially offset by share repurchases in 2016, (iii) $1.7 million related to a new management agreement as a result of the FTAI IPO in May 2015, partially offset by a decrease in average AUM due to losses and distributions in 2016 as fees are based on book equity, (iv) $1.1 million from New Senior related to a net increase in average AUM as a result of equity raised during 2015, partially offset by share repurchases in 2015 and 2016, and (v) $0.5 million from Blue Harbor as a result of an increase in the average management fee rate earned and an increase in the number of properties under management during 2016, as compared to the prior period.

Incentive income was $67.3 million for the year ended December 31, 2016, a net decrease of $38.3 million, compared to $105.6 million of incentive income recognized for the year ended December 31, 2015. The decrease in incentive income was primarily attributable to decreases of (i) $53.6 million in incentive income related to the exercise of our options and sale of resulting shares in New Residential, Drive Shack and New Senior, (ii) $19.5 million in incentive income related to New Media and (iii) $0.4 million in incentive income related to FTAI. These decreases were partially offset by increases of (i) $28.1 million in incentive income related to New Residential and (ii) $5.3 million in incentive income related to New Senior and Eurocastle.

Expenses

Expenses were $107.2 million for the year ended December 31, 2016, a net increase of $8.0 million, compared to $99.2 million for the year ended December 31, 2015. The increase in expenses was primarily attributable to increases of (i) $8.3 million in compensation and benefits expense, (ii) $4.5 million in profit sharing compensation expense and (iii) $2.5 million in general and administrative and corporate allocable expenses for the year ended December 31, 2016, as compared to the prior period. These increases were partially offset by a decrease of $7.2 million in accruals for Principal Performance Payments for the year ended December 31, 2016.

Net Investment Income

Net investment income was $2.6 million for the year ended December 31, 2016, a net increase of $0.8 million, compared to $1.8 million for the year ended December 31, 2015. The increase in net investment income was primarily attributable to an increase in dividends from our direct investments in the publicly traded permanent capital vehicles.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings increased by $63.6 million primarily due to:

Revenues

Management fees were $96.3 million for the year ended December 31, 2015, a net increase of $26.9 million, compared to $69.4 million for the year ended December 31, 2014. Management fees increased by $26.9 million primarily due to (i) a $13.8 million increase related to an increase in New Residential average AUM as a result of equity raised, (ii) a $12.4 million increase due to a new management agreement with New Senior which was spun off by Drive Shack in November 2014 as well as an increase in the New Senior average AUM as a result of equity raised, (iii) a $9.6 million increase due to an increase in AUM as a result of capital called from investors in WWTAI and a new management agreement as a result of the FTAI IPO, (iv) a $3.8 million increase due to an increase in New Media average AUM as a result of equity raised during 2015 and the end of 2014, (v) a $1.6 million increase in Blue Harbor management fees due to an increase in the number of properties managed by Blue Harbor. These increases were partially offset by (i) a decrease of $10.3 million in Drive Shack management fees primarily related to its decrease in AUM due to the spin-off of New Senior and (ii) a $4.0 million decrease in Eurocastle management fees primarily related to an amendment to its management agreement and changes to the foreign exchange rate.

Incentive income was $105.6 million for the year ended December 31, 2015, a net increase of $40.2 million, compared to $65.4 million of incentive income recognized for the year ended December 31, 2014. Incentive income increased by $40.2 million as a result of an increase of (i) $52.4 million related to the exercise of our options and sale of resulting shares in New Residential, (ii) $29.4 million related to New Media for the year ended December 31, 2015 and (iii) $2.9 million related to Eurocastle for the year ended December 31, 2015. These increases were partially offset by (i) a decrease of $41.7 million in incentive income related to New Residential for the year ended December 31, 2015 and (ii) a decrease of $3.4 million related to the exercise of our options and sale of resulting shares in Drive Shack.

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

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$149,860	$134,054	$113,825	$15,806	$20,229
Incentive Income	131,224	84,588	121,768	46,636	(37,180)
Segment revenues - total	$281,084	$218,642	$235,593	$62,442	$(16,951)
Pre-tax distributable earnings	$110,722	$84,934	$85,988	$25,788	$(1,054)

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable earnings increased by $25.8 million primarily due to:

Revenues

Management fees were $149.9 million for the year ended December 31, 2016, a net increase of $15.8 million, compared to $134.1 million for the year ended December 31, 2015. The increase in management fees was primarily attributable to increases of (i) $7.3 million related to the JP Funds, which Fortress was appointed investment manager in March 2016, (ii) $6.5 million related to the co-management of the Mount Kellett Funds, which began in July 2015, (iii) $2.6 million related to the Drawbridge Special Opportunities Funds due to an increase in average AUM and (iv) $0.8 million from the Fortress Japan Income Fund. These increases were partially offset by a decrease of $1.4 million in management fees primarily from the Worden Funds.

Incentive income, which is determined on a fund-by-fund basis, was $131.2 million for year ended December 31, 2016, a net increase of $46.6 million, compared to $84.6 million for the year ended December 31, 2015. The increase in incentive income was primarily attributable to increases of (i) $39.2 million in incentive income generated by the Drawbridge Special Opportunities Funds, (ii) $4.8 million in incentive income generated from other investments, (iii) $1.3 million in incentive income from one of the JP Funds and (iv) $1.4 million in incentive income primarily generated by the Fortress Japan Income Fund and the Worden Fund as a result of higher returns for the year ended December 31, 2016, as compared to the prior period. The increase of $39.2 million in incentive income from the Drawbridge Special Opportunities Funds was primarily attributable to an increase of $48.0 million in crystallized incentive income as a result of higher returns from non-RCA for the year ended December 31, 2016, as compared to the prior period, partially offset by a decrease of $8.8 million in RCA distributions.

Expenses

Expenses were $176.2 million for the year ended December 31, 2016, an increase of $40.4 million, compared to $135.8 million for the year ended December 31, 2015. The increase in expenses was attributable to increases of (i) $19.4 million in compensation and benefits expense related to the co-management of the Mount Kellett Funds and the management of the JP Funds, (ii) $14.5 million in profit sharing expense and $4.1 million in Principal Performance Payments related to the increase in incentive income as described above and (iii) $2.4 million in general and administrative and corporate allocable expenses for the year ended December 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $5.8 million for the year ended December 31, 2016, a net increase of $3.7 million, compared to $2.1 million for the year ended December 31, 2015. The increase in net investment income was primarily related to increases of (i) $2.9 million in earnings from our investments in our credit hedge funds and (ii) $0.7 million in net investment income generated from other investments for the year ended December 31, 2016, as compared to the prior period.

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

Incentive income, which is determined on a fund-by-fund basis, was $84.6 million for the year ended December 31, 2015, a net decrease of $37.2 million, compared to $121.8 million for the year ended December 31, 2014. Incentive income decreased by $37.2 million primarily due to decreases of $39.5 million and $2.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to lower returns for the year ended December 31, 2015 as compared to the prior period. These decreases were partially offset by (i) a $4.5 million increase in incentive income from other investments and (ii) $0.4 million in incentive income from Fortress Japan Income Fund for the year ended December 31, 2015.

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

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$125,648	$117,740	$96,715	$7,908	$21,025
Incentive Income	240,938	244,308	254,461	(3,370)	(10,153)
Segment revenues - total	$366,586	$362,048	$351,176	$4,538	$10,872
Pre-tax distributable earnings	$127,070	$139,327	$121,669	$(12,257)	$17,658

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable earnings decreased by $12.3 million primarily due to:

Revenues

Management fees were $125.6 million for the year ended December 31, 2016, a net increase of $7.9 million, compared to $117.7 million for the year ended December 31, 2015. The increase in management fees was primarily attributable to increases of (i) $10.2 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2015 and thereafter, (ii) $8.2 million related to Japan Opportunity Funds III as a result of additional AUM raised for which fees were based on capital commitments of the fund and (iii) $4.5 million related to Global Opportunities Fund II, which began earning fees in July 2015. These increases were partially offset by decreases of (i) $11.8 million primarily related to Credit Opportunities Funds I, II and III and related managed accounts and Japan Opportunity Funds I and II as a result of a decrease in average AUM due to net capital distributed and (ii) $3.3 million primarily related to Real Estate Opportunities Funds I and II.

Incentive income was $240.9 million for the year ended December 31, 2016, a net decrease of $3.4 million, compared to $244.3 million for the year ended December 31, 2015. The decrease in incentive income is primarily attributable to decreases of (i) $46.1 million in incentive income received from the Credit Opportunities Funds and its related managed accounts and (ii) $1.2 million in incentive income received primarily from Long Dated Value Fund III. These decreases were partially offset by increases of (i) $29.4 million in incentive income received from Japan Opportunity Funds I and II, (ii) $11.0 million in incentive income received from Real Estate Opportunities Funds I and II and Real Estate Opportunities REOC Fund and (iii) $3.6 million in incentive income received from Real Assets Fund.

Expenses

Expenses were $259.3 million for the year ended December 31, 2016, a net increase of $15.9 million, compared to $243.4 million for the year ended December 31, 2015. The increase in expenses was attributable to increases of (i) $13.7 million in compensation and benefits expense, (ii) $4.4 million in general and administrative and corporate allocable expenses and (iii) $0.7 million in profit sharing compensation expense for the year ended December 31, 2016, as compared to the prior period. These increases were partially offset by a decrease of $2.9 million in accruals for Principal Performance Payments for the year ended December 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income was $19.8 million for the year ended December 31, 2016, a net decrease of $0.9 million, compared to $20.7 million for the year ended December 31, 2015. The decrease in net investment income is primarily attributable to a net $0.9 million decrease in net interest income for the year ended December 31, 2016, as compared to the prior period.

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

Incentive income was $244.3 million for the year ended December 31, 2015, a net decrease of $10.2 million, compared to $254.5 million for the year ended December 31, 2014. Incentive income decreased by $10.2 million primarily due to decreases of $36.4 million, $5.4 million, $1.4 million, $1.3 million and $0.7 million in incentive income generated by the Japan Opportunity Fund I, Net Lease Fund, Real Estate Opportunities Fund, Long Dated Value Funds and Global Opportunities Fund, respectively. These decreases were partially offset by increases of $20.1 million, $13.1 million and $1.9 million in incentive income generated by Credit Opportunities Funds and its related managed accounts, Japan Opportunity Fund II and Real Assets Fund, respectively.

Expenses

Expenses were $243.4 million for the year ended December 31, 2015, a net increase of $1.0 million, compared to $242.4 million for the year ended December 31, 2014. The increase of $1.0 million in expenses was primarily attributable to (i) a net increase of $4.6 million in compensation and benefits expense as a result of an increase in headcount, for the year ended December 31, 2015, as compared to the prior period, (ii) an increase of $4.3 million in accruals for Principal Performance Payments and (iii) an increase of $2.4 million in general and administrative expenses and certain corporate allocable expenses. These increases were offset by a decrease of $10.3 million in profit sharing compensation expenses related to the decrease of incentive income as described above.

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

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$14,275	$64,208	$137,908	$(49,933)	$(73,700)
Incentive Income	1,035	912	16,067	123	(15,155)
Segment revenues - total	$15,310	$65,120	$153,975	$(49,810)	$(88,855)
Pre-tax distributable earnings (loss)	$(1,696)	$(3,410)	$22,371	$1,714	$(25,781)

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable loss decreased by $1.7 million primarily due to:

Revenues

Management fees were $14.3 million for the year ended December 31, 2016, a decrease of $49.9 million, compared to $64.2 million for the year ended December 31, 2015. The decrease in management fees was primarily attributable to decreases of (i) $33.3 million from the Fortress Macro Funds and its related managed accounts, which closed during the fourth quarter of 2015, (ii) $8.3 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (iii) $6.6 million from Fortress Partners Funds and Drawbridge Global Macro Funds primarily as a result of a decrease in average AUM, (iv) $1.5 million primarily related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and (v) $0.4 million in management fees related to Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016.

Incentive income, which is determined on a fund-by-fund basis, was $1.0 million for the year ended December 31, 2016, a net increase of $0.1 million, compared to $0.9 million for the year ended December 31, 2015. The increase in incentive income was attributable to an increase of $0.9 million in incentive income primarily related to the Fortress Partners Funds. This increase was partially offset by a decrease of $0.7 million in incentive income related to Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

Expenses

Expenses were $29.4 million for the year ended December 31, 2016, a net decrease of $55.1 million, compared to $84.5 million for the year ended December 31, 2015. The decrease in expenses was primarily attributable to decreases of (i) $35.2 million in general and administrative and corporate allocable expenses primarily related to an impairment of $18.2 million of certain software and technology-related assets for the year ended December 31, 2015 and as a result of the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015 and (ii) $19.5 million and $0.5 million in compensation and benefits and profit sharing expense, respectively, primarily due to the closing of the Fortress Macro Funds and related managed accounts during the fourth quarter of 2015 and a decrease in operating results of our liquid hedge fund business for the year ended December 31, 2016, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $14.7 million for the year ended December 31, 2016, an increase of $6.1 million, compared to $8.6 million for the year ended December 31, 2015. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the year ended December 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $(2.3) million for the year ended December 31, 2016, a net decrease of $9.7 million, compared to $7.4 million for the year ended December 31, 2015. The decrease in net investment income is primarily attributable to decreases of (i) $13.1 million in distribution of earnings related to realization events in special investments in our liquid hedge funds and (ii) $4.2 million in earnings from our investments in our liquid hedge funds for the year ended December 31, 2016, as compared to the prior period. These decreases were partially offset by (i) a $4.1 million decrease in impairment charges with respect to our special investments in our liquid hedge funds, (ii) a $1.7 million gain recognized from the sale of certain software and technology-related assets during the year ended December 31, 2016, as compared to the prior period and (iii) a $1.4 million impairment on Fortress's holdings of digital currency recorded during the year ended December 31, 2015.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Pre-tax distributable earnings decreased by $25.8 million primarily due to:

Revenues

Management fees were $64.2 million for the year ended December 31, 2015, a net decrease of $73.7 million, compared to $137.9 million for the year ended December 31, 2014. Management fees decreased by $73.7 million primarily due to a decrease of (i) $58.0 million from the Fortress Asia Macro Funds (including related managed accounts) as a result of the transfer to Graticule in January 2015, (ii) $28.6 million due to a decrease in average AUM primarily as a result of redemptions and the closing of the Fortress Macro Funds and its related managed accounts, which closed during the fourth quarter of 2015 and (iii) $5.5 million primarily related to the Fortress Partners Funds due to a decrease in average AUM. These decreases were partially offset by an increase of (i) $16.3 million in fees related to our Affiliated Manager and (ii) $2.2 million in management fees primarily related to the Fortress Centaurus Global Funds and Fortress Convex Asia Funds.

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

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager were $8.6 million for the year ended December 31, 2015, related to our interests in Affiliated Manager which commenced during January 2015.

Net Investment Income

Net investment income (loss) was $7.4 million for the year ended December 31, 2015, an increase of $8.9 million, compared to $(1.5) million for the year ended December 31, 2014. Net investment income increased by $8.9 million primarily due to (i) an increase of $6.6 million in distribution of earnings from realization events in special investments in our liquid hedge funds, primarily Fortress Partners Funds, for the year ended December 31, 2015, as compared to the prior period, (ii) a $4.3 million decrease in the impairment on Fortress’s holdings of digital currencies for the year ended December 31, 2015, as compared to the prior period and (iii) a $1.8 million net decrease in losses from our liquid hedge funds for the year ended December 31, 2015, as compared to the prior period. The increase in net investment income was partially offset by a $3.6 million increase in impairment charges with respect to our special investments in our liquid hedge funds.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Segment revenues
Management Fees	$57,141	$53,995	$46,996	$3,146	$6,999
Incentive Income	537	211	106	326	105
Segment revenues - total	$57,678	$54,206	$47,102	$3,472	$7,104
Pre-tax distributable earnings (loss)	$4,033	$(2,120)	$(5,267)	$6,153	$3,147

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable earnings increased by $6.2 million primarily due to:

Revenues

Management fees were $57.1 million for the year ended December 31, 2016, a net increase of $3.1 million, compared to $54.0 million for the year ended December 31, 2015. The increase in management fees is primarily attributed to a net increase in average AUM and an increase in the average management fee rate earned by Logan Circle for the year ended December 31, 2016, as compared to the prior period.

Incentive income was $0.5 million for the year ended December 31, 2016, a net increase of $0.3 million, compared to $0.2 million for the year ended December 31, 2015. This increase in incentive income was primarily attributable to increased returns for a certain fund.

Expenses

Expenses were $53.9 million for the year ended December 31, 2016, a net decrease of $1.5 million, compared to $55.4 million for the year ended December 31, 2015. The decrease in expenses was attributable to a $2.3 million decrease in general and administrative and corporate allocable expenses, partially offset by a $0.8 million increase in compensation and benefits expense for the year ended December 31, 2016, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.3 million for the year ended December 31, 2016, a net increase of $1.3 million, compared to net investment loss of $(1.0) million for the year ended December 31, 2015. Net investment income increased primarily as a result of (i) a $0.8 million increase in earnings from our investments in certain Logan Circle funds for the year ended December 31, 2016, as compared to the prior period and (ii) $0.5 million in losses on investments sold for the year ended December 31, 2015.

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

Unallocated

	Year Ended December 31,			Variance
	2016	2015	2014	2016/2015	2015/2014
Pre-tax distributable earnings (loss)	$(10,167)	$(4,581)	$(2,757)	$(5,586)	$(1,824)

The amounts not allocated to a segment consist primarily of interest expense, foreign currency transactions and interest income.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

Pre-tax distributable loss increased by $5.6 million, primarily due to an increase of $6.2 million in interest expense related to the issuance of a promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and partially offset by a decrease of $0.6 million primarily related to foreign currency transaction losses for the year ended December 31, 2016, as compared to the prior period.

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

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2016:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$5,185	$—	$5,185	N/A
Fund IV and Fund IV Coinvestment	70,472	21,719	48,753	N/A
Fund V and Fund V Coinvestment	137,868	4	137,864	N/A
Long Dated Value Funds	10,504	273	10,231	N/A
Real Assets Fund	808	—	808	N/A
Credit Opportunities Funds	115,086	63,695	51,391	N/A
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	30,222	12,838	17,402	$(18)
Real Estate Opportunities Funds	12,865	9,590	3,275	N/A
Secured Lending Fund I	60	60	N/A	N/A
MSR Opportunities Funds	2,295	1,776	519	N/A
Italian NPL Opportunities Fund	4,826	3,198	1,628	N/A
Other Funds (combined)
Private investment #1	266,603	207,348	59,255	N/A
Private investment #2	41,622	553	41,069	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	1,841	78	1,763	N/A
Drive Shack (NYSE: DS)	650	60	590	N/A
New Residential (NYSE: NRZ)	8,152	413	7,739	N/A
New Media (NYSE: NEWM)	1,197	54	1,143	N/A
New Senior (NYSE: SNR)	1,692	229	1,463	N/A
FTAI (NYSE: FTAI) (D)	5,380	6,283	N/A	(903)
Other
Hedge fund sidepocket investments	28,118	15,287	13,635	(804)
Direct investments- Other	53,816	22,336	31,516	(36)
Total	$799,262	$365,794	$435,229	$(1,761)

(A)	Represents the net asset value ("NAV") of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments recorded for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $4.6 million as of December 31, 2016.

Sensitivity
For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2016, amounts due from our funds included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent 6% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of December 31, 2016, we also had past due amounts of $12.2 million in management fees and $6.6 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $397.1 million as of December 31, 2016, our available draws under our credit facility of $167.3 million as of December 31, 2016 and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of December 31, 2016, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under "— Contractual Obligations" below.

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

Our outstanding capital commitments as of December 31, 2016 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/ Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66

Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund	6,365

Credit PE Funds
Credit Opportunities Fund	4,403
Credit Opportunities Fund II	1,998
Credit Opportunities Fund III	3,884
FCO Managed Accounts	11,245
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	59
Real Assets Fund	11,068
Japan Opportunity Fund	4,472
Japan Opportunity Fund II	17,281
Global Opportunities Fund	675
Real Estate Opportunities Fund	627
Real Estate Opportunities REOC Fund	58

Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts	28,929
Credit Opportunities Fund IV	4,068
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund II	8,787
Japan Opportunity Fund III	8,219
Global Opportunities Fund II	2,781
CFT Co-invest Fund	218
Secured Lending Fund I	440

Other	1,800
Total	$143,021

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

Year Ending December 31,
2017	$17,864
2018	25,630
2019	24,872
2020	24,614
2021	23,685
Thereafter	245,510
Total	$362,175

Debt Obligations

As of December 31, 2016, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

In November 2015, Fortress purchased 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million, from Michael Novogratz, a principal, officer and director of Fortress who retired effective January 2016. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount was repaid in November 2016 and the remainder matures in November 2017.

The following table presents information regarding our debt obligations:

			Contractual	Final	December 31, 2016
	Face Amount and Carrying Value		Interest	Stated	Amount
Debt Obligation	December 31, 2016	December 31, 2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$105,000	$75,000	LIBOR+1.75% (C)	Jan 2021	$167,332
Promissory note (D)	77,838	155,677	5.00%	Nov 2017	N/A
Total	$182,838	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of December 31, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

During the year ended December 31, 2016, the average face amount of our outstanding debt was approximately $237.9 million and the highest face amount outstanding at one time during this period was $330.7 million.

In connection with our proposed Merger, Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of December 31, 2016, the outstanding balance was approximately $593.8 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of December 31, 2016.

	December 31, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,144	(A)
Consolidated Leverage Ratio	≤	2.50	0.58	(B)
Consolidated Interest Coverage Ratio	≥	4.00	30.20	(B)

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

December 31, 2016
(in millions)
Outstanding debt	$182.8
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$185.5

Year Ended December 31, 2016
(in millions)
Fortress Investment Group LLC net income	$180.6
Depreciation and amortization, interest expense and income taxes	61.7
Extraordinary or non-recurring gains and losses	(0.2)
Incentive Income Adjustment	24.3
Other Income Adjustment	16.2
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	30.9
Non-controlling interest and tax receivable agreement adjustments	6.8
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	—
Consolidated Fortress Fund adjustment	—
Consolidated EBITDA	$320.3
Interest charges	$10.6

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

2016

On February 27, 2017, Fortress declared a base quarterly cash dividend of $0.09 per Class A share for the fourth quarter of 2016. This dividend is payable on March 21, 2017 to holders of record of Class A shares on March 15, 2017.

On November 2, 2016, Fortress declared a base quarterly dividend of $0.09 per Class A share for the third quarter of 2016. The dividend was paid on November 18, 2016 to holders of record of Class A shares on November 14, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.2 million.

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

During the year ended December 31, 2016, Fortress Operating Group declared and paid distributions of $103.8 million to the principals and a former senior employee.

2015

On February 24, 2016 Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the fourth quarter of 2015. This dividend was paid on March 21, 2016 to holders of record of Class A shares on March 16, 2016. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.0 million.

On October 28, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the third quarter of 2015. The dividend was paid on November 13, 2015 to holders of record of Class A shares on November 10, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On July 29, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the second quarter of 2015. The dividend was paid on August 14, 2015 to holders of record of Class A shares on August 11, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

On May 6, 2015, Fortress declared a base quarterly cash dividend of $0.08 per Class A share for the first quarter of 2015. The dividend was paid on May 21, 2015 to holders of record of Class A shares on May 18, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $18.2 million.

During the year ended December 31, 2015, Fortress Operating Group declared distributions of $182.0 million to the principals and a former senior employee.

2014

On February 26, 2015 Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.30 per share resulting in total dividends of $0.38 for the fourth quarter of 2014. This dividend was paid on March 17, 2015 to holders of record of our Class A shares on March 12, 2015. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $86.4 million.

On October 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share. The dividend was paid on November 17, 2014 to holders of record of Class A shares on November 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $17.2 million.

On July 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.18 per Class A share resulting in total dividends of $0.26 per Class A share for the second quarter of 2014. The dividend was paid on August 15, 2014 to holders of record of Class A shares on August 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $56.0 million.

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend was paid on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $17.2 million.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $255.1 million, $243.1 million and $267.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Activities — Comparative — 2016 vs. 2015

Our net cash flow provided by (used in) operating activities are generally comprised of the collection of management fees from the funds we co-manage, the collection of incentive income from our permanent capital vehicles, private equity funds and credit PE funds (whether recognized as revenue in the current period or deferred to future periods), payments for compensation and benefits (including profit sharing and Principals' Compensation), general and administrative expenses, interest expense and income taxes. Additionally, net cash provided by (used in) operations includes the activities of the investment funds we consolidate. Such cash flows are of the consolidated funds and do not directly impact the cash flow related to our Class A shareholders.

The increase in net cash from operating activities in 2016 was primarily due to a $31.6 million decrease in amounts paid for compensation and benefits and a $70.2 million decrease in cash paid for general and administrative expenses. Also contributing was an increase of $24.9 million provided by the investment funds we consolidate and an increase in net collections of receivables from and payables to affiliates of $18.3 million. The increase in net cash provided by operating activities was partially offset by decreases in cash received for incentive income of $93.3 million (which includes the repayment in the first quarter of 2016 of our clawback obligation to Fund III related to prior incentive income distributions received), a $7.4 million decrease of management fees received from the funds we manage or co-manage, a $16.4 million decrease in distributions of earnings from equity method investees, an increase in cash paid for interest of $7.5 million and an increase in cash paid for taxes of $8.3 million.

Operating Activities — Comparative - 2015 vs. 2014

Cash received for affiliate and non-affiliate management fees decreased by $8.6 million in 2015 from 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2014 to 2015 (private equity funds decreased by $1.1 billion, permanent capital vehicles increased by $1.9 billion, credit hedge funds increased by $1.3 billion, credit PE funds increased by $1.0 billion, liquid hedge funds (excluding Graticule) decreased by $4.5 billion and Logan Circle increased by $3.9 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses.

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

Cash paid for compensation decreased by $32.6 million from the year ended December 31, 2014 to December 31, 2015. Bonuses and profit sharing payments are generally paid in the first quarter of the year following the year in which they are earned, so the amounts paid in 2015 and 2014 primarily related to bonuses and profit sharing earned in 2014 and 2013, respectively.

Cash paid for taxes increased by $6.6 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Cash collected, net of cash distributed, from affiliates decreased by $16.8 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Net cash used in operating activities by consolidated funds decreased by $15.6 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Investing Activities

Our net cash flow provided by (used in) investing activities was $194.0 million, $238.6 million and $361.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(18.6) million, $(33.9) million and $(36.1) million during the years ended December 31, 2016, 2015 and 2014, respectively, (ii) distributions of capital from equity method investees of $210.5 million, $235.3 million and $379.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, (iii) purchases of fixed assets of $(17.4) million, $(31.6) million and $(12.4) million during the years ended December 31, 2016, 2015 and 2014, respectively, (iv) funding of and subsequent receipt of proceeds from a loan receivable of $(25.0) million and $25.0 million, respectively, during the year ended December 31, 2016, (v) proceeds from loan receivable from a deconsolidated fund of $25.9 million during the year ended December 31, 2016, (vi) proceeds of $1.2 million from the sale of direct investments during the year ended December 31, 2016, (vii) $(7.6) million and $(12.0) million related to the existing cash balance of the consolidated funds on the dates we deconsolidated those funds during the years ended December 31, 2016 and 2014, respectively, (viii) the purchase of $(0.9) million and $(16.7) million of securities during the years ended December 31, 2015 and 2014, respectively, (ix) proceeds of $18.1 million and $84.9 million from the sale of securities during the years ended December 31, 2015 and 2014, respectively, (x) proceeds of $51.5 million from the exercise of options during the year ended December 31, 2015 and (xi) the purchase of $(26.0) million of software and technology related assets during the year ended December 31, 2014.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(391.9) million, $(532.9) million and $(602.7) million during the years ended December 31, 2016, 2015 and 2014, respectively. Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(111.6) million, $(174.3) million and $(141.9) million during the years ended December 31, 2016, 2015 and 2014, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(99.5) million, $(112.5) million and $(103.6) million during the years ended December 31, 2016, 2015 and 2014, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $14.7 million, $1.3 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, (iv) dividend and dividend equivalent payments of $(103.4) million, $(140.8) million and $(105.9) million, during the years ended December 31, 2016, 2015 and 2014, respectively, (v) borrowing of $175.0 million and $125.0 million during the years ended December 31, 2016 and 2014, respectively, (vi) debt repayment of $(222.8) million and $(50.0) million during the years ended December 31, 2016 and 2014, respectively, in addition to payments for deferred financing costs of $(3.5) million for the year ended December 31, 2016, (vii) payments related to the repurchase 60,568,275 Class A shares from Nomura of $(10.6) million, (9.7) million and $(363.4) million during the years ended December 31, 2016, 2015 and 2014, respectively, (viii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the year ended December 31, 2016, (ix) withholding tax paid on behalf of employees with respect to the delivery of RSUs of $(6.7) million and $(3.6) million during the years ended December 31, 2016 and 2014, respectively, (x) payments of $(100.0) million to purchase 56,817,035 Fortress Operating Group units and corresponding Class B shares from one principal during the year ended December 31, 2015 and the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals during the year ended December 31, 2014, (xi) excess tax benefits from delivery of RSUs of $4.8 million and $3.5 million during the years ended December 31, 2015 and 2014, respectively and (xii) capital (distributions) contributions relating to redeemable non-controlling interests of $(1.7) million and $36.3 million during the years ended December 31, 2015 and 2014, respectively.

Critical Accounting Policies

General

Consolidation

The determination of whether or not to consolidate entities under GAAP requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of 1) whether Fortress has a variable interest in the entity, 2) whether the entity is a variable interest entity ("VIE"), and 3) whether Fortress consolidates the entity.

When determining whether Fortress has a variable interest in entities it evaluates for consolidation, Fortress considers interests in the entities and fees it receives to act as a decision maker or service provider to the entity being evaluated. If Fortress determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as Fortress would not be required to consolidate the entity. Fees received by Fortress are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm's length and (iii) Fortress's other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity's losses or receive more than an insignificant amount of the entity's benefits. If fees paid to Fortress were determined to be a variable interest, it could result in Fortress being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

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

As of December 31, 2016 and 2015, the investment vehicles in which Fortress held a variable interest were comprised of 53 VIEs and 85 voting interest entities and 67 VIEs and 95 voting interest entities, respectively. For additional discussion about our VIEs and other unconsolidated entities see Note 4 to Part II, Item 8, "Financial Statements and Supplementary Data — Investments and Fair Value."

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 3 to Part II, Item 8, "Financial Statements and Supplementary Data — Management Agreements and Fortress Funds."

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

Credit PE Funds

Investments held within our credit PE funds are valued in a consistent manner with either the private equity funds or credit hedge funds, as applicable depending on the nature of the investment.

Liquid Hedge Funds

With the exception of investments in other funds, investments held within our liquid hedge funds are valued in a consistent manner with either the private equity funds or credit hedge funds as applicable depending on the nature of the investment.

Investments in other funds are valued primarily based on the net asset values provided by the fund managers of those funds.

Traditional Asset Management Business

Investments made within this business are valued in a consistent manner with our funds' policies as described above.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2016. As of December 31, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

Basis for Determining Fair Value	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Total Fund Holdings
1. Quoted market prices	0%	1%	5%	8%	2%
2. Other observable market parameters	27%	6%	6%	1%	13%
3. Significant unobservable market parameters (A)	73%	93%	89%	91%	85%
Total	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 96% and 71% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)
The level 3 investments in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Fortress Partners Funds and Drawbridge Global Macro Funds. Liquid hedge funds excludes the Affiliated Manager.

As of December 31, 2016, $7.5 billion of investments in our private equity funds, $10.3 billion of investments in our credit hedge funds, $10.5 billion of investments in our credit PE funds and $0.1 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2016, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$1.5 million or ($1.6 million) (A)	$18.3 million or ($18.3 million)	$0.2 million or ($1.6 million) (A)	less than $0.1 million or less than ($0.1 million)
Incentive income	N/A (B)	$93.9 million or ($88.0 million)	N/A (B)	N/A (B)
Earnings from equity method investees	$40.0 million or ($40.0 million)	$8.4 million or ($8.4 million)	$14.1 million or ($14.1 million)	$0.2 million or ($0.2 million)

The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2016, $2.5 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2016 is the current reset date.

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

2012	$80.9
2013	90.7
2014	150.9
2015	124.7
2016: Estimated	150.3
2017 - 2024: Average Required	$77.4

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 6 to our financial statements in Part II, Item 8, "Financial Statements and Supplementary Data — Income Taxes and Tax Related Payments." Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part I, Item 1A, "Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 8 to Part II, Item 8, "Financial Statements and Supplementary Data — Equity-Based and Other Compensation." The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several areas of accounting for share-based compensation arrangements and is effective for Fortress beginning January 1, 2017. The standard will no longer require maintaining and tracking an "APIC pool". Rather, all excess tax benefits ("windfalls") and tax deficiencies ("shortfalls"), including tax benefits of dividends on share-based payment arrangements, will be recognized as income tax expense or benefit in the income statement. This amendment is required to be adopted on a prospective basis. ASU 2016-09 also requires that excess tax benefits be classified as operating activities in the statement of cash flows whereas previously they were classified as a financing activities. This amendment can be adopted on a retrospective of prospective basis. Fortress will adopt this amendment on a prospective basis. ASU 2016-09 also allows employers to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting. This guidance is required to be adopted on a modified retrospective transition method and is not expected to have a material impact on Fortress’s consolidated financial statements. Additionally, given diversity in practice, the guidance requires cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows, which is consistent with Fortress’s current accounting practice. As such, this amendment, which is required to be adopted on a retrospective basis, is not expected to have a material impact on Fortress’s consolidated financial statements. The standard also requires a policy election to account for forfeitures as they occur or to continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that an employee will fulfill the service obligation. Fortress has determined that it will adopt a policy to account for forfeitures as they occur. This is required to be adopted using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period of adoption, which Fortress currently estimates will result in a decrease in retained earnings (accumulated deficit) of $1.1 million and an increase in paid-in capital of $1.1 million as of January 1, 2017, resulting in no net impact on total equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. ASU 2016-02 is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of ASU 2016-02 for its operating leases and expects it will result in an increase in Fortress's total assets and total liabilities.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016. This standard was subsequently updated by ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Fortress currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved. Whereas ASU 2014-09 requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of ASU 2014-09 may require Fortress to recognize incentive income earlier than as prescribed under current guidance.

The FASB has recently issued or discussed a number of proposed standards. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk'' and "— Critical Accounting Policies — Valuation of Investments" above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 10 to Part II, Item 8 "Financial Statements and Supplementary Data" for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2016, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Operating lease obligations (A)	$362,175	$17,864	$50,502	$48,299	$245,510
Debt obligations payable (B)	198,778	84,409	6,167	108,202	—
Deferred incentive income - intrinsic clawback (C)	—	—	—	—	—
Service contracts and other	34,718	26,004	8,713	1	—
Tax receivable agreement obligations (D)	244,325	27,729	56,678	63,032	96,886
Capital commitments to Fortress Funds (E)	143,021	143,021	—	—	—
Total	$983,017	$299,027	$122,060	$219,534	$342,396

(A)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.

(B)
Includes interest and commitment fees to be paid over the maturity of the debt obligation which has been calculated assuming no repayments are made and the debt is held until its contractual due date. The future interest payments are calculated using effective rates as of the reporting date.

(C)
Incentive income received from private equity funds and credit PE funds may be subject to contingent repayment or clawback upon termination of each fund, depending on the overall performance of each fund. The amounts presented herein, if any, represent the amount of clawback that would be due based on a liquidation of the fund at its net recorded asset value as of the reporting date, which we refer to as intrinsic clawback. As of December 31, 2016, no intrinsic clawback obligation exists for any of the Fortress Funds. Based on the accounting method we have adopted, which requires us to record incentive income revenue only when all related contingencies are resolved, the amounts accrued as a deferred incentive income liability on our balance sheet exceed the intrinsic clawback.

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

In the fourth quarter of 2016, we executed new employment agreements with our principals which create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the employment agreements which were effective through December 31, 2016. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material. Fortress customarily does not charge management or incentive fees on personal investments by employees, including principals, in its managed funds and accounts. In order to facilitate investments by the Fortress principals in our managed funds, the Fortress Board of Directors has agreed that such fees may not be charged on principals' investments after the termination of their employment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2016, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the "bottom up" and from the "‘top down" with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of December 31, 2016 (in thousands):

Assets:
Investments	$880,001
Investments in options	$53,206

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2016, approximately 33% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2016 would increase or decrease undistributed incentive income by $310.1 million or $(267.1) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on December 31, 2016 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a "high water mark" (minimum future return to recover the loss to the investors) for our funds' performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2016 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees	Management Fees (B)	Incentive Income		Investment Income (F)
Private Equity
Funds (C)	$4.6	$ N/A	(D)	$52.9	$4.6	$ N/A	(D)	$ N/A
Permanent capital vehicles (E)	0.7	—		N/A	0.7	—		N/A
Credit
Hedge Funds	13.3	102.3		5.9	13.3	102.3		4.4
PE Funds	0.7	N/A	(D)	17.2	0.7	N/A	(D)	N/A
Liquid Hedge Funds	0.1	N/A	(D)	0.3	0.1	N/A	(D)	N/A
Total	$19.4	$102.3		$76.3	$19.4	$102.3		$4.4

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees	Management Fees (B)	Incentive Income		Investment Income (F)
Private Equity
Funds (C)	$(4.6)	$ N/A	(D)	$(52.9)	$(4.6)	$ N/A	(D)	$ N/A
Permanent capital vehicles (E)	(0.7)	—		N/A	(0.7)	—		N/A
Credit
Hedge Funds	(13.3)	(95.5)		(5.9)	(13.3)	(95.5)		(4.4)
PE Funds	(2.2)	N/A	(D)	(17.2)	(2.2)	N/A	(D)	N/A
Liquid Hedge Funds	(0.1)	N/A	(D)	0.3	(0.1)	N/A	(D)	N/A
Total	$(20.9)	$(95.5)		$(75.7)	$(20.9)	$(95.5)		$(4.4)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

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

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of December 31, 2016, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	39%
Financial Services and Assets	36%
Senior Living	11%
Real Estate	10%
Other	4%
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

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $25.0 million or $(21.0) million, respectively, and compensation and benefits expense would increase by $2.3 million or decrease by $1.8 million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings. However, a reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2016, we estimate that interest expense relating to variable rate debt obligations payable would increase by $1.1 million on an annual basis in the event interest rates (LIBOR) were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of December 31, 2016, we had a $43.6 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $4.0 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $4.8 million.

As of December 31, 2016, we have $72.0 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $6.5 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $8.0 million.

As of December 31, 2016, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized gain position of $14.1 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would increase by $21.3 million (resulting in a net unrealized gain position of $35.4 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would decrease by $25.2 million (resulting in a net unrealized loss position of $11.1 million).

In addition, we hold $42.0 million of foreign denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of December 31, 2016.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

All other supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Fortress Investment Group LLC and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fortress Investment Group LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of Fortress Investment Group LLC and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2017

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$397,125	$339,842
Due from affiliates	320,633	273,811
Investments	880,001	1,055,789
Investments in options	53,206	30,427
Deferred tax asset, net	424,244	427,102
Other assets	126,165	148,310
Total Assets	$2,201,374	$2,275,281

Liabilities and Equity
Accrued compensation and benefits	$370,413	$318,750
Due to affiliates	360,769	365,218
Deferred incentive income	330,354	332,329
Debt obligations payable	182,838	230,677
Other liabilities	69,255	86,503
Total Liabilities	1,313,629	1,333,477

Commitments and Contingencies

Redeemable Non-controlling Interests	—	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 216,891,601
and 216,790,409 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,207,335
and 169,514,478 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Paid-in capital	1,899,163	1,988,707
Retained earnings (accumulated deficit)	(1,333,828)	(1,415,113)
Accumulated other comprehensive income (loss)	(1,094)	(2,909)
Total Fortress shareholders' equity	564,241	570,685
Principals' and others' interests in equity of consolidated subsidiaries	323,504	371,119
Total Equity	887,745	941,804
Total Liabilities, Redeemable Non-controlling Interests and Equity	$2,201,374	$2,275,281

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Management fees: affiliates	$497,738	$547,109	$539,600
Management fees: non-affiliates	56,542	59,480	68,948
Incentive income: affiliates	310,860	345,052	362,578
Incentive income: non-affiliates	41,742	813	1,734
Expense reimbursements: affiliates	223,177	237,158	213,048
Expense reimbursements: non-affiliates	5,407	11,005	13,429
Other revenues (affiliate portion disclosed in Note 7)	28,340	13,239	6,243
Total Revenues	1,163,806	1,213,856	1,205,580

Expenses
Compensation and benefits	773,670	743,862	795,361
General, administrative and other	143,468	164,194	173,113
Depreciation and amortization (see Note 1)	22,729	39,243	19,829
Interest expense	10,694	4,579	3,443
Transfer of interest in Graticule (see Note 1)	—	101,000	—
Total Expenses	950,561	1,052,878	991,746

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	23,823	(18,919)	(11,757)
Tax receivable agreement liability adjustment	(7,223)	(6,141)	(33,116)
Earnings (losses) from equity method investees	(20,889)	(32,915)	78,199
Gain on transfer of Graticule (see Note 1)	—	134,400	—
Total Other Income (Loss)	(4,289)	76,425	33,326

Income (Loss) Before Income Taxes	208,956	237,403	247,160
Income tax benefit (expense)	(28,314)	(55,788)	(6,947)
Net Income (Loss)	$180,642	$181,615	$240,213

Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$86,200	$103,129	$139,956
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	(709)
Net Income (Loss) Attributable to Class A Shareholders	94,442	78,492	100,966
	$180,642	$181,615	$240,213
Dividends declared per Class A share	$0.46	$0.62	$0.50

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.42	$0.35	$0.47
Net income (loss) per Class A share, diluted	$0.38	$0.28	$0.43
Weighted average number of Class A shares outstanding, basic	217,914,753	216,503,554	210,303,241
Weighted average number of Class A shares outstanding, diluted	390,345,532	442,686,774	455,154,136

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income (loss) (net of tax)
Net income (loss)	$180,642	$181,615	$240,213
Foreign currency translation income (loss)	4,381	(123)	(2,467)
Comprehensive income (loss) from equity method investees	(200)	—	—
Total comprehensive income (loss)	$184,823	$181,492	$237,746
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals' and others' interests	$88,558	$102,853	$138,414
Comprehensive income (loss) attributable to redeemable non-controlling interests	—	(6)	(709)
Comprehensive income (loss) attributable to Class A shareholders	96,265	78,645	100,041
	$184,823	$181,492	$237,746

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$1,614,905
Contributions from principals' and others' interests in equity	—	—	—	—	—	—	—	125,497	125,497
Distributions to principals' and others' interests in equity (net of tax)	—	—	—	—	—	—	—	(248,932)	(248,932)
Class A dividends declared	—	—	(101,864)	—	—	—	(101,864)	—	(101,864)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(1,218)	—	—	—	(1,218)	(2,086)	(3,304)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	7,638	—	—	—	7,638	91	7,729
Director restricted share grant	89,390	—	312	—	—	—	312	348	660
Capital increase related to equity-based compensation (net of tax)	5,069,263	—	20,389	—	—	—	20,389	22,830	43,219
Dilution impact of equity transactions (Note 7)	—	—	(41,840)	—	—	31	(41,809)	41,809	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	—	186,551	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	—	(164,957)	(228,453)	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	—	(186,551)	—	(186,551)
Comprehensive income (net of tax)
Net income (loss) (excludes loss allocated to redeemable non-controlling interests)	—	—	—	100,966	—	—	100,966	139,956	240,922
Foreign currency translation income (loss)	—	—	—	—	—	(925)	(925)	(1,542)	(2,467)
Total comprehensive income							100,041	138,414	238,455
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$—	$(2,416)	$643,599	$639,356	$1,282,955

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2014	208,535,157	226,331,513	$1,996,137	$(1,350,122)	$—	$(2,416)	$643,599	$639,356	$1,282,955
Contributions from principals' and others' interests in equity	—	—	—	—	—	—	—	98,887	98,887
Distributions to principals and others' interests in equity (net of tax)	—	—	—	—	—	—	—	(300,576)	(300,576)
Class A Dividends declared	—	—	(131,019)	—	—	—	(131,019)	—	(131,019)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(3,110)	—	—	—	(3,110)	(5,054)	(8,164)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	32,695	—	—	—	32,695	451	33,146
Director restricted share grant	111,969	—	271	—	—	—	271	289	560
Capital increase related to equity-based compensation (net of tax)	8,143,283	—	19,642	—	—	—	19,642	20,551	40,193
Dilution impact of equity transactions (Note 7)	—	—	74,091	—	—	(646)	73,445	(73,445)	—
Repurchase of Class B shares (Note 9)	—	(56,817,035)	—	(143,483)	—	—	(143,483)	(112,193)	(255,676)
Comprehensive income (net of tax)
Net income (loss) (excludes loss allocated to redeemable non-controlling interests)	—	—	—	78,492	—	—	78,492	103,129	181,621
Foreign currency translation income (loss)	—	—	—	—	—	153	153	(276)	(123)
Total comprehensive income							78,645	102,853	181,498
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$—	$(2,909)	$570,685	$371,119	$941,804

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2015	216,790,409	169,514,478	$1,988,707	$(1,415,113)	$—	$(2,909)	$570,685	$371,119	$941,804
Contributions from principals' and others' interests in equity	—	—	—	—	—	—	—	88,755	88,755
Distributions to principals' and others' interests in equity (net of tax)	—	—	—	—	—	—	—	(222,596)	(222,596)
Class A Dividends declared	—	—	(99,602)	—	—	—	(99,602)	—	(99,602)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(1,332)	—	—	—	(1,332)	(1,684)	(3,016)
Conversion of Class B shares to Class A shares	307,143	(307,143)	446	—	—	(12)	434	(434)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	(1,714)	—	—	—	(1,714)	(18)	(1,732)
Director restricted share grant	157,519	—	426	—	—	—	426	335	761
Capital increase related to equity-based compensation (net of tax)	4,435,393	—	12,348	—	—	—	12,348	9,664	22,012
Repurchase of Class A shares (Note 9)	(4,798,863)	—	—	(13,157)	—	—	(13,157)	(10,307)	(23,464)
Dilution impact of equity transactions (Note 7)	—	—	(116)	—	—	4	(112)	112	—
Comprehensive income (net of tax)
Net income (loss)	—	—	—	94,442	—	—	94,442	86,200	180,642
Foreign currency translation income (loss)	—	—	—	—	—	1,913	1,913	2,468	4,381
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(90)	(90)	(110)	(200)
Total comprehensive income							96,265	88,558	184,823
Equity - December 31, 2016	216,891,601	169,207,335	$1,899,163	$(1,333,828)	$—	$(1,094)	$564,241	$323,504	$887,745

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$180,642	$181,615	$240,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	22,729	39,243	19,829
Other amortization (included in interest expense)	788	781	781
(Earnings) losses from equity method investees	20,889	32,915	(78,199)
Distributions of earnings from equity method and other investees	27,357	43,858	110,967
(Gains) losses	(23,823)	18,919	11,757
Deferred incentive income	(169,474)	(219,032)	(171,387)
Deferred tax (benefit) expense	3,737	20,331	(18,044)
Options received from affiliates	(4,550)	(25,158)	(6,310)
Tax receivable agreement liability adjustment	7,223	6,141	33,116
Equity-based compensation	29,208	38,407	38,157
Options in affiliates granted to employees	5,691	1,111	701
Other	350	536	(616)
Transfer of interest in Graticule	—	101,000	—
Gain on transfer of Graticule	—	(134,400)	—
Cash flows due to changes in
Due from affiliates	(94,177)	(65,840)	(164,729)
Other assets	(1,446)	(3,041)	39,049
Accrued compensation and benefits	138,701	46,902	89,875
Due to affiliates	(13,216)	(28,510)	(34,137)
Deferred incentive income	153,171	228,594	216,493
Other liabilities	(1,210)	11,056	8,021
Purchases of investments and payments to cover securities sold not yet purchased	(105,475)	(152,418)	(643,283)
Proceeds from sale of investments and securities sold not yet purchased	76,946	98,423	608,228
Receivables from brokers and counterparties	(154)	(119)	(44,904)
Due to brokers and counterparties	1,221	1,738	12,031
Net cash provided by (used in) operating activities	255,128	243,052	267,609

Cash Flows From Investing Activities
Contributions to equity method investees	(18,639)	(33,855)	(36,110)
Distributions of capital from equity method and other investees	210,549	235,290	379,940
Funding of loan receivable	(25,000)	—	—
Proceeds from loan receivable	25,000	—	—
Proceeds from loan receivable from deconsolidated fund	25,863	—	—
Purchase of securities	—	(883)	(16,664)
Proceeds from sale of direct investments	1,198	—	—
Proceeds from sale of securities	—	18,101	84,852
Proceeds from exercise of options	—	51,543	—
Purchase of fixed assets	(17,363)	(31,595)	(12,445)
Purchase of software and technology-related assets	—	—	(25,976)
Cash of fund on deconsolidation date	(7,573)	—	(12,024)
Net cash provided by (used in) investing activities	194,035	238,601	361,573

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Financing Activities
Repayments of debt obligations	(222,838)	—	(50,000)
Borrowing under debt obligations	175,000	—	125,000
Payment of deferred financing costs	(3,451)	—	—
Proceeds from public offering (Note 9)	—	—	186,551
Repurchase of Class B shares (Note 9)	—	(100,000)	(186,551)
Repurchase of Class A shares (Note 9)	(34,047)	(9,676)	(363,410)
Payments to settle RSU statutory withholding tax (Note 9)	(6,743)	—	(3,611)
Dividends and dividend equivalents paid	(103,380)	(140,773)	(105,860)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	14,704	1,285	876
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(211,125)	(286,833)	(245,461)
Excess tax benefits from delivery of RSUs	—	4,808	3,538
Redeemable non-controlling interests - contributions (distributions)	—	(1,711)	36,252
Net cash provided by (used in) financing activities	(391,880)	(532,900)	(602,676)
Net Increase (Decrease) in Cash and Cash Equivalents	57,283	(51,247)	26,506
Cash and Cash Equivalents, Beginning of Period	339,842	391,089	364,583
Cash and Cash Equivalents, End of Period	$397,125	$339,842	$391,089
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$9,548	$2,077	$2,106
Cash paid during the period for income taxes	$19,934	$11,615	$4,953
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$88,399	$97,515	$124,442
Investments of incentive receivable amounts into Fortress Funds	$69,799	$138,026	$258,023
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$127	$7,872	$—
Non-cash redeemable non-controlling interests - contributions	$—	$—	$20,519
Non-cash redeemable non-controlling interests - distributions - deconsolidation of fund	$14,633	$—	$56,524
Exchange of promissory note for share repurchase (Note 9)	$—	$155,677	$—
Retained equity interest related to Graticule transfer (Note 1)	$—	$33,400	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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
Entities which Fortress collectively refers to as "permanent capital vehicles" which includes Drive Shack Inc. ("Drive Shack") formerly known as Newcastle Investment Corp., New Residential Investment Corp. ("New Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior Investment Group Inc. ("New Senior") and Fortress Transportation and Infrastructure Investors LLC ("FTAI"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles"). FHC Property Management LLC (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business is also part of the permanent capital vehicles segment. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets.

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

3)
Liquid hedge funds include (i) funds managed by an autonomous asset management business named Graticule Asset Management Asia ("Affiliated Manager" or "Graticule") an external manager in which Fortress has a minority interest and accounts for using the equity method and (ii) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

In January 2014, Fortress acquired software and technology-related assets which were accounted for as a business combination. These assets facilitated trading within Fortress's liquid hedge funds segment. The purchase price was $26.0 million and was allocated to acquired software and technology related assets. During 2015, Fortress determined that these assets had not met performance targets which triggered an asset impairment test. As a result of this test, $18.2 million was written off and included in Depreciation and Amortization for the year ended December 31, 2015. As of December 31, 2015, these assets had no remaining carrying value. In 2016, Fortress sold the software and technology-related assets to Graticule (see Note 7).

In January 2015, Fortress Asia Macro Funds and related managed accounts transitioned to Graticule. Fortress retained a perpetual minority interest in Graticule amounting to 30% of earnings during 2015 and 2016 and declining to approximately 27% of earnings thereafter. Fortress recorded the results of this transaction at fair value. During the year ended December 31, 2015, Fortress recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to a former senior employee for no consideration, and $33.4 million from its resulting retained interest as an equity method investment. Fortress utilized an income approach to value Graticule, its retained interest in Graticule and the controlling interest in Graticule which was transferred. This approach relies on a number of factors, including actual operating results, discount rates and economic projections. Fortress also received fees for providing infrastructure services (technology, back office and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

In the fourth quarter of 2015, Fortress closed the Fortress Macro Funds and related managed accounts. Michael Novogratz, a principal, officer and director of Fortress retired effective January 2016. In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount was repaid during the third quarter of 2016 and the remainder matures in November 2017. In addition, Fortress entered into a consent and waiver with the lenders under its credit agreement for their consent to this transaction.

During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party.

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds.

In December 2016, the Fortress Partners Funds entered into agreements with third parties to sell approximately 93% of its investment portfolio representing $169.0 million of AUM as of December 31, 2016. These sales are expected to close during the first half of 2017.

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
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several areas of accounting for share-based compensation arrangements and is effective for Fortress beginning January 1, 2017. The standard will no longer require maintaining and tracking an "APIC pool". Rather, all excess tax benefits ("windfalls") and tax deficiencies ("shortfalls"), including tax benefits of dividends on share-based payment arrangements, will be recognized as income tax expense or benefit in the income statement. This amendment is required to be adopted on a prospective basis. ASU 2016-09 also requires that excess tax benefits be classified as operating activities in the statement of cash flows whereas previously they were classified as a financing activities. This amendment can be adopted on a retrospective of prospective basis. Fortress will adopt this amendment on a prospective basis. ASU 2016-09 also allows employers to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting. This guidance is required to be adopted on a modified retrospective transition method and is not expected to have a material impact on Fortress’s consolidated financial statements. Additionally, given diversity in practice, the guidance requires cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows, which is consistent with Fortress’s current accounting practice. As such, this amendment, which is required to be adopted on a retrospective basis, is not expected to have a material impact on Fortress’s consolidated financial statements. The standard also requires a policy election to account for forfeitures as they occur or to continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that an employee will fulfill the service obligation. Fortress has determined that it will adopt a policy to account for forfeitures as they occur. This is required to be adopted using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period of adoption, which Fortress currently estimates will result in a decrease in retained earnings (accumulated deficit) of $1.1 million and an increase in paid-in capital of $1.1 million as of January 1, 2017, resulting in no net impact on total equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which supersedes Topic 840, Leases. The new standard will require lessees to recognize operating leases on their balance sheet as a right-of-use asset with an offsetting lease liability based on the present value of future lease payments. Currently, only finance leases are recognized on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard under ASU 2014-09. ASU 2016-02 is effective for Fortress beginning January 1, 2019; however, early adoption is permitted. ASU 2016-02 requires a modified retrospective approach which includes a number of optional practical expedients an entity may elect to apply. Fortress is currently evaluating the potential impact of adoption of ASU 2016-02 for its operating leases and expects it will result in an increase in Fortress's total assets and total liabilities.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability. ASU 2015-03 was effective for Fortress beginning January 1, 2016. This standard was subsequently updated by ASU No. 2015-15, Interest -Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"). ASU 2015-15 codifies an SEC staff announcement that it will not object to the presentation of debt issuance costs as an asset for revolving line of credit arrangements. This standard was effective upon announcement on June 18, 2015. Fortress elected to present debt issuance costs related to its revolving credit facility as an asset, consistent with historical presentation. As such, the adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on Fortress's consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. Early adoption is permitted but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. As described in further detail in Note 2, Fortress currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved. Whereas ASU 2014-09 requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of ASU 2014-09 may require Fortress to recognize incentive income earlier than as prescribed under current guidance.
The FASB has recently issued or discussed a number of proposed standards. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting and Consolidation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of variable interest entities ("VIE"s) in which it is the primary beneficiary as described below and voting interest entities ("VOEs") in which it is determined to have a controlling financial interest under ASC 810, as amended by ASU 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis ("ASU 2015-02").

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

The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. Fortress is generally deemed to have a controlling financial interest in a VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to Fortress are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. Fortress also evaluates its economic interests in the VIE held directly by it and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

considered in the analysis, as appropriate. These analyses require judgment. Changes in the economic interests (either by Fortress, related parties of Fortress or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated continuously.

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

Virtually all of the Fortress Funds, excluding the permanent capital vehicles, are, for GAAP purposes, investment companies. Investment companies record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, investment companies generally do not consolidate their majority-owned and controlled investments (the "Portfolio Companies").

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
DECEMBER 31, 2016
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

Options Received — Fully vested options are issued to Fortress by the publicly traded permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the publicly traded permanent capital vehicles' option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with subsequent changes in fair value recognized in income as Gains (Losses).

Incentive Income — Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum return. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. "clawed back") to that fund. Fortress has elected to adopt the preferred method of recording incentive income subject to contingencies, whereby it does not recognize incentive income subject to contingent repayment until the termination of the related fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur due to the related contingencies being resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

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

Due from/to Affiliates — For purposes of classifying amounts, Fortress considers its principals, employees, directors, all of the Fortress Funds, the Portfolio Companies and Affiliated Manager to be affiliates. Amounts due from and due to affiliates are recorded at their contractual amount, subject to an allowance for uncollectible amounts if collection is not deemed probable.
Other Assets and Other Liabilities:

During 2016, Fortress provided a $25.0 million senior secured loan to an alternative asset investment manager. The loan bore interest at an annual rate equal to LIBOR plus 6.0% (LIBOR plus 8.0% in the event of default) and interest was paid monthly in arrears. The loan was scheduled to mature in August 2021 but was also subject to mandatory partial prepayments based on certain financial conditions being met by the borrower. During the fourth quarter of 2016, Fortress received payment of the loan's remaining principal balance and accrued interest. Fortress recognized $0.4 million of interest income related to the loan for the year ended December 31, 2016.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Other assets and liabilities are comprised of the following:

	Other Assets			Other Liabilities
	December 31,			December 31,
	2016	2015		2016	2015
Fixed assets	$165,605	$184,873	Current foreign taxes payable	$5,171	$4,337
Accumulated depreciation	(120,810)	(134,910)	Accrued expenses and accounts payable	21,206	25,310
Receivables	19,806	20,842	Deferred rent	17,480	15,960
Income tax receivable	12,985	4,734	Unearned income	4,641	11,243
Digital currency (Bitcoin)	5,653	5,653	Derivatives	632	2,201
Prepaid compensation, net	—	14,141	Accrued fee liability (Note 9)	8,725	20,324
Prepaid expense	12,138	17,630	Miscellaneous liabilities	11,400	7,128
Goodwill and intangibles	14,987	14,987		$69,255	$86,503
Accumulated amortization	(12,241)	(9,606)
Derivatives	19,087	22,146
Miscellaneous assets, net	8,955	7,820
	$126,165	$148,310

-
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

-
Digital Currency (Bitcoin) — Fortress's holdings of digital currency is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but will not report digital currency above cost, as adjusted for impairment. Fortress determines fair value based on estimated exit value using significant observable inputs from multiple digital currency indices as of the balance sheet date. During the years ended December 31, 2015 and 2014, Fortress recognized an impairment charge of $2.8 million and $11.5 million, respectively. As of December 31, 2016 and 2015, Fortress's carrying value of its holdings in digital currency was $5.7 million with an estimated fair value of $20.9 million and $9.5 million, respectively.

-
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

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. Any unrealized gains or losses on derivatives not designated as hedges are recorded in Gains (Losses). Net payments under these derivatives are similarly recorded, but as realized.

Fortress did not have any derivatives designated as hedges for 2016, 2015 and 2014.

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
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

As of December 31, 2016 and 2015, Fortress’s accumulated other comprehensive loss was comprised of net foreign currency translation gain (loss) and Fortress's share of comprehensive income (loss) from equity method investees. The amounts reclassified from accumulated other comprehensive income (loss) to components of net income, if any, were immaterial for each period presented.

Foreign Currency — Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2016, 2015 and 2014.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see "Incentive Income" above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income will be received and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

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

Income Taxes — FIG Corp., a subsidiary of the Registrant, is a corporation for tax purposes. As a result, a substantial portion of Fortress’s income earned by FIG Corp. is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Certain subsidiaries of Fortress are subject to the New York City unincorporated business tax ("UBT") on their U.S. earnings based on a statutory rate of 4%. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Interest and penalties, if any, are treated as additional taxes.

Fortress accounts for these taxes using the liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The Fortress Funds are divided into segments and Fortress's agreements with each are detailed below.

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2016	2015	2014
Private Equity
Private Equity Funds
Management fees: affil.	$93,816	$115,613	$135,803
Management fees: non-affil.	—	—	364
Incentive income: affil.	—	691	22,094

Permanent Capital Vehicles
Management fees: affil.	109,550	95,410	67,638
Management fees, options: affil.	4,550	25,158	6,310
Management fees: non-affil.	1,689	1,853	2,910
Incentive income: affil.	61,149	54,199	56,497

Credit Funds
Credit Hedge Funds
Management fees: affil.	147,807	132,541	113,712
Management fees: non-affil.	72	71	146
Incentive income: affil.	120,407	78,555	120,255

Credit PE Funds
Management fees: affil.	125,612	117,624	96,586
Management fees: non-affil.	36	116	129
Incentive income: affil.	127,732	210,600	147,897
Incentive income: non-affil.	41,742	697	1,396

Liquid Hedge Funds
Management fees: affil.	14,007	57,695	116,526
Management fees: non-affil.	—	6,513	21,365
Incentive income: affil.	1,035	873	15,835
Incentive income: non-affil.	—	39	232

Logan Circle
Management fees: affil.	2,396	3,068	3,025
Management fees: non-affil.	54,745	50,927	44,034
Incentive income: affil.	537	134	—
Incentive income: non-affil.	—	77	106

Total
Management fees: affil. (including options)	$497,738	$547,109	$539,600
Management fees: non-affil.	$56,542	$59,480	$68,948
Incentive income: affil. (A)	$310,860	$345,052	$362,578
Incentive income: non-affil.	$41,742	$813	$1,734

(A)
See "Deferred Incentive Income" below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue at year end from these funds was $110.1 million, $56.3 million and $108.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, Fortress recognized $169.5 million, $211.3 million and $147.9 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented "tax distributions." Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2014	$1,243,441		$(938,915)	$304,526	$868,549
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	276,323
Distribution of private equity funds and credit PE funds incentive income	240,215		N/A	240,215	(240,215)
Distribution of private permanent capital vehicle incentive income through IPO in May 2015	6,299		N/A	6,299	(6,299)
Recognition of previously deferred incentive income	N/A		(219,032)	(219,032)	N/A
Changes in foreign exchange rates	321		—	321	N/A
Deferred incentive income as of December 31, 2015	$1,490,276		$(1,157,947)	$332,329	$898,358
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	481,216
Distribution of private equity funds and credit PE funds incentive income	238,596		N/A	238,596	(238,596)
Repayment of prior incentive distributions (E)	(66,903)		N/A	(66,903)	66,903
Recognition of previously deferred incentive income	N/A		(169,474)	(169,474)	N/A
Changes in foreign exchange rates	(4,194)		—	(4,194)	N/A
Deferred incentive income as of December 31, 2016	$1,657,775	(F)	$(1,327,421)	$330,354	$1,207,881	(F)
Deferred incentive income including Fortress Funds which matured	$1,805,944		$(1,475,590)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's consolidated balance sheets as of December 31, 2016 and 2015.

(C)
At December 31, 2016, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2016 at their net asset values.

(D)
From inception to December 31, 2016, Fortress has paid $814.6 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income. If the $1.2 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $502.8 million of compensation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

(E)
In February 2016, Fortress paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). As of December 31, 2016, no intrinsic clawback obligation exists for any of the Fortress Funds.

(F)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2016
Distributed incentive income - Private Equity Funds		$780,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,188,725
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		10,733
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote (K) of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,657,775

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2016
Undistributed incentive income - Private Equity Funds		$18,239
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		210,592
Undistributed incentive income - Credit PE Funds		847,775
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		67,822
Undistributed incentive income - Permanent Capital Vehicles		—
Undistributed incentive income - Hedge Funds (total)		63,453
Undistributed incentive income - Logan Circle		—
Less:	Gross intrinsic clawback per incentive income threshold tables	—
Undistributed, net of intrinsic clawback		$1,207,881

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive distributions. During the years ended December 31, 2016, 2015 and 2014, management fees of $5.0 million, $5.2 million and $6.0 million, respectively, and incentive distributions, of $4.7 million, $3.0 million and $4.0 million, respectively, were waived on such employees' investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of December 31, 2016:
Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,204,525)	827,083	268,616	2,585,362	2,316,746	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(240,188)	46,123	12,662	298,545	285,883	—	—	—	—	—
Fund IV (2006)	(B)	3,639,561	(1,537,040)	1,957,816	(144,705)	3,555,764	3,700,469	—	—	—	—	—
Fund IV Coinvestment (2006)	(B)	762,696	(323,598)	319,776	(119,322)	759,249	878,571	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,915,284)	3,587,585	1,399,156	3,297,290	1,898,134	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(283,182)	353,971	(353,327)	891,570	1,244,897	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	(B)	724,525	—	(67,239)	(791,764)	849,860	1,641,624	—	—	—	—	—
FHIF (2006) (Holiday)	(B)	1,543,463	(954,223)	879,009	289,769	1,482,479	1,192,710	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(517)	905,784	(76,478)	1,040,543	1,117,021	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(226,748)	255,971	141,584	—	N/A	13,630	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(54,862)	61,874	33,976	—	N/A	3,396	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(60,427)	124,425	24,199	—	N/A	940	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(844)	1,765	318	321	6	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(13,903)	28,609	5,644	—	N/A	273	—	—	—	—
								$18,239	$780,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	$305,729	$(20,827)	$426,422	$141,520	$—	N/A	$21,041	$—	$—	$—	$—
Fortress Equity Partners (2014)	Mar-24	182,008	—	1,130,026	948,018	—	N/A	189,551	—	—	—	—
								$210,592	$—	$—	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(283,452)	$164,254	$180,381	$51,610	$2,995	$2,522	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(219,861)	144,385	89,966	143,662	53,696	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(317,590)	139,169	113,603	—	N/A	1,828	7,904	—	—	—
LDVF Patent Fund (2007)	Nov-27	42,934	(32,968)	15,652	5,686	13,558	7,872	—	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(442,034)	7,812	90,822	—	N/A	1,208	12,745	4,807	—	—
Credit Opportunities Fund (2008)	Oct-20	5,690,439	(7,560,605)	924,823	2,794,989	—	N/A	98,515	449,916	134,470	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,380,033	(2,885,358)	834,576	1,339,901	—	N/A	100,042	162,734	63,005	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,455,963	(2,433,165)	2,032,085	1,009,287	—	N/A	157,894	39,908	—	—	—
FCO Managed Accounts (2008-2012)	Apr-22 to Dec-24	4,664,036	(4,281,008)	2,222,463	1,839,435	—	N/A	198,879	148,011	45,722	—	—
SIP Managed Account (2010)	Sep-20	11,000	(247,937)	8,234	245,171	—	N/A	2,059	47,387	—	—	—
Japan Opportunity Fund (Yen only) (2009)	Jun-19	937,541	(1,862,582)	418,283	1,343,324	—	N/A	84,822	195,637	65,013	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	557,835	(646,307)	157,752	246,224	—	N/A	8,154	13,421	7,461	—	—
Global Opportunities Fund (2010)	Sep-20	341,818	(256,148)	183,672	98,002	—	N/A	16,843	2,282	2,282	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	733,504	(663,060)	787,037	716,593	—	N/A	91,175	51,487	4,660	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	681,551	(609,966)	706,443	634,858	—	N/A	82,092	40,600	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	58,125	(73,086)	19,257	34,218	—	N/A	1,742	5,067	2,669	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	13,750	—	13,966	216	1,119	903	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	96,798	—	98,212	1,414	7,816	6,402	—	—	—	—	—
								$847,775	$1,188,725	$330,089	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2010-2015)	Jun-24 to Feb-28	$1,303,313	$(458,080)	$1,060,233	$215,000	$51,581	$32,742	$24,454	$10,384	$—	$—	$—
Life Settlements Fund (2010)	Dec-22	425,910	(299,330)	105,915	(20,665)	105,350	126,015	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,995	(24,482)	8,497	(2,016)	8,656	10,672	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	639,965	(121,872)	640,395	122,302	—	N/A	23,359	265	265	—	—
Japan Opportunity Fund III (Yen) (2014)	Dec-24	248,975	(5,769)	291,239	48,033	—	N/A	9,546	43	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Dec-24	206,499	(933)	260,258	54,692	—	N/A	10,463	41	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	998,527	(60,574)	983,916	45,963	71,241	25,278	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	39,698	(1,710)	31,931	(6,057)	1,430	7,487	—	—	—	—	—
Secured Lending Fund I (2016)	Sep-24	38,564	—	38,503	(61)	121	182	—	—	—	—	—
								$67,822	$10,733	$265	$—	$—

Publicly Traded Permanent Capital Vehicles	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Drive Shack	$751,896	$ (F)	$ N/A	$41,283
Eurocastle	333,642	—	N/A	47,714
New Residential	2,978,282	—	N/A	129,322
New Media	783,157	—	N/A	39,894
New Senior	1,023,817	—	N/A	2,742
FTAI	1,062,656	8,928	N/A	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,930,341	$—	100.0%	$—	$100,111
Sidepocket investments (Q)	31,359	138	N/A	1,604	—
Sidepocket investments - redeemers (R)	114,821	13,812	N/A	3,446	—
Main fund investments (liquidating) (T)	695,733	—	100.0%	56,980	16,221

Worden Fund
Main fund investments	127,949	—	100.0%	—	1,884
Main fund investments (liquidating) (T)	45,631	707	85.9%	552	—

Fortress Japan Income Fund (Yen only)
Main fund investments	113,392	N/A	100.0%	—	656

Third Party Originated Funds (U)
Main fund investments	77,042	—	100.0%	—	1,311
Managed accounts	1,504	6,773	26.1%	74	—

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (R)	$87,894	$73,473	N/A	$567	$28

Fortress Partners Funds (S)
Sidepocket investments (R)	11,555	5,042	N/A	230	23

Logan Circle
Main fund investments	$92,071	$—	100.0%	$—	$537
Managed accounts	206,594	165	0.0%	—	—

(A)	Vintage represents the year in which the fund was formed.

(B)
Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income. Although Fund IV, Fund IV Coinvestment, FICO (Intrawest) and FHIF (Holiday) have passed their contractual maturity, Fortress continues to actively manage the funds' portfolio of investments which include various operating companies.

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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of December 31, 2016, as a result of Drive Shack not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Drive Shack for an indeterminate period of time. In April 2015, Fortress entered into an amended management agreement with Eurocastle, which reset the earnings threshold for Fortress to earn incentive income.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

for the current period. These estimates are subject to change based on the final results of such vehicles. As of December 31, 2016, a certain FCO managed account in its investment period and a portion of Long Dated Value Fund I's capital are above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. "Gross" and "Net" refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of December 31, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

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

(T)
Relates to Redeeming Capital Accounts ("RCA") where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized. Effective January 1, 2017, the main fund investments of the Worden Fund became RCA.

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds (as defined below). Main fund investments exclude certain funds which had total NAV of $672.1 million as of December 31, 2016. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2016.

Fortress and
Total Original Capital	Affiliates Original Capital	Carrying Value	Percent of Capital	Longest Capital Commitment	Longest Fund	Annual	Incentive	Incentive Income
Commitments	Commitments	of Fortress's	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)
$17,036,190	$2,009,438	$530,501	94.6%	Sep-2018	Sep-2024	1.0% - 1.5%	10% - 20%	8% - 10%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2016 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$228,203	$574,425	$544,918	$1,347,546	$661,892	$2,009,438

(C)	Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)
Expressed as a percentage. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For certain funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted average (by AUM) management fee rate as of December 31, 2016 was approximately 1.2%. Certain funds with total original capital commitments of $3.2 billion are not subject to management fees.

(E)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted average (by AUM) incentive income rate as of December 31, 2016 was approximately 19.7%, and the weighted average (by AUM) threshold rate was approximately 8.0%.

In February 2016, Fortress paid $66.9 million to Fund III representing prior net incentive income distributions received ($45.1 million net of employee amounts). Following such payment, no remaining clawback exists for Fund III.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Permanent Capital Vehicles

The publicly traded permanent capital vehicles are comprised of Drive Shack (NYSE: DS), New Residential (NYSE: NRZ), New Media (NYSE: NEWM), New Senior (NYSE: SNR), Eurocastle (NYSE Euronext, Amsterdam: ECT) and FTAI (NYSE: FTAI).

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress's Investments (C)
0.75% - 1.50%	10% - 25%	8% - 10%	$23,489

(A)	Expressed as a percent of contributed capital or book equity (as defined).

(B)
The incentive income from publicly traded permanent capital vehicles is earned either annually or quarterly on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company's gross equity (as defined) multiplied by the incentive income threshold return (shown above). Additionally, for FTAI, a portion of incentive income is earned annually on a cumulative basis equal to the product of (1) 10% multiplied by (2) realized gains (as defined) subject to certain adjustments. As a result of not meeting the incentive income threshold, the incentive income from Drive Shack has been discontinued for an indeterminate period of time.

(C)	Excludes options held in the publicly traded permanent capital vehicles (Note 4).

The management agreements between Fortress and the publicly traded permanent capital vehicles provide for initial terms of up to ten years and automatic extensions of one to three years, subject to certain termination rights.

Fortress owns a senior living property management subsidiary (Blue Harbor). As of December 31, 2016, this subsidiary had agreements to manage 27 senior living properties (including two properties under development), of which 22 are owned by New Senior and five are owned by third parties. Fortress generally receives management fees between 5.0% and 7.0% of revenues (as defined in the agreements). For certain third party agreements, Fortress may earn an incentive fee upon sale of the property to a third party and for certain of these agreements Fortress may also earn incentive income quarterly based on operating results in excess of specified thresholds.

In addition, Fortress receives reimbursement for certain expenses, including all of the compensation expense associated with the 1,765 on-site employees.

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

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2016.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
Fortress Originated	$6,266,240	$59,325	1% - 2.75%	10% - 20%
Non-Fortress Originated (C)	2,536,089	—	1% - 2%	5% - 20%

(A)
For Fortress originated AUM, expressed as a percent of AUM (as defined). For Fortress originated AUM, the weighted (by AUM) average management fee rate as of December 31, 2016 was approximately 2.0%. For non-Fortress originated AUM, as co-manager of the Mount Kellett Funds Fortress earns a portion of the management fees charged by these funds and for the Value Recovery Funds management fees are equal to 1.0% of realized proceeds. For JP Funds, Fortress earns management fees ranging from 1.0% to 2.0% of AUM.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

(B)
For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, relating to the Value Recovery Funds and Mount Kellett Funds, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold. For JP Funds, Fortress may earn incentive income subject to an incentive income threshold return of between 7.0% and 8.0%.

(C)	Non-Fortress originated funds include the Value Recovery Funds, Mount Kellett Funds and the JP Funds.

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

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds, including related managed accounts, as of December 31, 2016.

Total	Fortress and	Carrying	Percent of	Longest	Longest			Incentive
Original	Affiliates	Value	Capital	Capital	Fund	Annual		Income
Capital	Original Capital	of Fortress's	Commitments	Commitment	Termination	Management	Incentive	Threshold
Commitments (A)	Commitments (B)	Investments	Drawn	Period Ends (C)	Date (D)	Fee (E)	Income (F)	Return (F)
$21,989,908	$1,329,589	$183,017	62.5%	Nov-2027	Feb-2032	0.75% - 1.50%	10% - 20%	0% - 9%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2016 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$256,331	$141,774	$616,406	$1,014,511	$315,078	$1,329,589

(C)	Of the total original capital commitments, $8.2 billion relates to funds that have a capital commitment period extending beyond December 2016.

(D)
Of the total original capital commitments, $6.4 billion relates to funds that have a termination date (including the assumed exercise of all available extensions, which in some cases requires the approval of the applicable fund advisory board) extending beyond December 2026.

(E)
Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2016 was approximately 1.3%. A certain fund with total original capital commitments of $186.4 million is not subject to management fees.

(F)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2016 was approximately 19.8% and the weighted average threshold was approximately 7.7%.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, as of December 31, 2016.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income
Fortress Originated	$224,896	$35,975	1% - 1.5%	20% - 25%
Affiliated Manager	$4,364,938	$32,152	See Note 1	See Note 1

(A)	Expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2016 was approximately 1.3%.

During the second quarter of 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia funds to a third party.

During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds.

In December 2016, the Fortress Partners Funds entered into agreements with third parties to sell approximately 93% of its investment portfolio representing $169.0 million of AUM as of December 31, 2016. These sales are expected to close during the first half of 2017.

Traditional Asset Management Business

Logan Circle is an asset manager with approximately $33.4 billion in assets under management as of December 31, 2016, which Fortress acquired in April 2010. As of December 31, 2016, the Logan Circle AUM pays an average annual management fee of approximately 0.17%.

4. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31, 2016	December 31, 2015
Equity method and other investees	$856,512	$1,034,189
Equity method investees, held at fair value (A)	23,489	21,600
Total investments	$880,001	$1,055,789
Options in equity method investees	$53,206	$30,427

(A)	Includes the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Net realized gains (losses)	$3,696	$4,495	$(8,431)
Net realized gains (losses) from affiliate investments (A)	(28,503)	31,751	47,624
Net unrealized gains (losses)	(2,016)	(6,127)	25,661
Net unrealized gains (losses) from affiliate investments (A)	50,646	(49,038)	(76,611)
Total gains (losses)	$23,823	$(18,919)	$(11,757)

(A)
Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2016, the exercise of options held in New Residential in August 2016 and June 2015 and the sale of GAGFAH shares which was completed in June 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

These gains (losses) were generated as follows:

	Year Ended December 31,
	2016	2015	2014
Mark to fair value on affiliate investments and options	$26,782	$(17,175)	$(28,591)
Mark to fair value on derivatives	(4,687)	1,784	26,715
Mark to fair value on equity securities	—	(509)	965
Gains (losses) on digital currency (Bitcoin)	—	(1,175)	(9,470)
Other	1,728	(1,844)	(1,376)
Total gains (losses)	$23,823	$(18,919)	$(11,757)

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

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's concentrations from a management fee and incentive income perspective and its concentrations from an investment perspective are different. From an investment perspective, Fortress's most significant investment as of December 31, 2016, which comprised approximately 30% of its equity method investments, is in a fund with a single investment which focuses on the rail transportation and real estate sectors in Florida.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress’s investments is as follows:

	Private Equity
	Funds	Publicly Traded Portfolio Companies (A)	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investment - December 31, 2014	$677,366	$1,035	$19,456	$57,224	$183,127	$167,630	$15,707	$1,121,545
Earnings (losses) from equity method and other investees	(49,346)	N/A	89	3,920	19,630	(6,387)	(821)	(32,915)
Contributions to equity method and other investees (C)	5,227	50	7,742	118,332	43,005	13,844	825	189,025
Distributions of earnings from equity method and other investees	(14,342)	N/A	(173)	(3,511)	(22,909)	(658)	(2,265)	(43,858)
Distributions of capital from equity method and other investees (C)(F)	(7,899)	N/A	(216)	(131,161)	(77,003)	(37,660)	(22)	(253,961)
Total distributions from equity method and other investees	(22,241)	N/A	(389)	(134,672)	(99,912)	(38,318)	(2,287)	(297,819)
Mark to fair value - during period (D)	(412)	(3)	(6,152)	N/A	N/A	N/A	(991)	(7,558)
Net purchases of investments by consolidated funds (F)	—	N/A	N/A	—	41,985	—	10,391	52,376
Translation adjustment	(1,413)	—	(228)	—	(123)	—	—	(1,764)
Dispositions	(2,683)	—	—	—	(48)	—	—	(2,731)
Reclassification to Due to Affiliates (E)	2,230	N/A	N/A	—	—	—	—	2,230
Retained interest in Graticule (Note 1)	—	N/A	N/A	—	—	33,400	—	33,400
Investment - December 31, 2015	608,728	1,082	20,518	44,804	187,664	170,169	22,824	1,055,789
Earnings (losses) from equity method and other investees	(41,572)	N/A	N/A	6,181	22,825	(8,137)	(186)	(20,889)
Other comprehensive income from equity method investees	(1)	N/A	N/A	—	—	(256)	—	(257)
Contributions to equity method and other investees (C)	368	92	—	68,019	25,822	1,861	110	96,272
Distributions of earnings from equity method and other investees	(382)	N/A	N/A	(1,750)	(24,813)	(412)	—	(27,357)
Distributions of capital from equity method and other investees (C)	(38,685)	N/A	N/A	(57,929)	(28,878)	(95,098)	(1,652)	(222,242)
Total distributions from equity method and other investees	(39,067)	N/A	N/A	(59,679)	(53,691)	(95,510)	(1,652)	(249,599)
Mark to fair value - during period (D)	(193)	24	3,021	N/A	478	N/A	(42)	3,288
Net purchases (sales) of investments by consolidated funds	—	N/A	N/A	—	32,974	—	(5,512)	27,462
Translation adjustment	11	—	(50)	—	147	—	—	108
Dispositions	—	(1,198)	—	—	—	—	—	(1,198)
Deconsolidation of Fund (F)	—	N/A	N/A	—	(33,202)	—	—	(33,202)
Reclassification to Due to Affiliates (E)	2,227	N/A	N/A	—	—	—	—	2,227
Investment - December 31, 2016	$530,501	$—	$23,489	$59,325	$183,017	$68,127	$15,542	$880,001

Undistributed earnings - December 31, 2016	$1,854	N/A	N/A	$7,828	$10,160	$13,408	$2	$33,252

(A)
Fortress elected to record the common shares held in the publicly traded private equity portfolio companies and publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in the Affiliated Manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

(C)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Year Ended December 31,
	2016		2015
	Contributions	Distributions of Capital	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$18,639	$(210,549)	$33,855	$(235,290)
Incentive income invested into the Fortress Funds	69,799	—	138,026	—
Change in distributions receivable from the Fortress Funds	—	(103)	—	(177)
Net funded*	7,536	(7,536)	17,094	(17,094)
Other	298	(4,054)	50	(1,400)
Per Above	$96,272	$(222,242)	$189,025	$(253,961)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)	Represents a portion of the general partner liability (Note 10).

(F)
In December 2015, Fortress deconsolidated a credit PE fund and subsequently received a $42.0 million capital distribution from the fund. In December 2016, Fortress deconsolidated a credit PE fund and retained a $0.1 million equity method investment in the fund. See Consolidation and Deconsolidation of certain funds below.

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

	Private Equity Funds (B)
	December 31, (or year then ended)
	2016	2015	2014
Assets	$11,550,116	$11,950,687
Debt	(77,522)	(3,144)
Other liabilities	(176,329)	(151,778)
Equity	$11,296,265	$11,795,765
Fortress’s Investment	$530,501	$608,728
Ownership (A)	4.7%	5.2%

Revenues and gains (losses) on investments	$347,171	$(1,126,186)	$731,574
Expenses	(184,004)	(178,022)	(194,509)
Net Income (Loss)	$163,167	$(1,304,208)	$537,065
Fortress’s earnings (losses) from equity method investees	$(41,572)	$(49,346)	$36,413

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

	Credit Hedge Funds			Credit PE Funds (B) (C)
	December 31, (or year then ended)
	2016	2015	2014	2016	2015	2014
Assets	$11,006,054	$10,959,844		$13,073,328	$12,770,674
Debt	(4,088,840)	(4,413,323)		(224,168)	(259,114)
Other liabilities	(248,562)	(174,397)		(488,280)	(373,224)
Non-controlling interest	(9,485)	(11,068)		(2,144)	(3,963)
Equity	$6,659,167	$6,361,056		$12,358,736	$12,134,373
Fortress’s Investment	$59,325	$44,804		$183,017	$187,664
Ownership (A)	0.9%	0.7%		1.5%	1.5%

Revenues and gains (losses) on investments	$1,080,214	$747,861	$1,011,969	$1,683,560	$1,718,546	$2,381,032
Expenses	(423,264)	(403,646)	(340,373)	(317,725)	(310,125)	(369,653)
Net Income (Loss)	$656,950	$344,215	$671,596	$1,365,835	$1,408,421	$2,011,379
Fortress’s earnings (losses) from equity method investees	$6,181	$3,920	$8,236	$22,825	$19,630	$28,693

	Liquid Hedge Funds (D)
	December 31, (or year then ended)
	2016	2015	2014
Assets	$548,323	$2,279,590
Debt	—	—
Other liabilities	(54,938)	(829,515)
Non-controlling interest	—	—
Equity	$493,385	$1,450,075
Fortress’s Investment	$68,127	$170,169
Ownership (A)	13.8%	11.7%

Revenues and gains (losses) on investments	$53,654	$(190,659)	$220,958
Expenses	(156,199)	(212,545)	(219,303)
Net Income (Loss)	$(102,545)	$(403,204)	$1,655
Fortress’s earnings (losses) from equity method investees	$(8,137)	$(6,387)	$3,844

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees, directors and other affiliates.

(B)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the twelve months ended September 30, 2016, 2015 and 2014, respectively). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

(D)
For liquid hedge funds, 2016 and 2015 include amounts related to Fortress's retained interest in Graticule. Amounts in 2014 include the Fortress Asia Macro Funds and related managed accounts which were transferred to Graticule in January 2015.

Investments in Variable Interest Entities and Other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the consolidated balance sheet and described herein, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 3. These entities are primarily Fortress Funds which are VOEs and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Consolidation and Deconsolidation of certain funds

In October 2016, Fortress formed and made loans totaling $25.9 million to a new credit PE fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidated the fund. During December 2016, a reconsideration event occurred at the credit PE fund whereby the credit PE fund no longer qualified as a variable interest entity. The credit PE fund is deemed to be a voting interest entity and Fortress does not have control over the fund since the unrelated limited partners have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner without cause based on a simple unaffiliated majority vote. As such, Fortress deconsolidated the credit PE fund in December 2016. In addition, subsequent to deconsolidation of the fund, Fortress's loan receivable was repaid in full by the fund and is reported as part of investing activities in the consolidated statement of cash flows. Fortress retained a $0.1 million equity method investment in the credit PE fund. The retained investment is included within Investments on the Consolidated Balance Sheet.

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

The following tables set forth certain information regarding VIEs in which Fortress held a variable interest as of December 31, 2016 and 2015, respectively.

	Fortress is not Primary Beneficiary
	December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	1	$1,129,646	$—	$334	(D)
Permanent Capital Vehicles	6	25,865,217	16,758,464	146,934	(C)
Credit Hedge Funds	4	1,891,053	432,078	20,894	(D) (E)
Credit PE Funds	35	995,592	236,105	12,265	(D) (E)
Liquid Hedge Funds	3	253,646	—	32,836	(D) (E)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

	Fortress is not Primary Beneficiary
	December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	1	$136,129	$—	$1,959	(D)
Permanent Capital Vehicles	6	23,618,598	15,581,168	114,228	(C)
Credit Hedge Funds	8	1,912,019	426,988	5,405	(D) (E)
Credit PE Funds	35	990,008	232,082	9,659	(D) (E)
Liquid Hedge Funds	4	364,535	1,270	39,192	(D) (E)

	Fortress is Primary Beneficiary
	December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	2	$34,118	$—	$10,694	(F) (G)
Credit PE Funds	1	400	—	20	(F)
Liquid Hedge Funds	1	4,328	—	2,009	(F)

	Fortress is Primary Beneficiary
	December 31, 2015
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes (H)
Private Equity Funds	9	$71,277	$—	$18,666	(F) (G)
Credit PE Funds	2	400	—	20	(F)
Liquid Hedge Funds	1	6,126	—	2,821	(F)
Logan Circle	1	4,468	—	4,317	(F)

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

Of the financial obligations represented herein as of December 31, 2016, for VIEs where Fortress is not the primary beneficiary, $16,755.4 million, $421.0 million and $235.2 million represent financial borrowings which have weighted average maturities of 2.8 years, 8.4 years and 1.7 years for the permanent capital vehicles, credit hedge funds and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2015, $15,192.6 million, $423.4 million, $232.1 million and $1.2 million represent financial borrowings which have weighted average maturities of 2.0 years, 9.7 years, 2.3 years and 11.0 years for the permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively.

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

potentially be significant to these entities. During the year ended December 31, 2016, five credit hedge fund entities, six credit PE fund entities and a liquid hedge fund entity were liquidated.

(E)
Includes entities that are a VIE because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the primary beneficiary of these entities because Fortress does not have the power to direct the activities that most significantly impact the economic performance of these entities.

(F)
Includes entities that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity's economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. During the year ended December 31, 2016, a reconsideration event occurred at seven private equity fund entities and a Logan Circle entity whereby these entities no longer qualified as a VIE. As such, the entities were deemed to be a VOE and Fortress continued to consolidate them since the entities no longer had third party capital. Subsequently, these private equity fund entities and the Logan Circle entity were liquidated. During the year ended December 31, 2016, a credit PE fund entity was liquidated.

(G)
Includes an entity that is a VIE because the entity's equity investment at risk is determined to be insufficient. Fortress, as a result of directing the operations of the entity through its management contracts with certain funds, and providing financial support to the entity, was deemed to be its primary beneficiary.

(H)
As of December 31, 2016, for VIEs where Fortress is not the primary beneficiary, Fortress's investment included: (i) management fees receivable of $10.2 million which is comprised of less than $0.1 million, $8.6 million, $0.2 million and $1.3 million from the private equity funds, permanent capital vehicles, credit hedge funds and credit PE funds, respectively, (ii) incentive income receivable of $68.1 million which is comprised of $50.4 million and $17.7 million from the permanent capital vehicles and credit hedge funds, respectively, and (iii) expense reimbursements, dividends and other receivables of $12.8 million which is comprised of $11.2 million, $0.9 million, $0.1 million and $0.6 million from the permanent capital vehicles, credit hedge funds, credit PE funds and liquid hedge funds, respectively.

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
As of December 31, 2016, for VIEs where Fortress is the primary beneficiary, Fortress's investment included advances of $10.1 million to an operating subsidiary of one of the private equity funds. These advances are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.
As of December 31, 2015, for VIEs where Fortress was the primary beneficiary, Fortress's investment included: (i) management fees receivable of less than $0.1 million from Logan Circle, and (ii) advances of $10.1 million to an operating subsidiary of one of the private equity funds. These receivables and advances are eliminated in consolidation but still represent Fortress's economic exposure to the VIEs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	December 31, 2016	December 31, 2015	Valuation Method
Assets (within Investments)
Common shares of publicly traded permanent capital vehicles	$23,489	$20,518	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	—	1,082	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$23,489	$21,600
Options in equity method investees	$53,206	$30,427	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets)
Derivatives	19,087	22,146	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	(4,310)	(3,010)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	(5,018)	(2,201)	Level 2 - See below

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

The assumptions used in valuing the options at December 31, 2016 were:

	Risk-Free Rate	Dividend Yield (A)	Volatility
Drive Shack	1.0% - 2.2%	8.9% - 16.0%	32.6% - 53.7%
New Residential	1.0% - 2.3%	9.6% - 17.5%	13.1% - 28.7%
New Media	1.2% - 2.4%	7.9% - 10.4%	34.6% - 36.3%
New Senior	1.0% - 2.3%	9.1% - 18.2%	22.1% - 31.7%
Eurocastle	0.2% - 0.5%	6.7% - 8.8%	30.2%

(A)	Options which are due to expire prior to the expected payment of future dividends are valued using a 0.00% dividend yield.

All of the Drive Shack, New Residential, New Media and New Senior options were fully vested on issuance and become exercisable over thirty months and have a ten-year term. With the exception of Eurocastle's May 2013 options grant, which became exercisable in October 2013, all of the Eurocastle options were fully vested and exercisable on issuance, and have a ten-year term. All of the options held by Fortress in the publicly traded permanent capital vehicles incorporate effects of reverse stock splits or spin-offs.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain Drive Shack options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2016
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2007	116,334	$12.44 - $14.44	$645	110,029	—	110,029
2011	718,750	$1.00	$1,182	583,149	—	583,149
2012	1,121,250	$1.00	$2,017	949,997	—	949,997
2013	2,978,348	$2.32 - $3.57	$4,513	2,711,681	—	2,711,681
2014	765,416	$4.01	$360	765,416	—	765,416

Subsequent to December 31, 2016, Fortress granted tandem options in 1.2 million of the options it holds in Drive Shack to certain employees, which were valued at $2.2 million as of the grant date.

The following table summarizes certain New Residential options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2016
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2007	349,000	$29.92 - $33.80	$821	330,090	—	330,090
2012	3,363,750	$6.82 - $7.34	$11,768	25,000	—	25,000
2013	4,025,000	$10.24 - $11.48	$14,428	835,571	—	835,571
2014	1,437,500	$12.20	$1,604	1,437,500	258,750	1,178,750
2015	8,543,539	$15.25 - $15.88	$12,705	8,543,539	1,708,708	6,834,831
2016	2,000,000	$14.20	$2,262	2,000,000	—	2,000,000

Subsequent to December 31, 2016, Fortress granted tandem options in 0.4 million of the options it holds in New Residential to certain employees, which were valued at $0.9 million as of the grant date.

Subsequent to December 31, 2016, New Residential issued 56.5 million shares of its common stock in an offering at a price to the public of $15.00 per share. In connection with this filing, New Residential compensated Fortress for its successful efforts in raising capital for New Residential by granting options to Fortress to purchase 5.7 million shares of New Residential common stock at $15.00 per share, which were valued at $8.1 million as of the grant date. The options were fully vested upon issuance, become exercisable over thirty months and have a ten year term.

The following table summarizes certain New Senior options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2016
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2007	116,334	$52.28 - $59.94	$539	110,029	—	110,029
2011	718,750	$3.11 - $6.20	$4,535	465,832	—	465,832
2012	1,121,250	$6.68 - $7.77	$7,739	916,029	—	916,029
2013	2,978,348	$13.44 - $18.25	$17,328	2,978,338	—	2,978,338
2014	765,416	$19.91	$1,383	765,416	—	765,416
2015	2,011,409	$12.77	$2,978	2,011,409	402,282	1,609,127

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The following table summarizes New Media options held by Fortress:

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2016
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2014	745,062	$15.71	$2,963	745,062	92,751	652,311
2015	700,000	$21.70	$4,144	700,000	140,000	560,000
2016	862,500	$16.00	$2,288	862,500	—	862,500

Subsequent to December 31, 2016, Fortress granted tandem options in 0.2 million of the options it holds in New Media to certain employees, which were valued at $0.4 million as of the grant date.

The following table summarizes select Eurocastle options held by Fortress.

	Options Issued During Year of Grant	Public Offering Price/Option Strike Price	Fair Value of Options Issued at Grant Date	As of December 31, 2016
Year of Grant				Total	Tandem Options held by Employees	Available to Fortress
2013	1,500,000	€7.25	€4,807	1,500,000	—	1,500,000
2015	3,976,299	€7.85	€4,756	3,976,299	—	3,976,299

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

The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of December 31, 2016.

			Net Amounts of
		Gross Amounts Offset	Assets Presented
	Gross Amounts of	in the Consolidated	in the Consolidated	Cash Collateral
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of	Received as of	Net Amount as of
Offsetting of Derivative Assets	December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2016
Foreign exchange option contracts	$9,109	$(1,522)	$7,587	$—	$7,587
Foreign exchange forward contracts	11,500	—	11,500	—	11,500
	$20,609	$(1,522)	$19,087	$—	$19,087

			Net Amounts of
		Gross Amounts Offset	Liabilities Presented
	Gross Amounts of	in the Consolidated	in the Consolidated	Cash Collateral
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of	Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2016
Foreign exchange option contracts	$(1,946)	$1,368	$(578)	$—	$(578)
Foreign exchange forward contracts	(4,440)	—	(4,440)	—	(4,440)
	$(6,386)	$1,368	$(5,018)	$—	$(5,018)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A., Barclays Bank PLC and certain credit PE funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	December 31, 2016 (or year ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$7,587	$215,154	$473	Feb 17 - Feb 19
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(578)	$74,285	$(659)	Mar 17 - Mar 18
Foreign exchange forward contracts (JPY) (A)	Other assets	$10,517	$171,034	$10,517	Jan 17 - Sep 19
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(54)	$7,890	$(101)	Dec 17
Foreign exchange forward contracts (JPY)	Due to affiliates	$(3,403)	$67,680	$(3,403)	Nov 17
Foreign exchange forward contracts (CAD) (A)	Other assets	$983	$105,955	$983	Jun 17
Foreign exchange forward contracts (CAD)	Due to affiliates	$(983)	$105,955	$(983)	Jun 17

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the year ended December 31, 2016 related to contracts outstanding at period end.

Fortress's average gross notional amount outstanding for the year ended December 31, 2016 was $803.2 million of which $446.9 million relates to foreign exchange (JPY) derivative contracts used to economically hedge future estimated incentive income.

5. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	December 31, 2016
	December 31,		Interest	Stated	Amount
Debt Obligation	2016	2015	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$105,000	$75,000	LIBOR+1.75% (C)	Jan 2021	$167,332
Promissory note (D)	77,838	155,677	5.00%	Nov 2017	N/A
Total	$182,838	$230,677

(A)	The 2016 Credit Agreement is not collateralized by any assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized as of December 31, 2016.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $184.0 million as of December 31, 2016 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

In connection with the proposed Merger (see Note 12), Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

In January 2016, Fortress entered into a new $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility and repaid its then existing credit agreement which had $75.0 million outstanding as of December 31, 2015. The 2016 Credit Agreement is not collateralized by the assets of Fortress. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021.

In November 2015, Fortress purchased 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million, from Michael Novogratz, a former Principal, officer and director of Fortress who retired effective January 2016. In connection with this purchase, Fortress paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one-half of the principal amount was repaid in November 2016 and the remainder matures in November 2017.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Covenants

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

Fortress was in compliance with all of its debt covenants as of December 31, 2016. The following table sets forth the financial covenant requirements as of December 31, 2016.

	December 31, 2016
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,144	(A)
Consolidated Leverage Ratio	≤	2.50	0.58	(B)
Consolidated Interest Coverage Ratio	≥	4.00	30.20	(B)

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

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp. pursuant to a demand note, as amended. As of December 31, 2016, the outstanding balance was approximately $593.8 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

Fortress recognizes compensation expense from the issuance of RSUs over their vesting period.  Consequently, Fortress records an estimated income tax benefit associated with RSUs. However, Fortress is not entitled to an actual deduction on its income tax returns until a later date when the compensation is considered taxable to the employee. The actual income tax deduction can vary significantly from the amount recorded as an income tax benefit in earlier periods and is based on the value of the stock at the date the compensation is taxable to the employee.

Equity-based compensation resulted in $6.2 million, $12.5 million and $7.8 million of recognized current tax benefit for the years ended December 31, 2016, 2015 and 2014, respectively.

At each tax deduction date, Fortress is required to compare the amount of the actual income tax benefit to the estimated amount recognized earlier. Excess tax benefits associated with RSUs are credited to stockholders' equity to the extent that the actual tax benefit is greater than what was previously estimated. If the actual tax benefit is less than that estimated, which will occur if the price of the stock has declined during the vesting period, Fortress has a "tax shortfall." The tax shortfall must be charged to income tax expense to the extent Fortress does not have prior excess tax benefits (i.e., prior actual tax benefits associated with RSUs that were greater than the tax benefit of cumulative compensation cost).

Based on the value of the RSUs which vested and were delivered during the year ended December 31, 2016, Fortress had a tax shortfall of $2.5 million which was recorded as a reduction to paid-in capital. For the years ended December 31, 2015 and 2014, Fortress recorded $4.8 million and $3.5 million, respectively, to additional paid-in capital for excess tax benefits from RSUs delivered during the period and as a financing activity on the consolidated statements of cash flows.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal income tax expense (benefit)	$3,547	$8,552	$7,558
Foreign income tax expense (benefit)	15,280	19,570	12,258
State and local income tax expense (benefit)	5,750	7,335	5,175
	24,577	35,457	24,991
Deferred
Federal income tax expense (benefit)	8,243	23,209	(1,051)
Foreign income tax expense (benefit)	1,614	3,472	1,115
State and local income tax expense (benefit) (A)	(6,120)	(6,350)	(18,108)
	3,737	20,331	(18,044)
Total expense (benefit)	$28,314	$55,788	$6,947

(A)	During the year ended December 31, 2014, New York State enacted corporate tax law changes which increased the value of certain future tax benefits.

For the years ended December 31, 2016, 2015 and 2014, deferred income taxes of $(1.2) million, $0.4 million and $0.5 million were credited (debited) to other comprehensive income, primarily related to foreign currency translation. Current income tax benefits of $0.8 million, $1.7 million and $0.7 million were credited to paid-in capital in those years, respectively, related to dividend equivalent payments on RSUs (Note 9), as applicable, which are currently deductible for income tax purposes.

Fortress established deferred tax assets in connection with its initial public offering and related transactions in 2007, as well as in connection with its subsequent public offering of shares. These transactions resulted in increases to the tax basis of FIG Corp.'s

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during 2016 through (i) the delivery of vested RSUs (Note 8) and (ii) the conversion of Fortress Operating Group units by a former senior employee (Note 9) partially offset by the repurchase and cancellation of Class A shares and FOGUs.

In November 2015, Fortress purchased from Mr. Novogratz 56.8 million Fortress Operating Group units and corresponding Class B shares at $4.50 per share, or an aggregate amount of $255.7 million. All of the Fortress Operating Group units and corresponding Class B shares were canceled and ceased to be outstanding. Additionally, in 2015 Fortress delivered Class A shares for vested RSUs (Note 8). As a result, FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during the year ended December 31, 2015. FIG Corp. decreased its ownership in the underlying Fortress Operating Group entities during the year ended December 31, 2014 as a result of the purchase of Class A shares from Nomura. This decrease was offset by an increase from the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. As a result of the changes in ownership, the deferred tax asset was increased (decreased) by $0.6 million, $17.2 million and $(8.0) million with offsetting increases (decreases) of less than$0.1 million, $2.2 million and $(3.5) million to the valuation allowance (described below), in 2016, 2015 and 2014, respectively. In addition, the deferred tax asset was increased by $0.2 million, $13.3 million and $48.5 million related to a step-up in tax basis due to the share purchase and exchanges which will result in additional tax deductions, with offsetting increases in the valuation allowance of less than $0.1 million, $0.9 million and $0.9 million, while the liability for the tax receivable agreement was increased by less than $0.1 million, $0.1 million and $39.1 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2016, 2015 and 2014, respectively.

The realization of the deferred tax assets is dependent on the amount of Fortress's future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress's estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of  the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress's federal taxable income for historical periods before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2012	$80.9
2013	90.7
2014	150.9
2015	124.7
2016: Estimated	150.3
2017 - 2024: Average Required	$77.4

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2016	2015

Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$193,351	$214,625
Other assets	8,338	6,770
Principals' (and a former senior employee's) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	81,669	85,501
Other assets	3,366	3,340
Compensation and benefits	11,441	12,776
Options in affiliates	29	2,767
Partnership basis differences (A)	135,354	121,288
Other	27,306	22,692
Gross deferred tax assets	460,854	469,759
Less:
Valuation allowance	(27,819)	(39,616)
Deferred tax liabilities (B)	(8,791)	(3,041)
Deferred tax assets, net	$424,244	$427,102

(A)	Difference in book and tax basis from underlying partnership investments.

(B)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2014	$13,072
Due to FIG Corp. ownership change	3,095
Net increases (A)	23,449
Valuation Allowance at December 31, 2015	$39,616
Due to FIG Corp. ownership change	(7)
Net decreases (A)	(11,790)
Valuation Allowance at December 31, 2016	$27,819

(A)
Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance or reversal thereof.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fortress’s effective income tax expense rate is impacted by a variety of factors including, but not limited to, changes in the mix of businesses producing income or loss, which may be subject to tax at different rates, and related changes to Fortress’s structure. A reconciliation of the U.S. federal statutory income tax expense rate to Fortress’s effective income tax expense rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
(Income) loss passed through to stockholders	(8.0)%	(14.8)%	(18.0)%
State and local income taxes	5.9%	3.8%	6.1%
Change in tax rate on certain deferred tax benefits (A)	(5.7)%	(5.8)%	(16.1)%
Tax receivable agreement liability adjustment (B)	2.1%	1.6%	10.7%
Foreign taxes	4.3%	6.6%	6.5%
Deferred tax asset write-off (C)	—%	—%	14.0%
Valuation allowance (C)(D)	(9.7)%	17.5%	(31.7)%
Other	(0.7)%	(2.3)%	(0.1)%
Effective income tax rate (E)	23.2%	41.6%	6.4%

(A)	Includes the effects of changes in state and local apportionment and enacted legislative changes to New York State corporate taxation in 2014 which increased the value of certain future tax benefits.

(B)	Relates to the tax receivable agreement discussed below, which is not tax deductible and represents a significant permanent tax/GAAP difference.

(C)	In 2014, write-off of deferred tax assets relating to public offering basis difference, fully offset by a reversal of the related valuation allowance. See footnote (D).

(D)
Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance, or the reversal thereof.

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

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions that occurred prior to Fortress's initial public offering, and related tax effects, a $393.0 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on transactions of the nature described above and for payments under the agreement. In connection with the tax return filed for the year ended December 31, 2015, $35.5 million was due to the Principals under the tax receivable agreement, of which $27.8 million was paid in 2016. The remaining $7.7 million has yet to be paid. In connection with tax returns filed for the years ended December 31, 2014 and 2013, $31.1 million (paid in 2015) and $24.1 million (paid in 2014) was paid to the Principals under the tax receivable agreement (including interest), respectively. For the tax year ended December 31, 2016, the payment which is expected to become due pursuant to the tax receivable agreement is approximately $27.7 million subject to the finalization of Fortress's 2016 tax return. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced. For the year ended December 31, 2016, $7.2 million was recognized as a result of an increase in the tax receivable agreement liability mainly attributable to the changes in tax rates and realization of certain tax benefits.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
December 31, 2016	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
Management fees and incentive income (A)	$46,010	$59,001	$109,910	$20,260	$41	$1,041	$—	$236,263
Expense reimbursements (A)	30,306	8,417	13,013	14,668	849	108	—	67,361
Dividends and distributions	—	298	—	—	—	—	—	298
Other	—	2,523	—	—	—	—	14,188	16,711
Total	$76,316	$70,239	$122,923	$34,928	$890	$1,149	$14,188	$320,633

	Private Equity		Credit		Liquid
		Permanent	Hedge	PE	Hedge	Logan
December 31, 2015	Funds	Capital Vehicles	Funds	Funds	Funds	Circle	Other (B)	Total
Management fees and incentive income (A)	$41,706	$49,578	$55,864	$20,540	$5,880	$452	$—	$174,020
Expense reimbursements (A)	35,982	11,052	13,250	16,006	1,867	129	—	78,286
Dividends and distributions	—	270	—	—	—	—	—	270
Other	—	2,383	—	—	—	—	18,852	21,235
Total	$77,688	$63,283	$69,114	$36,546	$7,747	$581	$18,852	$273,811

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.6 million as of December 31, 2016, respectively, and of $12.2 million and $6.8 million as of December 31, 2015, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

As of December 31, 2016, amounts due from Fortress Funds recorded in Due from Affiliates included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent 6% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

As of December 31, 2016, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.6 million in private equity general and administrative expenses due from another Fortress Fund, which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	December 31, 2016	December 31, 2015
Principals - tax receivable agreement - Note 6	$244,325	$264,625
Principals - Principal Performance Payments - Note 8	36,698	42,234
Distributions payable on Fortress Operating Group units - Note 9	—	7,739
Other	31,259	4,360
General partner liability - Note 10	48,487	46,260
Total	$360,769	$365,218

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Other Related Party Transactions

For the years ended December 31, 2016, 2015 and 2014, Other Revenues included $5.5 million, $5.5 million and $2.5 million, respectively, of revenues from affiliates, primarily interest and dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Fortress pays these costs directly and is reimbursed by the related Fortress Funds.

Certain Portfolio Companies and Fortress Funds are co-owned by, have merged with, and/or have engaged in transactions (including loans) with, other Portfolio Companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between Portfolio Companies take advantage of relevant expertise possessed by these entities. In some instances, Portfolio Companies have entered into contracts with other Portfolio Companies or with certain of Fortress's equity method investees to provide services to, or receive services from, these entities, including asset management, consulting, loan servicing and others. These contracts were entered into because the entity providing the service possessed relevant expertise.

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2016, 2015 and 2014, Fortress waived $1.9 million, $1.6 million and $1.5 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress's consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of Fortress received no loan origination fees during 2016 and less than $0.1 million for 2015 and 2014.

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

Outstanding advances (including principal and accrued interest) can be summarized as follows:

	December 31,
	2016	2015
Amount outstanding	$10.1 million	$12.6 million
Range of interest rates	LIBOR +4% to LIBOR +5%	LIBOR +4% to LIBOR + 5%

During 2016, Fortress advanced $2.6 million to senior employees who are not officers of Fortress. The advances bear interest at rates up to LIBOR+4.5%. All principal and interest is due and payable no later than February 2020. In addition, six senior employees repaid advances aggregating $3.4 million. Subsequent to December 31, 2016, Fortress advanced $2.0 million to a senior employee (who is not an officer).

During 2015, Fortress advanced $7.0 million to four of its senior employees who are not officers. These advances bear interest ranging from LIBOR +4.0% to LIBOR +5.0%. All principal and interest is due and payable no later than February 2019. In addition, three senior employees repaid advances aggregating $0.2 million.

During the fourth quarter of 2016, a senior employee was granted an economic interest in a consolidated subsidiary, which was valued at less than $0.1 million as of the grant date.

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
DECEMBER 31, 2016
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

Certain employees work solely on the Principals' personal financial matters, and the Principals and one former Principal reimburse Fortress for the expense attributable to them. The total amount of such expenses was $2.4 million, $5.2 million and $3.5 million in 2016, 2015 and 2014, respectively.

Certain Fortress subsidiaries may, from time to time, be required to pay taxes to various tax jurisdictions on behalf of its members, which include the Principals and other senior employees. These taxes are subject to reimbursement from the members and are collected periodically. The amounts subject to reimbursement aggregate $0.9 million, $3.2 million and $1.1 million in 2016, 2015 and 2014, respectively.

Two of the Principals leased or indirectly owned aircraft that Fortress chartered from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the funds, depending on the purposes of the trip, paid market rates for the charters. With respect to one of the Principals, these amounts totaled $2.2 million, $2.6 million and $2.2 million in 2016, 2015 and 2014, respectively. With respect to the other Principal, these amounts totaled $0.5 million, $0.6 million and $0.6 million in 2016, 2015 and 2014, respectively. The operators remitted a portion of these amounts to the Principals.

In addition to the other transactions discussed above, the Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets and personnel for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.0 million, $0.0 million and $0.4 million in 2016, 2015 and 2014, respectively.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology related assets for $1.7 million, with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in 2017. This resulted in a $1.7 million gain included in gains (losses) on the consolidated statement of operations for the year ended December 31, 2016. Fortress could also receive an additional cash payment of $0.5 million (resulting in $2.2 million of total consideration) in 2017, which is subject to certain conditions being met in 2017.

Redeemable Non-Controlling Interests

The following table represents the activity in Redeemable Non-controlling Interests:

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$—	$1,717
Capital contributions (distributions)	—	(1,711)
Redeemable Non-controlling Interests in income (loss) of consolidated subsidiaries	—	(6)
	$—	$—

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress's consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2016	2015
Fortress Operating Group units held by the Principals and a former senior employee (see Note 9)	$289,540	$307,539
Employee interests in majority owned and controlled fund advisor and general partner entities	32,711	61,833
Other	1,253	1,747
Total	$323,504	$371,119

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2016	2015
Fortress Operating Group equity	$694,639	$764,429
Less: Others' interests in equity of consolidated subsidiaries	(33,964)	(63,580)
Total Fortress shareholders' equity in Fortress Operating Group	$660,675	$700,849
Fortress Operating Group units outstanding (A)	169,207,335	169,514,478
Class A shares outstanding	216,891,601	216,790,409
Total	386,098,936	386,304,887
Fortress Operating Group units as a percent of total (B)	43.8%	43.9%
Equity of Fortress Operating Group units held by the Principals and a former senior employee (see Note 9)	$289,540	$307,539

(A)	Held by the Principals and a former senior employee (see Note 9); exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.2% and 56.1% of Fortress Operating Group as of December 31, 2016 and 2015, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2016	2015	2014
Fortress Operating Group units held by the Principals and a former senior employee	$85,793	$102,507	$135,029
Employee interests in majority owned and controlled fund advisor and general partner entities	459	843	4,657
Other	(52)	(221)	270
Total	$86,200	$103,129	$139,956

The Fortress Operating Group portion of these interests is computed as follows:

	Year Ended December 31,
	2016	2015	2014
Fortress Operating Group net income (loss)	$196,046	$219,209	$263,030
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(407)	(622)	(4,927)
Redeemable Non-controlling interests in (income) loss of consolidated subsidiaries	—	6	709
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$195,639	$218,593	$258,812
Fortress Operating Group as a percent of total (A)	43.9%	46.9%	52.2%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee	$85,793	$102,507	$135,029

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The following discloses the effects of changes in Fortress's ownership interest in Fortress Operating Group on Fortress's equity:

	Year Ended December 31,
	2016	2015	2014
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress's shareholders' equity for the purchase of Fortress Operating Group units from one Principal	$—	$63,850	$—
Increase in Fortress's shareholders' equity for the delivery of Class A shares primarily in connection with vested RSUs	3,596	9,595	5,835
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	—	53,510
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	(3,708)	—	(101,156)
Dilution impact of equity transactions	(112)	73,445	(41,811)
Increase in Fortress's shareholders' equity for the conversion of Fortress Operating Group units by a former senior employee (see Note 9)	434	—	—
Total transfers (to) from the Principals' and Others' Interests	322	73,445	(41,811)
Net income attributable to Class A shareholders	94,442	78,492	100,966
Change from transfers (to) from the Principals’ and Others' Interests and from net income attributable to Class A shareholders	$94,764	$151,937	$59,155

8. EQUITY-BASED AND OTHER COMPENSATION

Fortress's total compensation and benefits expense, including Principal Performance Payments (described below), is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Equity-based compensation, per below	$29,208	$38,407	$38,157
Profit-sharing expense, per below	239,116	203,759	269,162
Discretionary bonuses	250,793	239,153	239,561
Other payroll, taxes and benefits	254,553	262,543	248,481
	$773,670	$743,862	$795,361

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. As of December 31, 2016, a total of 57,260,160 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met.

		Service	Entitled to		December 31, 2016
	Type of	Conditions	Dividends		Unvested Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	8,531,645
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	8,781,534
Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	20,380
Non- Employees (employees of affiliates and former employees)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	48,970

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

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic forfeiture and turnover rates within Fortress, adjusted for the expected effects of the grants on turnover, the actual price of Fortress’s shares, the economic environment and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date, incorporating updated information on actual forfeiture rates incurred and the remaining vesting period of certain grants. These reviews resulted in changes in estimated forfeiture factors in 2016 and 2015 which did not materially impact equity based compensation expense. The review in 2014 resulted in an increase in equity-based compensation expense of $2.2 million.

The estimated forfeiture factors which Fortress used for the years ended December 31, 2016, 2015 and 2014 were (i) a range of 0% to 38% for non-dividend paying RSUs and (ii) a range of 0% to 22% for dividend paying RSUs.

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
DECEMBER 31, 2016
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

	2016	2015	2014
Initial dividend rate	7.6%	4.3%	4.0%
Dividend growth rate	0.0%	6.3%	5.0%
Risk-free discount rate	0.5%	0.6%	0.3%

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

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2013	19,228,466	$4.14	14,500	$3.12
2014
Issued	8,415,043	$7.19	237,498	$7.18
Transfers	(152,313)	$5.09	152,313	$5.64
Converted to Class A shares	(5,591,854)	$3.81	(7,437)	$3.28
Forfeited	(1,745,596)	$3.87	—	—
Outstanding at December 31, 2014	20,153,746	$5.52	396,874	$6.51

2015
Issued	11,925,660	$6.89	111,540	$7.61
Transfers	—	—	—	—
Converted to Class A shares	(7,966,543)	$4.59	(186,136)	$6.78
Forfeited	(3,185,694)	$5.51	—	—
Outstanding at December 31, 2015	20,927,169	$6.66	322,278	$6.74

2016
Issued	2,670,695	$3.56	—	—
Transfers	—	—	—	—
Converted to Class A shares	(5,977,110)	$6.13	(131,884)	$7.38
Forfeited	(307,575)	$6.02	(141,424)	$5.46
Outstanding at December 31, 2016 (B)	17,313,179	$6.37	48,970	$7.61

	Year Ended December 31,
	2016	2015	2014
Expense incurred (B)
Employee RSUs	$25,083	$30,571	$22,925
Non-Employee RSUs	(160)	1,369	1,428
Principal Performance Payments (C)	4,142	6,406	13,307
Granted Class A Shares (D)	—	—	497
Restricted Shares (E)	143	61	—
Total equity-based compensation expense	$29,208	$38,407	$38,157

(A)	Represents the weighted average grant date estimated fair value per share or unit.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of December 31, 2016 of $57.5 million, with a weighted average recognition period of 3.5 years.

(C)
Approximately 0.5 million RSUs were earned for each year as Principal Performance Payments based on 2016, 2015 and 2014 results, respectively. These RSUs were granted subsequent to each year end. Subsequent to December 31, 2016, Fortress issued 1.1 million Class A shares to the Principals in connection with the vesting of dividend paying RSUs.

(D)	Represents expense associated with vested Class A shares granted during the year ended December 31, 2014.

(E)
Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years, with final vesting in July 2017. Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively) and therefore are not included above.

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Compensation Plan, as amended. The Logan Circle Compensation Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards would be expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through December 31, 2016, no compensation expense was recognized under this plan as the satisfaction of the performance condition and granting of the award were not considered to be probable. Subsequent to December 31, 2016, the Logan Circle Compensation Plan was amended to extend the period to achieve performance targets through 2018.

Subsequent to December 31, 2016, Fortress granted 1.8 million RSUs to its employees. These RSUs vest over a period of three years.

Principal Performance Payments

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

Pursuant to the new employment agreements, each Principal receives annual compensation of $0.2 million. The Principals' employment agreements contain customary post-employment non-competition and non-solicitation covenants. In order to ensure the Principals' compliance with such covenants, an amount equal to 50% of the after-tax cash portion of any Principal Performance Payments are subject to mandatory investment in Fortress-managed funds, and such invested amounts will serve as collateral against any breach of those covenants.

In October 2016, each of the Principals executed new employment agreements with Fortress. These agreements create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the employment agreements which expired on December 31, 2016. The Fortress Board of Directors also approved certain amendments to the Principal Compensation Plan that (i) removes the vesting requirement for future issuances of equity under the plan, which means that any future equity based payments to Principals will be made in the form of Class A shares rather than RSUs, to the extent permitted under relevant IRS regulations and (ii) provides that all awards relating to 2017 and after will be based on 20% of fund management distributable earnings regardless of whether a Principal sponsors a fund or is the named Chief Investment Officer of the fund.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The expense for Principal Performance Payments was comprised of the following:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Equity-Based Compensation	Profit Sharing Expense	Total	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$927	$12,211	$13,138	$385	$19,395	$19,780
Credit business	3,215	23,581	26,796	6,076	21,965	28,041
Liquid hedge fund business	—	—	—	(55)	—	(55)
Total	$4,142	$35,792	$39,934	$6,406	$41,360	$47,766

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Private equity funds	$—	$245	$303
Permanent capital vehicles (A)	18,078	5,455	13,221
Credit hedge funds	50,213	35,802	59,819
Credit PE funds	134,307	119,668	137,091
Liquid hedge funds	726	1,229	29,347
Principal Performance Payments (B)	35,792	41,360	29,381
Total	$239,116	$203,759	$269,162

(A)
Includes rights in options held in the publicly traded permanent capital vehicles (tandem options) that are granted to certain Fortress employees. The fair value and changes thereto are recorded as profit sharing compensation expense.

(B)	Relates to all applicable segments.

401(K) Plan

Fortress has established a tax qualified retirement plan (the "401(K) Plan") that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $4.8 million to the 401(K) Plan in 2017 related to employee contributions made in 2016. Similarly, Fortress contributed $4.8 million and $4.7 million related to employee contributions in 2015 and 2014, respectively.

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

Substantially all of Fortress's business is conducted at the Fortress Operating Group ("FOG") level and FOG's net income (loss) is allocated pro rata between the Fortress Operating Group units held by the Registrant, on the one hand, and the Principals and a former senior employee, on the other hand. The FOG income allocated to the Principals and a former senior employee is not subject to corporate income tax. A substantial portion of the Registrant's income is allocated to FIG Corp. and is subject to U.S federal and state income taxation (taxed at prevailing rates), while the remainder of the Registrant’s portion of FOG income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

The primary difference between basic and diluted earnings per share ("EPS"), if any, is income tax related. If the Principals and a former senior employee converted all of their Fortress Operating Group units into Class A shares, their portion of FOG’s income would become subject to corporate level taxation. Certain permanent differences in the Registrant's tax calculation are not based on FIG Corp.'s ownership percentage of FOG. Thus, the effective tax rate changes when more income or loss is allocated to FIG Corp. This change in the effective tax rate results in incremental per share income or loss in the diluted EPS calculation, depending on whether the Registrant has income tax expense or benefit for the period. The comparison of the Registrant's effective tax rate and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and a former senior employee.

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2016
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	216,431,428	216,431,428
Fully vested restricted Class A share units with dividend equivalent rights	644,550	644,550
Restricted Class A shares	838,775	838,775
Fortress Operating Group units exchangeable into Class A shares (1)	—	169,417,971
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	3,012,808
Total weighted average shares outstanding	217,914,753	390,345,532
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$94,442	$94,442
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(2,086)	(2,086)
Add back Principals’ and others’ interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	54,357
Net income (loss) available to Class A shareholders	$92,356	$146,713
Weighted average shares outstanding	217,914,753	390,345,532
Basic and diluted net income (loss) per Class A share	$0.42	$0.38

	Year Ended December 31, 2015
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	212,464,539	212,464,539
Fully vested restricted Class A share units with dividend equivalent rights	3,272,595	3,272,595
Restricted Class A shares	766,420	766,420
Fortress Operating Group units exchangeable into Class A shares (1)	—	220,416,315
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,766,905
Total weighted average shares outstanding	216,503,554	442,686,774
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$78,492	$78,492
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(3,415)	(3,415)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	49,545
Net income (loss) available to Class A shareholders	$75,077	$124,622
Weighted average shares outstanding	216,503,554	442,686,774
Basic and diluted net income (loss) per Class A share	$0.35	$0.28

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

(1)
The Fortress Operating Group units not held by Fortress (that is, those held by (i) the Principals and (ii) a former senior employee through September 2016) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method, which includes the income tax effects of nondiscretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

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

Period	Share Units
Year Ended December 31, 2016	9,081,237

Year Ended December 31, 2015	12,139,050

Year Ended December 31, 2014	13,310,978

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

In 2016 and 2014, in connection with the delivery of vested RSUs, Fortress paid $6.7 million and $3.6 million, respectively, of statutory withholding tax on behalf of employees. As a result, Fortress only issued 2.2 million Class A shares in 2016 and 0.5 million Class A shares in 2014 in satisfaction of 3.9 million and 1.1 million, respectively, of RSUs originally granted. These payments are treated as a financing activity on the consolidated statement of cash flows since it had the same effect as if Class A shares were repurchased.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2016	2015	2014	2016	2015
Class A shares	216,431,428	212,464,539	207,907,352	216,004,734	216,061,061
Restricted Class A shares (directors)	838,775	766,420	1,016,240	886,867	729,348
Restricted Class A share units (employees) (A)	644,550	3,272,595	1,379,649	467,930	1,360,960
Restricted Class A share units (employees) (B)	8,002,595	10,023,561	7,017,047	8,063,715	9,174,707
Fortress Operating Group units (Principals and a former senior employee)	169,417,971	220,416,315	231,162,793	169,207,335	169,514,478
Total	395,335,319	446,943,430	448,483,081	394,630,581	396,840,554

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded an estimated liability, as of the date of the agreement (included in Other liabilities on the consolidated balance sheets) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares. During the years ended December 31, 2016 and 2015, Fortress paid $10.6 million and $9.7 million, respectively, to Nomura related to the estimated liability pursuant to the terms of the purchase agreement.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Dividends and distributions during the years ended December 31, 2016 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2016:
Dividends on Class A shares	$—	$99,602	$—	$99,602
Dividend equivalents on restricted Class A share units (A)	66	3,712	127	3,839
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	7,739	103,818	—	103,818
Total distributions	$7,805	$207,132	$127	$207,259

2015:
Dividends on Class A shares	$—	$131,019	$—	$131,019
Dividend equivalents on restricted Class A share units (A)	—	9,754	133	9,887
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	—	174,275	7,739	182,014
Total distributions	$—	$315,048	$7,872	$322,920

2014:
Dividends on Class A shares	$—	$101,864	$—	$101,864
Dividend equivalents on restricted Class A share units (A)	—	3,996	—	3,996
Distributions to Fortress Operating Group unit holders (Principals and a former senior employee) (B)	5,160	136,748	—	136,748
Total distributions	$5,160	$242,608	$—	$242,608

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statements of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and a former senior employee).

The base quarterly cash dividends related to each of the quarters of 2016 were $0.09 per Class A share. In addition to the base quarterly cash dividend of $0.09 per Class A share, a special cash dividend of $0.11 per Class A share was declared for the first quarter of 2016. The dividend for the fourth quarter of 2016 will be paid on March 21, 2017 to holders of record of Class A shares on March 15, 2017. The base quarterly cash dividend related to each of the quarters of 2015 and 2014 were $0.08 per Class A share. In addition to the base quarterly cash dividend of $0.08 per Class A share, a special cash dividend of $0.18 per Class A share was declared for the second quarter of 2014 and a special cash dividend of $0.30 per share was declared for the fourth quarter of 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
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

General Partner Liability — Certain of Fortress's consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 3), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on Fortress's balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment. See "Litigation" below.

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress's interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded as of December 31, 2016 and 2015 was $48.5 million and $46.3 million, respectively.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2016, individually and in the aggregate, will not materially affect Fortress's results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress's role as investment manager.

Regulatory Matters — In the ordinary course of business, Fortress and its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $143.0 million as of December 31, 2016, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment — Incentive income received from certain Fortress Funds, primarily the private equity funds and credit PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11.

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

Debt Covenants — Fortress’s debt agreements contain various customary loan covenants (Note 5). Fortress was in compliance with all of its existing credit agreement covenants as of December 31, 2016.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Various dates through October 2032	Various dates through March 2026
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	10 months	1 - 16.5 months
Leasehold improvement incentives	$12,499	$2,883
Renewal periods	Up to 5 years - some have none	Up to 5 years - some have none

Minimum future rental payments (excluding expense escalations) under these leases as of December 31, 2016 are as follows:

Year Ending December 31,
2017	$17,864
2018	25,630
2019	24,872
2020	24,614
2021	23,685
Thereafter	245,510
Total	$362,175

Rent expense, including operating expense escalations, during the years ended December 31, 2016, 2015 and 2014 was $27.3 million, $29.6 million and $23.7 million respectively, and was included in General, Administrative and Other Expense.

Fortress sublet a portion of its office space at a loss and recorded lease related charges of $0.5 million to General, Administrative, and Other expense for the year ended December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

11. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle.

The amounts not allocated to a segment consist primarily of interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

(iv)	for 2015, subtracting the gain on transfer of Graticule,

Expenses

(v)
adding or subtracting the employee profit sharing portion of (a) incentive income described in (i) above to match the timing of the expense with the revenue, (b) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (c) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(vi)
adding back equity-based compensation expense (including grants to employees of tandem options in the publicly traded permanent capital vehicles, grants to employees of equity interests in Fortress Funds and portfolio company investments, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

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

Management believes only the incentive income related to realized fund income should be considered available for distribution, subject to a possible reserve, determined on a fund by fund basis, as necessary, for potential future clawbacks deemed to have more than a remote likelihood of occurring by Fortress's CODM as described below. As such, distributable earnings generally includes incentive income to the extent it relates to paid or declared distributions from Fortress Funds' investments that have been monetized through sale or financing. This type of incentive income is not recorded as revenue for GAAP purposes, under the revenue recognition method Fortress has selected, until the possibility of a clawback is resolved. This GAAP method is not completely reflective of value created during the period which is available for distribution as it disregards the likelihood that any contingent repayment will in fact occur.

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

Total segment assets are equal to total GAAP assets adjusted for:

(i)
any difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and net asset value for nonpublic investments,

(ii)
employees' and others’ portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals' and others' interests in equity of consolidated subsidiaries) but net for segment reporting purposes,

(iii)
the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above, and

(iv)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling item in (i)(b) above.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Distributable Earnings Impairment

For purposes of this discussion, the term "private equity funds" includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, permanent capital vehicles and credit PE funds.

Pursuant to the definition of Distributable Earnings ("DE") above, impairment is taken into account in the calculation in two ways: first, in section (i)(a) regarding private equity and credit PE incentive income, and, second, in section (ii)(a) regarding equity method investments in private equity funds and credit PE funds. Pursuant to section (ii)(a), distributable earnings does not include unrealized losses from investments in private equity funds and credit PE funds, unless an impairment is required to be recognized.

Investments in Private Equity Funds and Credit PE Funds

Unrealized changes in the value of investments in private equity funds and credit PE funds are not recorded through distributable earnings, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value ("NAV") of a fund or the fair market value of the publicly traded permanent capital vehicle attributable to Fortress's investment is less than its cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the "other than temporary" impairment criteria in a manner similar to the one specified for accounting for certain debt and equity securities under GAAP. As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis.

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

Fortress's CODM has defined "remote" in this context to mean that management does not believe there is a reasonable likelihood of a clawback and therefore its base case expectations of a fund’s performance do not include a promote clawback. This is an easier threshold to meet than the "other than temporary" threshold used for estimating investment impairment. Management's base case expectations are generally not greatly impacted by short-term volatility in the value of a fund’s portfolio companies, including the market prices of the shares of publicly traded portfolio companies, unless either (a) the operating performance of the underlying company, or the value of its assets, are expected to be impacted on a long-term basis (long-term being defined in relation to the remaining life of a given fund), or (b) the value has been depressed below a breakeven point (as described below) for a period in excess of 6-9 months (as circumstances and other factors dictate). These criteria reflect the CODM's belief that short term changes in the values of portfolio companies do not have a material impact on the likelihood of a clawback, absent deterioration in such companies’ operating performance or in the value of their underlying assets.

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

Clawback Reserve on Incentive Income for DE Purposes

As of December 31, 2016, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 3). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

Impairment Determination and Embedded Gain/Loss

During the years ended December 31, 2016, 2015 and 2014 Fortress recorded $3.7 million, $6.3 million and $2.7 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of December 31, 2016, Fortress had $1.8 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2016,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $433.5 million, representing net unrealized gains.

Embedded Incentive Income

As of December 31, 2016, Fortress had $1.2 billion of gross undistributed incentive income and no intrinsic clawback (Note 3). In addition, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 4) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $30.3 million of gross additional distributable earnings, or $28.8 million net of employee interests, based on their respective December 31, 2016 closing prices.

In addition, Fortress has foreign exchange derivative contracts, related to Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized gain of $14.1 million as of December 31, 2016. If these contracts would have been settled as of December 31, 2016, Fortress would have increased gross distributable earnings by $14.1 million, or by $8.5 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress's segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

	Private Equity		Credit
	Funds	Permanent Capital Vehicles	Hedge Funds	PE Funds	Liquid Hedge Funds	Logan Circle	Unallocated		Total
December 31, 2016 and the Year then Ended
Segment revenues
Management fees	$93,816	$110,239	$149,860	$125,648	$14,275	$57,141	$—		$550,979
Incentive income	—	67,338	131,224	240,938	1,035	537	—		441,072
Segment revenues - total	$93,816	$177,577	$281,084	$366,586	$15,310	$57,678	$—		$992,051

Fund management distributable earnings (loss) before earnings from Affiliated Manager and Principal Performance Payments (B)	$58,419	$82,513	$124,423	$111,386	$(14,067)	$3,765	$—		$366,439

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$58,419	$82,513	$124,423	$111,386	$591	$3,765	$—		$381,097

Fund management distributable earnings (loss)	$58,394	$70,328	$104,929	$107,299	$591	$3,765	$—		$345,306

Pre-tax distributable earnings (loss)	$59,441	$72,934	$110,722	$127,070	$(1,696)	$4,033	$(10,167)		$362,337

Total segment assets	$610,953	$157,458	$188,551	$253,038	$77,189	$48,487	$900,765	(A)	$2,236,441

December 31, 2015 and the Year then Ended
Segment revenues
Management fees	$115,627	$96,263	$134,054	$117,740	$64,208	$53,995	$—		$581,887
Incentive income	691	105,603	84,588	244,308	912	211	—		436,313
Segment revenues - total	$116,318	$201,866	$218,642	$362,048	$65,120	$54,206	$—		$1,018,200

Fund management distributable earnings (loss) before earnings from Affiliated Manager and Principal Performance Payments (B)	$71,850	$122,103	$98,252	$125,635	$(19,406)	$(1,163)	$—		$397,271

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$71,850	$122,103	$98,252	$125,635	$(10,814)	$(1,163)	$—		$405,863

Fund management distributable earnings (loss)	$71,850	$102,708	$82,873	$118,625	$(10,814)	$(1,163)	$—		$364,079

Pre-tax distributable earnings (loss)	$72,146	$104,529	$84,934	$139,327	$(3,410)	$(2,120)	$(4,581)		$390,825

Total segment assets	$709,677	$121,986	$118,993	$277,038	$169,119	$51,928	$852,136	(A)	$2,300,877

Year Ended December 31, 2014
Segment revenues
Management fees	$136,110	$69,360	$113,825	$96,715	$137,908	$46,996	$—		$600,914
Incentive income	2,854	65,448	121,768	254,461	16,067	106	—		460,704
Segment revenues - total	$138,964	$134,808	$235,593	$351,176	$153,975	$47,102	$—		$1,061,618

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$88,081	$44,577	$106,346	$111,442	$25,443	$(6,582)	$—		$369,307

Fund management distributable earnings (loss)	$88,081	$38,990	$87,244	$108,765	$23,851	$(6,582)	$—		$340,349

Pre-tax distributable earnings (loss)	$183,078	$40,976	$85,988	$121,669	$22,371	$(5,267)	$(2,757)		$446,058

(A)
As of December 31, 2016, unallocated assets included cash of $387.5 million and net deferred tax assets of $424.2 million. As of December 31, 2015, unallocated assets included cash of $334.4 million and net deferred tax assets of $427.1 million.

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Year Ended December 31,
	2016	2015	2014
Fund management distributable earnings	$345,306	$364,079	$340,349
Investment income (loss)	27,410	31,026	108,914
Interest expense	(10,379)	(4,280)	(3,205)
Pre-tax distributable earnings	362,337	390,825	446,058

Adjust incentive income
Incentive income received from or declared by private equity funds, the private permanent capital vehicle through IPO in May 2015 vehicle and credit PE funds, subject to contingent repayment	(240,938)	(245,447)	(255,533)
Incentive income received from third parties, subject to contingent repayment	(7,371)	(4,299)	(652)
Incentive income from private equity funds, the private permanent capital vehicle through IPO in May 2015 and credit PE funds, not subject to contingent repayment	169,474	219,032	171,387
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	—	—	—
Incentive income from third parties, not subject to contingent repayment	13,793	3,524	—
Incentive income received related to the exercise of options	(4,391)	(57,999)	(8,735)
Reserve for clawback, gross (see discussion above)	—	—	(1,999)
	(69,433)	(85,189)	(95,532)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(25,310)	(34,852)	(71,810)
Earnings (losses) from equity method investees*	(38,396)	(46,255)	68,452
Gains (losses) on options in equity method investees	22,621	(5,888)	(29,913)
Gains (losses) on other investments	1,792	(6,900)	(14,069)
Impairment of investments (see discussion above)	3,682	6,301	2,701
Adjust income from the receipt of options	4,550	25,158	6,310
Gain on transfer of Graticule (see Note 1)	—	134,400	—
	(31,061)	71,964	(38,329)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense	(30,907)	(34,260)	(30,610)
Adjust employee portion of incentive income from private equity funds, private permanent capital vehicle through IPO in May 2015 and credit PE funds, accrued prior to the realization of incentive income	(12,678)	1,711	(5,550)
	(43,585)	(32,549)	(36,160)

Adjust for the transfer of interest in Graticule (see Note 1)	—	(101,000)	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(2,636)	(1,261)	(81)
Adjust non-controlling interests related to Fortress Operating Group units	(85,793)	(102,507)	(135,029)
Adjust tax receivable agreement liability	(7,223)	(6,141)	(33,116)
Adjust income taxes and other tax related items	(28,164)	(55,650)	(6,845)
Total adjustments	(267,895)	(312,333)	(345,092)
Net Income Attributable to Class A Shareholders	94,442	78,492	100,966
Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	86,200	103,129	139,956
Redeemable non-controlling interests in Income (Loss) of Consolidated Subsidiaries	—	(6)	(709)
Net Income (GAAP)	$180,642	$181,615	$240,213

*
This adjustment relates to all of the private equity, private permanent capital vehicle through IPO in May 2015, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	December 31,
	2016	2015
Total segment assets	$2,236,441	$2,300,877
Adjust equity investments from segment carrying amount	(13,826)	(11,323)
Adjust investments gross of employees' and others' portion	5,492	9,825
Adjust intangible assets to cost	(26,733)	(24,098)
Total assets (GAAP)	$2,201,374	$2,275,281

	December 31,
	2016	2015	2014
Total segment revenues	$992,051	$1,018,200	$1,061,618
Adjust management fees	(1,248)	(456)	1,324
Adjust incentive income*	(88,471)	(90,448)	(96,392)
Adjust income from the receipt of options	4,550	25,158	6,310
Adjust other revenues (including expense reimbursements)**	256,924	261,402	232,720
Total revenues (GAAP)	$1,163,806	$1,213,856	$1,205,580

*
Incentive income received not subject to contingent repayment of $19.0 million, $5.2 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014 are included in segment measures as part of incentive income, while included in GAAP as part of other revenues.

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

	Private Equity		Credit
Year Ended December 31,	Funds	Permanent Capital Vehicles	Hedge Funds	PE Funds	Liquid Hedge Funds (A)	Logan Circle	Corporate	Total
2016
Depreciation	$1,171	$3,861	$6,001	$2,712	$3,098	$330	$2,920	$20,093
Amortization	—	—	2,305	—	—	331	—	2,636
Total	$1,171	$3,861	$8,306	$2,712	$3,098	$661	$2,920	$22,729

2015
Depreciation	$1,619	$1,570	$5,383	$1,531	$24,705	$503	$2,671	$37,982
Amortization	—	—	930	—	—	331	—	1,261
Total	$1,619	$1,570	$6,313	$1,531	$24,705	$834	$2,671	$39,243

2014
Depreciation	$1,585	$851	$5,462	$1,125	$7,436	$334	$2,955	$19,748
Amortization	—	—	—	—	—	81	—	81
Total	$1,585	$851	$5,462	$1,125	$7,436	$415	$2,955	$19,829

(A)	Liquid hedge funds include an $18.2 million write-off for the impairment of software and technology related assets for the year ended December 31, 2015.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

12. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2016 (referred to as "subsequent events") through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these consolidated financial statements.

Proposed Acquisition by SoftBank

On February 14, 2017, Fortress entered into an Agreement and Plan of Merger (the "Merger Agreement") with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership ("Parent"), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. The Merger Agreement also provides that the Company’s shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. There are no appraisal or dissenters’ rights available with respect to the Merger.

Fortress's board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by the Company’s shareholders (the "Board Recommendation").

Consummation of the Merger is subject to certain customary conditions, including, without limitation, the approval by the holders of a majority of the Class A shares and Class B shares (voting as one class) and the receipt of certain governmental and regulatory approvals. In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to, among other conditions, the absence of a Material Adverse Effect (as defined in the Merger Agreement), and the receipt of consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement).

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including with respect to, among other things, the operation of the business of the Company and its subsidiaries prior to the closing. In addition, the Merger Agreement contains a customary "no shop" provision that, in general, restricts the Company's ability to solicit alternative acquisition proposals and to provide nonpublic information to and engage in discussions or negotiations regarding alternative acquisition proposals, subject to a customary "fiduciary out" exception.

The Merger Agreement contains certain customary termination rights, including, without limitation, if the Merger is not consummated on or before December 31, 2017. Upon termination of the Merger Agreement under specified circumstances, including with respect to the Company's entry into an agreement with respect to a Superior Offer (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $98.4 million. If the Merger Agreement is terminated by Parent or the Company following withdrawal or modification of the Board Recommendation based on an Intervening Event (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $131.1 million.

Parent has secured from SoftBank Group Corp. ("SoftBank") committed equity financing for the entire amount of the purchase price payable under the Merger Agreement, and the Company has received a corresponding limited guarantee from SoftBank that also requires SoftBank to comply with certain specified covenants under the Merger Agreement. The Merger Agreement permits the syndication of a portion of Parent's equity, subject to certain conditions and limitations, provided that no such syndication will reduce SoftBank's obligations under the equity commitment letter or limited guarantee.

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the "Founders Agreement") with the Company, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the "Buyers"), each of the Principals and the Principals' related parties that own FOGUs (collectively with the Principals, the "Sellers"), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the common limited partnership units that are not already owned by the Company and its subsidiaries of each of the FOG entities. At the closing of the transactions contemplated by the

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

Founders Agreement, which is to occur substantially concurrently with the closing of the Merger, each FOGU will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for certain items. Each Seller will place 50% of the after-tax proceeds from the sale of its FOGUs into escrow at the closing. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of the Company or SoftBank, or in stock of SoftBank. The Closing under the Founders Agreement is subject to certain conditions, including, without limitation, the satisfaction of the conditions to the Merger.

In connection with entering into the Merger Agreement, on February 14, 2017, Parent entered into a Voting and Support Agreement (each, a "Support Agreement") with each Principal and his related parties that own Class A or Class B shares (the "Supporting Members"). The Support Agreements generally require that the Supporting Members vote their Covered Securities (as defined in the Support Agreement) of the Company that represent, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth therein. Subject to certain exceptions, the Support Agreements prohibit transfers by the Supporting Members of any of their Covered Securities.

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into a Waiver Agreement (the "TRA Waiver") with certain other subsidiaries of the Company and the Principals, effective as of the closing, pursuant to which, among other things, the Principals waive their rights to receive any payments under the tax receivable agreement arising out of the transactions contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. With respect to all previous exchanges for which a tax receivable agreement obligation is still outstanding, the waivers and amendments provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

In connection with their execution of the Founders Agreement, each of the Principals entered into an Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement with FIG LLC, an operating subsidiary of the Company. The employment agreements will become effective on and subject to the closing and will have an initial five-year term.

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (the "PCP") was further amended and restated, effective as of and subject to the closing, to make certain clarifying and conforming changes. Under the PCP, the Principals will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress's flagship hedge funds during a given year.

On February 14, 2017, the Board, having determined that it was in the best interests of the Company and its shareholders to amend the Company's Fourth Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), approved an amendment to the LLC Agreement (the "Amendment"). The Amendment amends and restates Section 12.8 of the LLC Agreement, providing that the Court of Chancery of the State of Delaware will be the exclusive forum for any action, claim or proceeding arising out of or relating to the LLC Agreement, the Company or its business or affairs.

Additional subsequent events are described in Notes 4, 7, 8 and 9.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(dollars in tables in thousands, except share and per share data)

13.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress's quarterly operations.

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2016
Total revenues (A)	$231,617	$232,706	$261,145	$438,338	$1,163,806
Total expenses	206,634	238,852	225,123	279,952	950,561
Total other income (loss)	(40,152)	(16,373)	29,329	22,907	(4,289)
Income (Loss) Before Income Taxes	(15,169)	(22,519)	65,351	181,293	208,956
Income tax benefit (expense)	(783)	(4,072)	(7,008)	(16,451)	(28,314)
Net Income (Loss)	$(15,952)	$(26,591)	$58,343	$164,842	$180,642

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(7,426)	$(12,146)	$27,181	$78,591	$86,200
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	—	—	—	—	—
Net Income (Loss) Attributable to Class A Shareholders	(8,526)	(14,445)	31,162	86,251	94,442
	$(15,952)	$(26,591)	$58,343	$164,842	$180,642
Net income (loss) per Class A share, basic	$(0.04)	$(0.07)	$0.14	$0.38	$0.42
Net income (loss) per Class A share, diluted (B)	$(0.04)	$(0.07)	$0.07	$0.33	$0.38
Weighted average number of Class A shares outstanding, basic	220,847,407	216,733,660	216,913,032	217,183,951	217,914,753
Weighted average number of Class A shares outstanding, diluted	220,847,407	216,733,660	390,293,844	390,657,656	390,345,532

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2015
Total revenues (A)	$226,689	$308,488	$264,019	$414,660	$1,213,856
Total expenses	329,039	258,100	223,934	241,805	1,052,878
Total other income (loss)	207,669	(50,608)	(62,473)	(18,163)	76,425
Income (Loss) Before Income Taxes	105,319	(220)	(22,388)	154,692	237,403
Income tax benefit (expense)	(18,399)	5,199	(3,584)	(39,004)	(55,788)
Net Income	$86,920	$4,979	$(25,972)	$115,688	$181,615

Principals’ and Others’ Interests in Income of Consolidated Subsidiaries	$52,223	$1,653	$(11,727)	$60,980	$103,129
Redeemable Non-controlling Interests in Income (Loss) of Consolidated Subsidiaries	(16)	10	—	—	(6)
Net Income Attributable to Class A Shareholders	34,713	3,316	(14,245)	54,708	78,492
	$86,920	$4,979	$(25,972)	$115,688	$181,615
Net income per Class A share, basic	$0.15	$0.01	$(0.07)	$0.24	$0.35
Net income per Class A share, diluted (B)	$0.15	$0.00	$(0.07)	$0.20	$0.28
Weighted average number of Class A shares outstanding, basic	215,785,776	216,183,181	216,439,077	217,587,096	216,503,554
Weighted average number of Class A shares outstanding, diluted	221,535,189	449,210,362	216,439,077	425,302,366	442,686,774

(A)      Includes incentive income from hedge funds, which is recognized at the end of the fourth quarter as annual performance criteria are achieved, as well as non-clawbackable incentive income, including "tax distributions", from credit PE funds, as described in Note 3.

(B)
Fortress's diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units when the effect is dilutive (see Note 9).

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By: /s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

By: /s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption "PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS" in our definitive proxy statement for the 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2016 (our "2017 Proxy Statement"). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2017 Proxy Statement under the caption "CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee." Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2017 Proxy Statement under the caption "OWNERSHIP OF THE COMPANY'S SHARES - Section 16(a) Beneficial Ownership Reporting Compliance". The requisite information pertaining to our executive officers will be contained under the caption "EXECUTIVE OFFICERS" in our 2015 Proxy Statement. All of the foregoing information is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under "Investor Relations — Governance Documents") that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer, Principal Accounting Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a director, principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11. Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2017 Proxy Statement under the captions "DIRECTOR COMPENSATION" and "EXECUTIVE COMPENSATION," respectively, and the Compensation Committee report will be contained in our 2017 Proxy Statement under the caption "COMPENSATION COMMITTEE REPORT" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by beneficial owners of more than five percent, each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2017 Proxy Statement under the caption "OWNERSHIP OF THE COMPANY'S SHARES - Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2016 Omnibus Equity Incentive Plan (the "2016 Plan") and the Amended and Restated Fortress Investment Group LLC Omnibus Equity Incentive Plan (the “2007 Plan"), and the number of securities remaining for future issuance as of December 31, 2016. The 2016 Plan became effective in June 2016 under which 57,260,160 Class A Shares were initially authorized for issuance and after which time no additional securities were issued under the 2007 Plan which expired by its terms on February 1, 2017.

			Number of Securities
			Remaining Available for
	Outstanding	Outstanding	Future Issuance Under
	Number of Class A	Number of Class A	Equity Compensation
Plan Category	Restricted Shares	Restricted Share Units (A)	Plans (B)
Equity Compensation Plans as of December 31, 2016
Approved by Security Holders:
Fortress Investment Group LLC 2016 Omnibus Equity Compensation Plan	33,936	—	57,226,224
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	852,931	17,362,149	—
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)
All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.

(B)
The Class A shares reserved under the 2016 Plan will be increased on the first day of each fiscal year during the 2016 Plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the 2016 Plan as of such date or (y) 60,000,000 shares. On January 1, 2017, 688,616 additional Class A shares were reserved for issuance under the 2016 Plan. The number of shares reserved under the 2016 Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the 2016 Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Under the 2007 Plan, 115,000,000 Class A shares were initially authorized for issuance. During the 2007 Plan's term, an additional 66,593,848 Class A shares were reserved for issuance. In addition to the amounts in this table, 448,044 Class A Restricted Shares, 74,501,633 Class A Restricted Share Units and 31,000,000 Restricted Partnership Units which were previously issued have vested. The 2007 Plan expired by its terms on February 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2017 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS," and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2017 Proxy Statement under the caption "PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence," and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2016 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2017 Proxy Statement under the caption "PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees," and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2017 Proxy Statement under the caption "PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures," and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

For Item 15(a) and Item 15(c), see "Financial Statements and Supplementary Data."

Item 15(b) — Exhibits filed with this Annual Report on Form 10-K:

2.1
Agreement and Plan of Merger, dated February 14, 2017, by and among SB Foundation Holdings LP, Foundation Acquisition LLC, and Fortress Investment Group LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, dated February 15, 2017).

2.2
Founders Agreement, dated February 14, 2017, by and among SB Foundation Holdings LP, Fortress Investment Group LLC, FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens and Peter Briger (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, dated February 15, 2017).

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

3.4
Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Fortress Investment Group LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, dated February 15, 2017).

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

10.30
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.30).

10.31
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.31).

10.32
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.32).

10.33
Amended and Restated Fortress Investment Group LLC Principal Compensation Plan, dated as of November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.33).

10.34
Second Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co, LLC, Peter L. Briger, Wesley R. Edens, Randal A. Nardone, Fortress Operating Entity I LP, FOE II (New) LP and Principal Holdings I LP (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.34).

10.38
Waiver Agreement, dated February 14, 2017, by and between FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens, Peter Briger and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated February 15, 2017).

10.39
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Randal Nardone (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated February 15, 2017).

10.40
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Wesley Edens (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated February 15, 2017).

10.41
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Peter Briger (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated February 15, 2017).

10.42	Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated February 15, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

February 28, 2017

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Douglas L. Jacobs
Daniel N. Bass		Douglas L. Jacobs
Chief Financial Officer		Director

February 28, 2017		February 28, 2017

By:	/s/ John A. Konawalik	By:	/s/ David Barry
John A. Konawalik		David Barry
Principal Accounting Officer		Director

February 28, 2017		February 28, 2017

By:	/s/ Wesley R. Edens	By:	/s/ George W. Wellde, Jr.
Wesley R. Edens		George W. Wellde, Jr.
Co-Chairman of the Board		Director

February 28, 2017		February 28, 2017

By:	/s/ Peter L. Briger, Jr.
Peter L. Briger, Jr.
Co-Chairman of the Board

February 28, 2017

By:	/s/ Michael G. Rantz
Michael G. Rantz
Director

February 28, 2017

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

Exhibit Index

2.1
Agreement and Plan of Merger, dated February 14, 2017, by and among SB Foundation Holdings LP, Foundation Acquisition LLC, and Fortress Investment Group LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, dated February 15, 2017).

2.2
Founders Agreement, dated February 14, 2017, by and among SB Foundation Holdings LP, Fortress Investment Group LLC, FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens and Peter Briger (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, dated February 15, 2017).

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

3.4
Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Fortress Investment Group LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, dated February 15, 2017).

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

10.30
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.30).

10.31
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.31).

10.32
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.32).

10.33
Amended and Restated Fortress Investment Group LLC Principal Compensation Plan, dated as of November 3, 2016 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.33).

10.34
Second Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co, LLC, Peter L. Briger, Wesley R. Edens, Randal A. Nardone, Fortress Operating Entity I LP, FOE II (New) LP and Principal Holdings I LP (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016 (File No. 001-33294), Exhibit 10.34).

10.38
Waiver Agreement, dated February 14, 2017, by and between FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens, Peter Briger and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, dated February 15, 2017).

10.39
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Randal Nardone (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, dated February 15, 2017).

10.40
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Wesley Edens (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, dated February 15, 2017).

10.41
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Peter Briger (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, dated February 15, 2017).

10.42	Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, dated February 15, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.