Form 10-K/A
period 2016-12-31
Fortress Investment Group LLC
filed 2017-04-28
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Class A shares held by non-affiliates as of June 30, 2016 (computed based on the closing price on such date as reported on the NYSE) was $0.9 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A shares: 218,008,370 outstanding as of April 27, 2017.

Class B shares: 169,207,335 outstanding as of April 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for Fortress Investment Group LLC for the year ended December 31, 2016 originally filed on February 28, 2017 (the “Original Filing”). We are filing this Amendment to present the information required under Part III of Form 10-K. In addition, as required under Rule 12b-15 under the Exchange Act, we have updated the information under Part IV, Item 15 to include new certifications by our principal executive officer and principal financial officer.

Other than as set forth above, no other items or sub-items of the Original Filing are being revised by this Amendment. Information in the Original Filing is generally stated as of December 31, 2016, and this Amendment does not reflect any subsequent information or events other than those described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and Fortress Investment Group LLC’s other filings with the Securities and Exchange Commission.

Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Filing.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board currently consists of the directors listed below and is divided into three classes. The members of each class of directors serve staggered three-year terms.

Our Board of Directors is currently classified as follows:

Class	Term Expiration	Director	Age
Class I	2017	David B. Barry	52
		Randal A. Nardone	61
Class II	2018	Michael G. Rantz	57
		George W. Wellde, Jr.	64
Class III	2019	Peter L. Briger, Jr.	53
		Wesley R. Edens	55
		Douglas L. Jacobs	69

Each of our directors was selected because of the knowledge, experience, skill, expertise and diversity the director contributes to the Board of Directors as a whole. Our directors have extensive familiarity with our business and experience from senior positions in large, complex organizations. In these positions, they gained core management skills, such as strategic and financial planning, and experience in public company financial reporting, corporate governance, risk management and leadership development. The Nominating, Corporate Governance and Conflicts Committee believes that each of the directors also has key attributes that are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience and thought; and the commitment to devote significant time and energy to service on the Board of Directors and its committees.

Set forth below is certain biographical information regarding our directors, including the director nominees. See “Security Ownership of Certain Beneficial Owners and Management” in this Amendment for a description of securities beneficially owned by our directors, including the director nominees.

David B. Barry	David Barry has been a member of the Board of Directors since January 2011. Mr. Barry is President of Ironstate Development Company, a privately held real estate development and management company based in Hoboken, New Jersey. The company engages in the development of large scale residential and hotel projects in the Northeast United States. The company currently owns and manages over 8,000 residential, commercial and hotel units and currently has approximately $1 billion in the development pipeline. Mr. Barry’s expertise and responsibilities include oversight of all aspects of real estate development for the company, including planning, acquisition, approval, financing, construction, marketing, sales and leasing. Mr. Barry possesses substantial experience with a multitude of development issues, including environmental remediation, public/ private partnerships, complex financing structures, redevelopment law and urban development regulations. Mr. Barry received his B.A. from Columbia University in 1987 and his J.D., magna cum laude, from Georgetown University Law Center in 1990. Mr. Barry was captain of the Columbia wrestling team and received All Ivy honors while there. Mr. Barry is a trustee of Beat the Streets Wrestling, Inc., a board member of the Liberty Science Center, board member of the Lowline, team leader for USA Wrestling for the 2012 Olympics and a member of the Board of Governors for the National Wrestling Hall of Fame. Mr. Barry’s knowledge, skill, expertise and experience, as described above, as well as his familiarity with our Company led our Board of Directors to conclude that Mr. Barry should be elected to serve as a director.

Peter L. Briger, Jr.	Peter L. Briger, Jr. has been Co-Chairman of the Board of Directors since August 2009, and he has been a member of the Board of Directors since November 2006. Mr. Briger has been a member of the Management Committee since joining Fortress in 2002. Mr. Briger is responsible for the credit fund business, which includes running the Drawbridge Special Opportunities Funds. Prior to joining Fortress, Mr. Briger spent 15 years at Goldman, Sachs & Co., where he became a partner in 1996. Over the course of his career at Goldman Sachs, he held the positions of co-head of the Whole Loan Sales and Trading business, co-head of the Fixed Income Principal Investments Group, co-head of the Asian Distressed Debt business, co-head of the Goldman Sachs Special Opportunities (Asia) Fund LLC and co-head of the Asian Real Estate Private Equity business. In addition, he was a member of the Goldman Sachs Global Control and Compliance Committee, a member of the Goldman Sachs Asian Management Committee and a member of the Goldman Sachs Japan Executive Committee. Mr. Briger received a B.A. from Princeton University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Briger currently serves on the board of directors of The Grace Wilsey Foundation, Tipping Point and Caliber Schools. Mr. Briger’s extensive credit, private equity finance and management expertise, as described above, as well as his deep familiarity with our Company led our Board of Directors to conclude that Mr. Briger should be elected to serve as a director.

Wesley R. Edens	Wesley R. Edens has been Co-Chairman of the Board of Directors since August 2009, and he has been a member of the Board of Directors since November 2006. Mr. Edens has been a principal and a member of the Management Committee of Fortress since co-founding the Company in 1998. Mr. Edens is responsible for the Company’s private equity and publicly traded alternative investment businesses. He is Chairman of the board of directors of each of New Senior Investment Group Inc., Florida East Coast Railway Corp., New Media Investment Group Inc., Drive Shack Inc. (formerly known as Newcastle Investment Corp.) and OneMain Holdings Inc., and he is a director of Intrawest Resorts Holdings, Inc. and Mapeley Limited. Mr. Edens also previously served on the boards of the following publicly traded companies and registered investment companies: Fortress Transportation and Infrastructure Investors LLC from May 2015 to May 2016; Gaming and Leisure Properties Inc. from October 2013 to October 2016; New Residential Investment Corp. from April 2013 to May 2016; Nationstar Mortgage Holdings Inc. from February 2012 to July 2016; Brookdale Senior Living Inc., from September 2005 to June 2014; GAGFAH S.A., from September 2006 to June 2014; Penn National Gaming Inc. from October 2008 to November 2013; GateHouse Media Inc. from June 2005 to November 2013; Aircastle Limited from August 2006 to August 2012; Rail America Inc. from November 2006 to October 2012; Eurocastle Investment Limited, from August 2003 to November 2011; and Whistler Blackcomb Holdings Inc., from October 2012 to November 2012. Prior to forming Fortress, Mr. Edens was a partner and a managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and a managing director of Lehman Brothers. Mr. Edens received a B.S. in Finance from Oregon State University. Mr. Edens’s extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and his deep familiarity with our Company led our Board of Directors to conclude that Mr. Edens should be elected to serve as a director.

Douglas L. Jacobs	Douglas L. Jacobs has been a member of the Board of Directors since February 2007. Mr. Jacobs is a director of Clear Channel Outdoor Holdings, Inc., an outdoor advertising company where he serves as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Jacobs is also a director of OneMain Holdings, Inc., a consumer finance company where he is Chairman of the Audit Committee. Mr. Jacobs is also a director of New Residential Investment Corp., a public real estate investment trust where he is Chairman of the Audit Committee. From November 2004 to mid-2008, Mr. Jacobs was also a director of ACA Capital Holdings, Inc., a financial guaranty company, where he was Chairman of the Audit Committee and a member of the Compensation Committee and Risk Management Committees. From 2009 until 2015 Mr. Jacobs was a director of Doral Financial Corporation, a financial services company. Mr. Jacobs was a director and Chairman of the Audit Committee for Global Signal Inc. from February 2004 until January 2007. Mr. Jacobs has also been a director of Hanover Capital Mortgage Holdings, Inc. from 2003 until 2007. From 1988 to 2003, Mr. Jacobs was at FleetBoston Financial Group, where he became an Executive Vice President and Treasurer responsible for managing the company’s funding, securitization, capital, and asset and liability management activities in addition to its securities, derivatives, and mortgage loan portfolios. Prior to joining FleetBoston, Mr. Jacobs was active in a variety of positions at Citicorp over 17 years, culminating in his role as Division Executive of the Mortgage Finance Group. Mr. Jacobs holds a B.A. from Amherst College and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Jacobs’s finance and management expertise, experience serving on public company boards and committees and deep familiarity with our Company led our Board of Directors to conclude that Mr. Jacobs should be elected to serve as a director.

Randal A. Nardone	Randal A. Nardone has been a member of the Board of Directors since November 2006 and has been a member of the Management Committee of Fortress since co-founding the Company in 1998. Mr. Nardone has been our Chief Executive Officer since July 2013, after serving as our Interim Chief Executive Officer since December 2011. Mr. Nardone is a director of Eurocastle Investment Limited. Mr. Nardone also previously served on the board of directors of Alea Group Holdings (Bermuda) Ltd. from July 2007 to September 2014; GAGFAH S.A. from September 2006 to June 2014; and Brookdale Senior Living, Inc. from January 2011 to June 2014. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a B.A. in English and Biology from the University of Connecticut and a J.D. from Boston University School of Law. Mr. Nardone’s extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and deep familiarity with our Company led our Board of Directors to conclude that Mr. Nardone should be elected to serve as a director.

Michael G. Rantz	Michael G. Rantz has been a member of the Board of Directors since July 2015. Mr. Rantz was responsible for Global Government Bond Trading at Goldman Sachs & Co. in London from 1995 to until his retirement in 1999. During this time, Mr. Rantz was the Founding Chairman of Brokertec Global LLC, an electronic inter-dealer broker in the government bond markets. Prior to that, Mr. Rantz was responsible for the Goldman Sachs & Co. United States Government Primary Dealership based out of New York. Mr. Rantz joined Goldman Sachs in 1983 and became a Partner in 1992. In addition, he was responsible for Municipal Bond Sales, Trading and Underwriting from 1991 to 1993. Mr. Rantz currently serves on the Investment Committee of Avenidas, a non-profit dedicated to enriching the lives of older adults located in Palo Alto, California. He previously served on the Cornell University College of Arts and Sciences Advisory Council

from 2000 to 2008 and the Cornell University Council from 2002 to 2008. Mr. Rantz was a member of the Board of Trustees of the International Center for the Disabled in New York City where he was a member of the Finance and Audit Committees from 2003 to 2008, the Board of Trustees of the Phillips Brooks School in Menlo Park, California where he was Chairman of the Finance and Investment Committees and a member of the Executive, Audit, and Development Committees from 2007 to 2012 and the Board of Trustees of the Castilleja School in Palo Alto, California where he was the Chairman of the Investment Committee and a member of the Audit and Executive Committees from 2008 to 2015. Mr. Rantz holds a B.A. from Cornell University and an M.B.A. from the University of Chicago. Mr. Rantz’s extensive trading, credit and finance expertise and deep familiarity with our Company led our Board of Director to conclude that Mr. Rantz should be elected to serve as a director.

George W. Wellde, Jr.	George W. Wellde, Jr. has been a member of our Board of Directors since August 2009. Mr. Wellde served as vice chairman of the Securities Division at Goldman, Sachs & Co. from 2005 until his retirement in 2008. Prior to that, Mr. Wellde was head of North America Sales for the Fixed Income, Currency and Commodities division at Goldman, Sachs & Co. Mr. Wellde joined Goldman Sachs in 1979 and became a partner in 1992. In addition, he was branch manager of the Goldman Sachs Tokyo office and head of its Fixed Income Division from 1994 to 1999. Prior to joining Goldman Sachs, Mr. Wellde worked for the Federal Reserve Board of Governors in Washington from 1976 to 1979. Mr. Wellde serves on the Board of Trustees of George Washington University in Washington, D.C., and is a senior member of the Investment Committee. Additionally, he is a member of the Investment Committee of each of the University of Richmond and the GAVI Alliance. He currently serves on the boards of the Partnership for Public Service in Washington, D.C. and the Driver Group, a San Francisco based oncology company, and is a member of the Council on Foreign Relations. Mr. Wellde previously served on the Board of Trustees at the University of Richmond from 2000 to 2010 and as chair of the Board from 2006 to 2010. Mr. Wellde holds a B.S. from the University of Richmond and an M.B.A. from George Washington University. Mr. Wellde’s extensive credit, finance and management expertise and deep familiarity with our Company led our Board of Directors to conclude that Mr. Wellde should be elected to serve as a director.

Legal Proceedings Involving Directors, Officers or Affiliates. There are no legal proceedings ongoing as to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Executive Officers

Set forth below is information pertaining to our executive officers who currently hold office:

Name	Age	Position
Peter L. Briger, Jr.	53	Principal and Director
Wesley R. Edens	55	Principal and Director
Randal A. Nardone	61	Principal, Director and Chief Executive Officer
Daniel N. Bass	50	Chief Financial Officer
David N. Brooks	46	Vice President, General Counsel and Secretary

Peter L. Briger, Jr. has been one of our Principals since 2002. Additional information regarding Mr. Briger is located in this Amendment under “Information Concerning Our Directors.”

Wesley R. Edens has been one of our Principals since 1998. Additional information regarding Mr. Edens is located in this Amendment under “Information Concerning Our Directors.”

Randal A. Nardone has been one of our Principals since 1998 and Chief Executive Officer since July 2013. Additional information regarding Mr. Nardone is located in this Amendment under “Information Concerning Our Directors.”

Daniel N. Bass is the Chief Financial Officer of Fortress and is a member of the Management and Operating Committees. Prior to joining Fortress in November 2003, Mr. Bass spent 11 years at Deutsche Bank. Over the course of his career at Deutsche Bank, he held the positions of managing director of DB Capital Partners and managing director, Global Business Area Controller of Deutsche Bank’s Corporate Investments Division. Prior to that, Mr. Bass was a Senior Associate in the International Tax Practice at Coopers & Lybrand. Mr. Bass is also a member of the Board of Trustees of the Florida State University Foundation. Mr. Bass received both a B.S. and a Masters in Accounting from Florida State University.

David N. Brooks is the General Counsel of Fortress. Mr. Brooks is also a member of the Management and Operating Committees. Mr. Brooks joined Fortress in 2004 as the Deputy General Counsel and succeeded to the General Counsel role in February 2007. Prior to joining Fortress, Mr. Brooks was associated with Cravath, Swaine & Moore LLP, where he specialized in mergers and acquisitions, capital markets transactions, including initial public offerings and high-yield debt issuances, and providing corporate governance advice to large public companies. Mr. Brooks received a B.S. in Economics from Texas A&M University and a J.D. from the University of Texas School of Law.

Code of Business Conduct and Ethics. The Board has adopted a Code of Business Conduct and Ethics to help ensure that Fortress abides by applicable corporate governance standards. This code applies to all directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. The code is posted on our website at http://www.fortress.com under “Public Shareholders — Corporate Governance” and is available in print to any shareholder of the Company upon request. The Board has also adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and is available in print to any shareholder of the Company upon request. The Company intends to post on its website any material amendments to its codes of ethics and the description of any waiver from a provision of its codes, granted by the Board to any director or executive officer of the Company.

The Audit Committee. The members of the Audit Committee are Messrs. Barry, Jacobs and Wellde. Mr. Jacobs is the Chairman of the Audit Committee. The Audit Committee acts under a written charter that has been approved by the Board and complies with the NYSE corporate governance rules and applicable SEC rules and regulations. A current copy of the charter is posted on the Company’s website at http://www.fortress.com under “Public Shareholders — Corporate Governance” and is available in print to any shareholder of the Company upon request. All members of the Audit Committee are Independent Directors. The Board has determined that each member of the Audit Committee is “financially literate” as defined by NYSE rules and that Mr. Jacobs is qualified to serve as the Audit Committee’s “financial expert” as defined by SEC regulations. The Board has determined that Mr. Jacobs’ simultaneous service on the audit committee of three other public companies will not impair his ability to effectively serve on our Audit Committee. A brief description of Mr. Jacobs’ work experience is included in “Information Concerning Our Directors.” Members of the Audit Committee do not receive any compensation from the Company other than their compensation as a director, committee member or, if applicable, committee chairman, in each case as described under “Director Compensation” in this Amendment.

Our Audit Committee’s functions include:

•	reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit staff, as well as the results of regulatory examinations, and tracking management’s corrective action plans where necessary;

•	reviewing our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviewing our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

•	appointing annually our independent registered public accounting firm, evaluating its independence and performance and setting clear hiring policies for employees or former employees of the independent registered public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Forms 4 and 5. Such officers, directors and greater-than-ten percent shareholders are also required by the SEC to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to all of its reporting persons were complied with during the fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We believe that it is important for our shareholders to understand how we compensate our top executives and the rationale for our compensation decisions. Set forth below is a detailed discussion regarding the compensation of our “named executive officers” during the last completed fiscal year, which include our Chief Executive Officer, our Chief Financial Officer, our General Counsel and our Principals: Peter L. Briger, Jr., Wesley R. Edens, and Randal A. Nardone.

Our Compensation Goals and Philosophy — Principals

The primary goals of our compensation arrangements with our Principals are to: align their interests with the interests of our shareholders; ensure the ongoing, uninterrupted management of each of our businesses by the Principals who sponsor them and, in many cases, act as their chief investment officers; and further incentivize the Principals to raise new capital for our funds.

To achieve these goals, in November 2016 we entered into new, five-year employment agreements with our Principals effective January 1, 2017, on terms and conditions substantially similar to those of their previous agreements that were originally entered into in August 2011 and otherwise scheduled to expire on December 31, 2016. In connection with the new employment agreements, we adopted certain amendments to the Principal Compensation Plan under which the Principals are eligible to receive annual payments based on their respective success in raising and investing new funds and the performance of those new funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing assets under management (“AUM”) of Fortress’s flagship hedge funds during a given year (“Principal Performance Payments”). Messrs. Edens and Nardone are entitled to receive payments based on the performance of the private equity business, which includes the private equity funds and the permanent capital vehicles; and Mr. Briger is entitled to receive payments based on the performance of the credit business, which includes credit hedge funds and credit PE funds.

Under the Principal Compensation Plan, Principal Performance Payments are comprised of a mix of cash and equity-based compensation, with the equity component becoming larger as performance, and the size of the payments, increases. Specifically, the Principal Compensation Plan calls for payments of: for the private equity business, (1) 20% of the fund management distributable earnings above a threshold for permanent capital vehicles existing at January 1, 2012, as well as (2) either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in new businesses (formed after January 1, 2012); and for the credit business, (1) 20% of the incentive income earned from existing flagship hedge fund AUM at January 1, 2012 and (2) 20% of fund management distributable earnings for new flagship hedge fund AUM and either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in new businesses (formed after January 1, 2012). Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals’ respective businesses, are made in cash, and payments in excess of this threshold are made in RSUs that will vest in equal increments over three years.

In November 2016 the Board of Directors approved certain amendments to the Principal Compensation Plan that (i) remove the vesting requirement for future issuances of equity under the plan, which means that any future equity based payments to Principals will be made in the form of Class A shares rather than RSUs and (ii) provide that all awards relating to 2017 and after will be based on 20% of fund management distributable earnings regardless of whether a Principal sponsors a fund or is the named Chief Investment Officer of the fund.

As outlined above, the Principal Performance Payments for Messrs. Edens and Nardone were based on the performance of permanent capital vehicles existing at January 1, 2012, as well as new private equity funds and new permanent capital vehicles, which decreased overall in 2016 compared to 2015. The Principal Performance Payments for Mr. Briger were based on the performance of existing flagship hedge fund AUM to the extent it generated incentive income and the performance of new flagship hedge fund AUM and new funds in the credit business. In 2016, weaker performance of eligible credit private equity funds was offset by improved performance of eligible credit hedge funds. A portion of the compensation for Mr. Briger was in equity because the payments to be provided to him exceeded 10% of the fund management distributable earnings for the business in 2016 and, in accordance with the Plan, such excess payment was made in RSUs. For additional information on fund management distributable earnings and incentive income by segment, please see Note 11 of our audited consolidated financial statements contained in our 2016 10-K.

Pursuant to the new employment agreements, each Principal receives annual compensation of $200,000. The Principals’ employment agreements contain customary post-employment non-competition and non- solicitation covenants. In order to ensure the Principals’ compliance with such covenants, under the Principal Compensation Plan, an amount equal to 50% of the after-tax cash portion of any Principal Performance Payments are subject to mandatory investment in Fortress Funds, and such invested amounts will serve as collateral against any breach of those covenants. The Principals’ employment agreements are described in more detail below under the section “—Employment Agreements with Our Named Executive Officers.”

Prior to the adoption of the Principal Compensation Plan in 2012, the only element of the Principals’ compensation (since our initial public offering in February 2007) was an annual salary of $200,000 pursuant to employment agreements that were set to expire in February 2012. The Principals did not receive any bonus payments directly from us, although they did (and continue to) receive distributions with respect to their ownership of FOG units, in the same amount per unit and generally at the same time as distributions are made to us in respect of the FOG units we hold.

Our Compensation Goals and Philosophy — Named Executive Officers (other than Principals)

As with our Principals, we seek to compensate our Chief Financial Officer and General Counsel (sometimes referred to below, along with our Principals, as our “named executive officers” or “officers”) in a manner that aligns their compensation with the creation of long-term value for our shareholders. To achieve this goal, we have designed compensation packages for these named executive officers that aim to reward sustained financial and operational performance for all of our businesses and to motivate these executives to remain with the Company for long and productive careers. Our Chief Financial Officer and General Counsel do not have any role in determining any aspect of their compensation.

Mr. Nardone, our Chief Executive Officer, is also a Principal and is therefore compensated by us under the Principal Compensation Plan.

Compensation Elements We Use To Achieve Our Compensation Goals

We use the following compensation elements as tools to reward and retain our Chief Financial Officer and General Counsel:

•	Base Salary — We provide a base salary of $200,000 to assist each officer with paying basic living expenses during the calendar year;

•	Bonus — We generally pay discretionary cash bonuses at the beginning of the year for the prior year’s performance based upon an evaluation as to how well the officer performed during the year in helping the Company achieve its goals; for 2016, the bonuses for our Chief Financial Officer and General Counsel were paid based on the achievements and factors described below in “—Determining Compensation for Our Chief Financial Officer in 2016” and “—Determining Compensation for Our General Counsel in 2016”;

•	Restricted Share Units — We use RSUs, which are typically subject to service-based vesting conditions, as a component of each officer’s compensation because we believe that this form of equity- based compensation in the Company incentivizes the officer to (1) remain with the Company and (2) build the Company in ways that create long-term value for our shareholders and do not promote making business decisions that involve the Company undertaking excessive levels of risk;

•	Profit Sharing Interests in Fortress Funds Performance — We have from time-to-time granted our Chief Financial Officer and General Counsel interests in a portion of the profits (which interests may be calculated and awarded either in the form of partnership interests or paid out in cash on an annual basis) earned by us through our management of various Fortress Funds to incentivize each officer to devote focus to building our various businesses, although no such interests were granted during 2016; and

•	Other Compensation — We also provide our named executive officers with other compensation and benefits, which are reflected in the “All Other Compensation” column of the Summary Compensation Table set forth below, that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation goals and philosophy.

Determining Compensation for Our Chief Financial Officer in 2016

Daniel Bass has served as our Chief Financial Officer since 2003. As the leader of the Company’s finance and accounting, Mr. Bass is responsible for overseeing the financial operations of the Company, as well as our risk management. Mr. Bass also oversees our IT and Facilities departments and, together with Mr. Brooks, our Human Resources department. His strategic and operational responsibilities include, among other things, ensuring that the Company is efficiently financed and maintains sufficient liquidity. In addition, Mr. Bass is responsible for overseeing the Company’s financial statements and continuing to build relationships with our investors and financial counterparties.

Mr. Bass played a critical role in helping the Company maximize shareholder value during 2016. Mr. Bass guided the Company in its modified “Dutch auction” self-tender offer for shares completed in March 2016, and managed all financial aspects of the potential third-party sale process that ultimately resulted in the merger agreement with Softbank in early 2017. In addition, Mr. Bass played a crucial role in helping the Company maintain a strong balance sheet throughout the year, including by leading the Company’s efforts to renew its credit agreement in January 2016 with very favorable terms, and in helping to ensure the Company’s ongoing compliance with the terms of the credit agreement. Mr. Bass also led our efforts to enhance our Human Resources, IT and Facilities departments to serve our employees, including spending significant time on the advancement of our technology developments for the front and back office operations. Mr. Bass was also heavily involved in investor relations, meeting with existing and prospective investors to discuss the strategic and financial activities of the Company. Mr. Bass also provided valuable advice to each of our businesses to assist them in both building and managing their businesses effectively. In light of these achievements, Mr. Bass received a discretionary bonus of $2,800,000 and the other compensation set forth in the “Summary Compensation Table” below.

Determining Compensation for Our General Counsel in 2016

As the leader of the Company’s legal and compliance department since our initial public offering, Mr. Brooks has overall responsibility for all legal and compliance matters. These matters span a broad array of complex laws and regulations around the globe, with the scope and complexity of such laws and regulations increasing substantially in this heightened regulatory environment. Mr. Brooks also serves as Secretary of the Company.

During 2016, Mr. Brooks assumed a leadership role in assisting the Board and the Company in its review of various strategic alternatives designed to enhance shareholder value, including the execution of a modified “Dutch Auction” self-tender offer for shares completed in March 2016, and the negotiation and assessment of all legal aspects of the potential third-party sale process that ultimately resulted in the merger agreement with SoftBank in early 2017. In his ongoing role, Mr. Brooks enhanced the Company’s legal and compliance departments and, together with Mr. Bass, oversees the Human Resources department. Mr. Brooks supervised the Company’s efforts to comply with the emerging legal requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the legal requirements of the Sarbanes-Oxley Act of 2002 and the NYSE. As Secretary of FIG LLC, Mr. Brooks also supervised the relationship between FIG LLC, an affiliate of the Company that is a registered investment adviser under the Investment Advisers Act of 1940 and serves as the registered investment adviser for various Fortress Funds, and the SEC. Mr. Brooks coordinated the structuring of new business initiatives at the Company and the activities of the New Products Committee. Mr. Brooks also provided valuable advice to each of our businesses to assist them in both building and managing their businesses effectively. In light of these achievements, Mr. Brooks received a discretionary bonus of $2,800,000 as well as the compensation set forth in the “Summary Compensation Table” below.

Grants with respect to 2016 to our Chief Financial Officer and General Counsel

With respect to 2016, Messrs. Bass and Brooks were granted 162,214 and 143,130 RSUs, respectively, in the beginning of 2017. RSUs granted to Messrs. Bass and Brooks on January 31, 2017 will vest in one-half increments on January 2, 2019 and January 2, 2020.

Use of Compensation Consultant

During 2016, senior management engaged McLagan to assist us in comparing the compensation packages we offer to our Chief Financial Officer and General Counsel to the compensation packages our peer companies pay to the officers serving comparable roles for their companies. McLagan is a compensation consulting firm that specializes in conducting proprietary compensation surveys and interpreting pay trends in the financial services industry. The companies that participate in McLagan’s surveys generally represent peer companies, including some organizations that do not publicly disclose compensation data for executive roles.

Management presented the results of McLagan’s analysis to the Compensation Committee as part of its review of executive compensation, and the Compensation Committee actively considered this information in setting the 2016 compensation for the Chief Financial Officer and the General Counsel. In addition, management retained SemlerBrossy in connection with the adoption and design of the Principal Compensation Plan, as described above in “— Our Compensation Goals and Philosophy — Principals.” The Compensation Committee did not engage any compensation consultant to review either executive or director compensation.

Also, McLagan provided management with surveys regarding certain non-executive officer employees to help us understand how the compensation we offer to certain employees compares to the compensation our peers offer to their employees.

Additional Details on Executive Compensation

Summary Compensation Table

The following table provides additional information regarding the compensation earned by our named executive officers in each of the last three completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(1) ($)		All Other Compensation(2) ($)		Total ($)
Wesley R. Edens	2016	200,000	7,326,307	—		187,206	(3)	7,713,513
Principal	2015	200,000	11,637,253	1,089,953		478,493		13,405,699
	2014	200,000	3,352,502	—		470,186		4,022,688

Peter L. Briger, Jr.	2016	200,000	23,580,867	2,735,940	(4)	508,461	(3)	27,025,268
Principal	2015	200,000	22,388,729	177,669		475,742		23,242,140
	2014	200,000	21,778,651	3,985,137		441,322		26,405,110

Randal A. Nardone	2016	200,000	4,884,205	—		97,514	(3)	5,181,719
Principal and Chief Executive Officer	2015	200,000	7,758,168	726,634		101,261		8,786,063
	2014	200,000	2,235,002	—		101,081		2,536,083

Daniel N. Bass	2016	200,000	2,800,000	381,357	(5)	67,039		3,448,396
Chief Financial Officer	2015	200,000	2,800,000	409,626	(5)	86,085		3,495,711
	2014	200,000	2,800,000	551,088	(5)	85,665		3,636,753

David N. Brooks	2016	200,000	2,800,000	305,085	(6)	108,322		3,413,407
Vice President, General Counsel and Secretary	2015	200,000	2,800,000	327,701	(6)	143,539		3,471,240
	2014	200,000	2,800,000	413,316	(6)	141,041		3,554,357

(1)	Bonus and stock awards reported for the Principals represent Principal Performance Payments.
(2)	See the “All Other Compensation” tables below for additional information.
(3)	The amounts reported in “All Other Compensation” include expense that the Company incurred in connection with family office employees as follows: $171,205 for Mr. Briger, $112,870 for Mr. Edens, and $67,125 for Mr. Nardone. There is no incremental expense incurred by the Company in connection with the expense that is allocated to the family office employees. Mr. Briger, Mr. Edens, and Mr. Nardone reimburse the Company for 100% of compensation, benefits and incremental expense related to family office employees. The amounts reported in “All Other Compensation” also include $292,713 and $43,947 that the Company paid on behalf of Mr. Briger and Mr. Edens, respectively, for internet security services, and $14,400 that the Company paid in connection with maintaining the IT infrastructure in Mr. Briger’s home office, in order to facilitate his trading activities on behalf of certain Fortress Funds.
(4)	With respect to 2016, Mr. Briger, was awarded 467,682 dividend paying RSUs in 2017 pursuant to the Principal Compensation Plan. With respect to 2015 and 2014, Mr. Briger was awarded 42,403 and 525,051 dividend paying RSUs, respectively. With respect to 2015, Messrs. Edens and Nardone were awarded 260,132 and 173,421 dividend paying RSUs, respectively. The amounts in this column reflect the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 of our audited consolidated financial statements in the 2016 10-K. RSUs granted to Mr. Briger, on February 8, 2017 will vest in one-third increments on January 1 of each year beginning on January 1, 2018.
(5)	In 2016, 2015, and 2014, Mr. Bass was awarded 111,508, 65,020 and 91,848 RSUs, respectively. The amount in this column reflects the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 of our audited consolidated financial statements in the 2016 10-K. Does not include RSUs with respect to 2016 but awarded in 2017. See “— Grants with Respect to 2016 to our Chief Financial Officer and General Counsel.
(6)	In 2016, 2015 and 2014, Mr. Brooks was awarded 89,206, 52,016, and 68,886 RSUs, respectively. The amount in this column reflects the aggregate grant date value computed in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 of our audited consolidated financial statements in the 2016 10-K. Does not include RSUs with respect to 2016 but awarded in 2017. See “— Grants with Respect to 2016 to our Chief Financial Officer and General Counsel.”

All Other Compensation Table — 2016

The following table provides additional information regarding each component of the “All Other Compensation” column in the Summary Compensation Table above with respect to 2016:

Name	401K Matching Contribution ($)	Value of Life Insurance and Other Insurance Premiums Paid ($)	Payments in Respect of Profit Sharing Interests in Funds(1) ($)	Total ($)
Peter L. Briger, Jr.	7,950	22,373	—	508,461	(2)
Wesley R. Edens	7,950	22,439	—	187,206	(2)
Randal A. Nardone	7,950	22,439	—	97,514	(2)
Daniel N. Bass	7,950	23,219	35,870	67,039
David N. Brooks	7,950	23,219	77,153	108,322

(1)	Amounts shown in this column reflect income earned by Messrs. Bass and Brooks in respect of the “profit sharing interest” (that is, the rights to a portion of the profit earned by us) in a Fortress Fund.
(2)	The total amounts include expense that the Company incurred in connection with family office employees as follows: $171,205 for Mr. Briger, $112,870 for Mr. Edens, and $67,125 for Mr. Nardone. There is no incremental expense incurred by the Company in connection with the expense that is allocated to the family office employees. Mr. Briger, Mr. Edens, and Mr. Nardone reimburse the Company for 100% of compensation, benefits and incremental expense related to family office employees. The total amounts also include $292,713 and $43,947 that the Company paid on behalf of Mr. Briger and Mr. Edens, respectively, for internet security services, and $14,400 that the Company paid in connection with maintaining the IT infrastructure in Mr. Briger’s home office, in order to facilitate his trading activities on behalf of certain Fortress Funds.

All Other Compensation Table — 2015

The following table provides additional information regarding each component of the “All Other Compensation” column in the Summary Compensation Table above with respect to 2015:

Name	401K Matching Contribution ($)	Value of Life Insurance and Other Insurance Premiums Paid ($)	Payments in Respect of Profit Sharing Interests in Funds(1) ($)	Total ($)
Peter L. Briger, Jr.	7,950	20,898	—	475,742	(2)
Wesley R. Edens	7,950	20,964	—	478,493	(2)
Randal A. Nardone	7,950	20,964	—	101,261	(2)
Daniel N. Bass	7,950	21,743	56,392	86,085
David N. Brooks	7,950	21,743	113,846	143,539

(1)	Amounts shown in this column reflect income earned by Messrs. Bass and Brooks in respect of the “profit sharing interest” (that is, the rights to a portion of the profit earned by us) in a Fortress Fund.
(2)	The total amounts include expense that the Company incurred in connection with family office employees as follows: $141,070 for Mr. Briger, $108,521 for Mr. Edens, and $72,347 for Mr. Nardone. There is no incremental expense incurred by the Company in connection with the expense that is allocated to the family office employees. Mr. Briger, Mr. Edens, and Mr. Nardone reimburse the Company for 100% of compensation, benefits and incremental expense related to family office employees. The total amounts also include $291,424 and $341,058 that the Company paid on behalf of Mr. Briger and Mr. Edens, respectively, for internet security services, and $14,400 that the Company paid in connection with maintaining the IT infrastructure in Mr. Briger’s home office, in order to facilitate his trading activities on behalf of certain Fortress Funds.

All Other Compensation Table — 2014

The following table provides additional information regarding each component of the “All Other Compensation” column in the Summary Compensation Table above with respect to 2014:

Name	401K Matching Contribution ($)	Value of Life Insurance and Other Insurance Premiums Paid ($)	Payments in Respect of Profit Sharing Interests in Funds(1) ($)	Total ($)
Peter L. Briger, Jr.	7,800	20,898	—	441,322	(2)
Wesley R. Edens	7,800	20,964	—	470,186	(2)
Randal A. Nardone	7,800	20,964	—	101,081	(2)
Daniel N. Bass	7,800	21,743	56,122	85,665
David N. Brooks	7,800	21,743	111,498	141,041

(1)	Amounts shown in this column reflect income earned by Messrs. Bass and Brooks in respect of the “profit sharing interest” (that is, the rights to a portion of the profit earned by us) in a Fortress Fund.
(2)	The total amounts include expense that the Company incurred in connection with family office employees as follows: $94,826 for Mr. Briger, $124,022 for Mr. Edens, and $72,317 for Mr. Nardone. There is no incremental expense incurred by the Company in connection with the expense that is allocated to the family office employees. Mr. Briger, Mr. Edens, and Mr. Nardone reimburse the Company for 100% of compensation, benefits and incremental expense related to family office employees. The total amounts also include $281,398 and $317,400 that the Company paid on behalf of Mr. Briger and Mr. Edens, respectively, for internet security services, and $36,400 that the Company paid in connection with maintaining the IT infrastructure in Mr. Briger’s home office, in order to facilitate his trading activities on behalf of certain Fortress Funds.

2016 Grants of Plan-Based Awards

The following table summarizes grants of RSUs made to our named executive officers during 2016. Messrs. Briger, Edens, Nardone, Bass and Brooks also received grants in 2017, which were earned in 2016, as disclosed in the Summary Compensation Table (with respect to Messrs. Briger, Edens, and Nardone) and “— Grants with respect to 2016 to our Chief Financial Officer and General Counsel” (with respect to Messrs. Bass and Brooks).

Name	Grant Date	All Other Stock Awards (#)	Grant Date Fair Value of Stock Awards ($)(1)
Peter L. Briger	2/17/2016	42,403	177,669
Wesley R. Edens	2/17/2016	260,132	1,089,953
Randal A. Nardone	2/17/2016	173,421	726,634
Daniel N. Bass	1/29/2016	111,508	381,357
David N. Brooks	1/29/2016	89,206	305,085

(1)	The amount in this column reflects the aggregate grant date fair value of the RSUs, in each case computed in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 8 of our audited consolidated financial statements contained in our 2016 10-K.

Outstanding Restricted Share Units Owned by Named Executive Officers at Fiscal Year-End

The following table provides additional information on the current holdings of RSUs by our named executive officers as of December 31, 2016. Messrs. Briger, Bass, and Brooks also received grants in 2017, which were earned in 2016, as disclosed in the Summary Compensation Table (with respect to Mr. Briger) and “— Grants with respect to 2016 to our Chief Financial Officer and General Counsel” (with respect to Messrs. Bass and Brooks).

Name	RSU Award Grant Date	Type of RSU Award	Number of RSUs	Market Value of RSU Awards(3) ($)
Peter L. Briger(1)	2/17/2016	Dividend Paying RSU	42,403	206,079
	2/09/2015	Dividend Paying RSU	350,034	1,701,165
	2/12/2014	Dividend Paying RSU	735,774	3,575,862
Wesley R. Edens(1)	2/17/2016	Dividend Paying RSU	260,132	1,264,242
Randal A. Nardone(1)	2/17/2016	Dividend Paying RSU	173,421	842,826
Daniel N. Bass(2)	1/29/2016	Non-Dividend Paying RSU	111,508	541,929
	1/30/2015	Non-Dividend Paying RSU	65,020	315,997
	1/31/2014	Non-Dividend Paying RSU	91,848	446,381
David N. Brooks(2)	1/29/2016	Non-Dividend Paying RSU	89,206	433,541
	1/30/2015	Non-Dividend Paying RSU	52,016	252,798
	1/31/2014	Non-Dividend Paying RSU	68,886	334,786

(1)	RSUs granted on February 17, 2016, will vest in one-third increments on January 1 of each year beginning on January 1, 2017. The remaining RSUs granted on February 9, 2015 will vest in one-half increments on January 1, 2017 and January 1, 2018. The remaining RSUs granted on February 12, 2014 will vest on January 1, 2017.
(2)	RSUs granted on January 29, 2016 will vest in one-half increments on January 2, 2018 and January 2, 2019. RSUs granted on January 30, 2015 will vest in one-half increments on January 2, 2017 and January 2, 2018. RSUs granted on January 31, 2014 will vest on January 2, 2019.
(3)	The market value of the RSUs shown in this column represents the per share closing price of Fortress’s Class A shares as of December 31, 2016, which was $4.86, multiplied by the number of unvested RSUs awarded. The amounts shown above for the non-dividend paying RSUs do not reflect the discount that would be applied to such RSUS in light of the fact that the holders thereof are not entitled to dividends.

Stock Vested During the Last Completed Fiscal Year

The following table provides additional information on the vesting during the last completed fiscal year of RSUs held by our named executive officers.

Name	Number of Class A shares acquired on vesting (#)	Value realized on vesting ($)(1)
Peter L. Briger	1,586,946	8,077,555
Daniel N. Bass	32,181	129,046
David N. Brooks	27,230	109,192

(1)	The value realized on vesting is computed by multiplying the number of shares of stock by the market value of the shares on the vesting date.

Potential Payments Upon Change-in-Control or Termination

Change-in-Control

We do not have any employment agreements or other arrangements that provide for any cash payment to any of our named executive officers in connection with a change in control of the Company.

If Mr. Bass or Mr. Brooks were terminated within 12 months after the occurrence of a change in control resulting in the common equity of the Company no longer being publicly traded, then 100% of their RSUs would vest as of the date of their termination. Mr. Bass and Mr. Brooks may also be entitled to certain other rights with respect to their RSUs (such as the substitution of rights in the equity of an acquiring company) in the event of a change in control under other circumstances. If a change in control and a qualifying termination had occurred on December 31, 2016, the value of the RSUs (based on the share price of $4.86 on December 30, 2016, which was the last trading day of the year) that would have vested as a result would have been $1,304,307 and $1,021,125 for Messrs. Bass and Brooks, respectively.

Termination — Principals

Our employment agreements with each Principal provide that if the Principal’s employment is terminated by us without “cause” during the term of the agreement, the Principal will be paid a lump sum separation payment equal to three times his then-current salary plus his unpaid accrued salary through the date of termination, subject to the provision of a satisfactory release of claims. The Principal Compensation Plan generally provides that if a Principal is terminated without “cause,” he will be entitled to the payment he otherwise would have been entitled to for the full year in which he was terminated with respect to hedge funds and permanent capital vehicles, and he will be entitled to the vested portion of any award with respect to incentive fees on new private equity funds and permanent capital vehicles, in each case subject to the provision of a satisfactory release of claims.

If the employment of any Principal had been terminated without “cause” on December 31, 2016, then the Company would have paid the terminated Principal a lump sum separation payment of $600,000 (calculated as three times the then-current $200,000 annual salary of each Principal), as well as his accrued but unpaid salary through December 31, 2016, pursuant to his employment agreement. No other benefits or payments would be provided to the terminated Principal under the agreement.

A termination without “cause” can only occur with the approval of our Class B shareholders. In general, “cause” is defined in each Principal’s agreement as:

(i)	the willful engaging by the Principal in illegal or fraudulent conduct or gross misconduct which, in each case, is materially and demonstrably injurious (x) to Fortress, (y) to the reputation of either the principal or Fortress or (z) to any of Fortress’s material funds or businesses;

(ii)	conviction of a felony or guilty or nolo contendere plea by the Principal with respect thereto; or

(iii)	a material breach by the Principal of the non-competition or non-solicitation covenants contained in the agreement, if such breach is curable and is not cured within 30 business days following receipt of a notice of such breach or if such breach is not curable.

For purposes of this provision, no act, or failure to act, on the part of the Principal shall be considered “willful” unless it is done, or omitted to be done, by the Principal in bad faith or without reasonable belief that his action or omission was in the best interests of Fortress or was done, or omitted to be done, with reckless disregard to the consequences. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for Fortress shall be conclusively presumed to be done, or omitted to be done, by the Principal in good faith and in the best interests of Fortress. The cessation of employment of the Principal shall not be deemed to be for “cause” unless and until there shall have been delivered to the Principal a copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Principal and the Principal is given an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Principal is guilty of the conduct constituting “cause” and specifying the particulars thereof in detail.

Termination — Chief Financial Officer and General Counsel

The employment letter agreements we have with Mr. Bass and Mr. Brooks have exhibits that document the profit sharing interests that Mr. Bass and Mr. Brooks hold in a variety of Fortress Funds. Their RSU award agreements also have exhibits that document the vesting schedule of their RSUs. These agreements provide that, in the event that either Mr. Bass or Mr. Brooks is terminated without “cause”, (1) for RSUs granted in 2014, the number of RSUs that will vest is based on the number of months that have elapsed since the grant date in relation to the total vesting period, for RSUs granted in 2015, 25% of currently outstanding RSUs will vest on the next regularly scheduled vesting date, and for RSUs granted in 2016, 25% of currently outstanding RSUs will vest on the next regularly scheduled vesting date, and (2) he will be entitled to be paid certain amounts in respect of his profits interests in Fortress Funds in the calendar year in which he was terminated. If a qualifying termination had occurred as of December 31, 2016, the value of the RSU grant that would have vested (based on a share price of $4.86 on December 30, 2016, which was the last trading day of the year) would have been $479,288 and $370,191 for Mr. Bass and Mr. Brooks, respectively. The amounts that Mr. Bass and Mr. Brooks would have been entitled to in respect of such profits interests if they had been terminated during 2016 would have been $35,870 and $77,153, respectively. The amount that would be due upon such a termination occurring during any future year would be dependent on the performance of the underlying Fortress Funds, and such amount may differ meaningfully from past amounts. In addition, Mr. Bass and Mr. Brooks would each potentially be entitled to accelerated vesting of certain profits interests in Fortress Funds upon a termination of their employment without “cause,” although such acceleration would not involve the payment of any cash amounts at the time of termination. Mr. Bass and Mr. Brooks are not entitled to any other payments or benefits from the Company upon a termination of their employment. “Cause” is defined for purposes of these provisions as the commission by Mr. Bass or Mr. Brooks of an act of fraud or dishonesty, or the failure to perform their duties, in each case in the course of their employment.

Employment Agreements with Our Named Executive Officers

Set forth below is additional information regarding the employment agreements we have entered into with our named executive officers:

Employment Agreements with Our Principals

In November 2016, Fortress entered into a new employment, non-competition and non-solicitation agreement with each Principal (each referred to as an “officer” in this section describing such agreements) on terms and conditions substantially similar to those of their previous agreements that were otherwise scheduled to expire on December 31, 2016. Each officer who is a principal will also serve as an officer and director of a number of Fortress entities. The initial term of the agreement is the first five years after the effective date therein, which, in each case, is January 1, 2017. The agreement’s term automatically renews for an additional year each year thereafter, unless notice of intention not to renew is given by either party in accordance with the agreement. Each officer has the right to voluntarily terminate his employment with Fortress at any time.

Each officer is entitled during his employment to annual compensation of $200,000, which may be increased, but not decreased, at the discretion of the Board, and the officer is entitled to participate in all employee retirement and welfare benefit plans of Fortress, subject to the terms and conditions of such plans. The agreement requires the officer to protect the confidential information of Fortress both during and after employment. The agreement also requires the officer to refrain from soliciting employees or interfering with Fortress’s relationships with investors both during and for a period of 24 months after termination of employment.

Employment Letter with the Chief Financial Officer

We have a letter agreement, dated January 25, 2007, as subsequently amended, with our Chief Financial Officer, Daniel N. Bass, which states certain terms and conditions of his continuing employment. This employment letter provides that Mr. Bass is an employee “at will,” whose employment may be terminated at any time, either by us or by him.

The employment letter provides for a base salary of $200,000 and possible discretionary bonuses. Mr. Bass is eligible to participate in our 401(k) plan and in other benefit plans and arrangements generally made available to our senior executives from time to time and is entitled to vacation each year in accordance with Fortress’s vacation policy applicable to employees, as amended from time to time. The letter’s exhibits document certain profit sharing interests held by Mr. Bass in a variety of Fortress Funds. Mr. Bass agrees not to compete with us during his employment, and, if we terminate his employment with “cause” (as defined in the employment letter) or he resigns, he must not compete with us for twelve months after termination. During his employment and for two years thereafter he will not solicit any of our employees to leave our employment or hire any of our former employees within one year of such employee’s termination. During his employment and for two years thereafter he will not intentionally interfere with our relationship with, or endeavor to entice away, any of our investors.

Employment Letter with the General Counsel

We have a letter agreement, dated February 13, 2007, as subsequently amended, with David N. Brooks, our Vice President, General Counsel and Secretary, which states certain terms and conditions of his continuing employment. This employment letter provides that Mr. Brooks is an employee “at will,” whose employment may be terminated at any time, either by us or by him.

The employment letter provides for a base salary of $200,000 and possible discretionary bonuses. Mr. Brooks is eligible to participate in our 401(k) plan and in other benefit plans and arrangements generally made available to our senior executives from time to time and is entitled to vacation each year in accordance with Fortress’s vacation policy applicable to employees, as amended from time to time. The letter’s exhibits document certain profit sharing interests held by Mr. Brooks in a variety of Fortress Funds. Mr. Brooks agrees not to compete with us during his employment, and, if we terminate his employment with “cause” (as defined in the employment letter) or he resigns, he must not compete with us for twelve months after termination. During his employment and for two years thereafter he will not solicit any of our employees to leave our employment or hire any of our former employees within one year of such employee’s termination. During his employment and for two years thereafter he will not intentionally interfere with our relationship with, or endeavor to entice away, any of our investors.

Shareholder Votes on Executive Compensation

At our 2011 annual general meeting of shareholders, our shareholders voted to hold an advisory vote on executive compensation every three years. Consistent with that vote, the Board resolved to accept the shareholders’ recommendation. Accordingly, we last held an advisory vote on executive compensation at our 2014 annual meeting.

At our 2014 annual general meeting of shareholders, our shareholders also expressed their support of the Company’s executive compensation programs. Approximately 99% of the votes cast supported our executive compensation policies and practices. The Compensation Committee viewed the vote as a strong expression of our shareholders’ general satisfaction with the Company’s current executive compensation programs. As a result, the Compensation Committee decided that it was not necessary to implement changes to our executive compensation programs.

Compensation Committee Interlocks and Insider Participation

None.

DIRECTOR COMPENSATION

We do not, and do not intend to, compensate our directors who are also our employees or who are otherwise affiliated with us for their service on our Board.

The compensation program for our non-employee directors is designed to achieve three goals: (1) fairly compensate directors for their service to the Company given its size and the complexity of its operations and structure; (2) align the directors’ interests with the long-term interests of our shareholders; and (3) incentivize the directors to continue to serve as board members. We use the following compensation elements as tools to reward and retain our non-employee directors:

•	Board Service — Each non-employee director receives an annual fee equal to $100,000, payable semi-annually (generally paid in June and December).

•	Committee Service — Each non-employee director receives an annual fee equal to $10,000 for committee service, and the chairs of the Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Conflicts Committee receive annual fees of $30,000, $15,000 and $15,000, respectively (generally paid in December).

•	Annual Stock Grant — Each non-employee director receives an annual stock grant equal to $100,000. The shares are granted on the day immediately preceding our annual shareholder meeting, provided that the director is serving on the Board as of that date.

At the option of the director, the fees described above may be paid in Class A shares, based on the value of our Class A shares on the date prior to issuance, rather than in cash, provided that any such issuance does not prevent such director from being determined to be independent. We encourage our non-employee directors to own at least a minimum amount of Class A shares. We also reimburse our non-employee directors for the expenses they incur in connection with their Board service.

Non-Employee Director Compensation Table

The following table provides additional information on the compensation we paid to our non-employee directors in 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
David B. Barry	—	219,998	219,998
Douglas L. Jacobs	140,000	100,001	240,001
Michael G. Rantz	—	219,998	219,998
George W. Wellde, Jr.	—	240,002	240,002

(1)	The amounts in this column reflect: (i) the grant date fair value (computed in accordance with FASB ASC Topic 718) of each non-employee director’s stock grants with respect to 2016, and (ii) with respect to Messrs. Barry, Rantz and Wellde, the fair value of shares each received in lieu of cash as compensation for his board service. For a summary of the assumptions made in the valuation of the stock grants, please see Note 8 of our audited consolidated financial statements contained in our 2016 10-K.
(2)	The number of Class A shares granted to each director is detailed in the table below. Class A shares granted with respect to compensation payable in December are usually delivered in January of the following year.

Stock Awards to Non-Employee Directors

The number of Class A shares granted to each of our non-employee directors to date is detailed in the table below.

Name	Grant Date	Number of Stock Awards	Grant Date Fair Value ($)
David B. Barry	1/3/2017	14,403	69,999
	6/30/2016	11,312	49,999
	5/18/2016	20,534	100,001
	1/4/2016	13,752	69,998
	6/30/2015	6,849	49,998
	5/20/2015	12,594	99,996
	1/05/2015	8,631	69,997

Name	Grant Date	Number of Stock Awards	Grant Date Fair Value ($)
	6/30/2014	6,720	49,997
	5/21/2014	14,347	99,999
	1/6/2014	8,121	70,003
	7/16/2013	7,622	50,000
	5/23/2013	14,184	100,000
	1/2/2013	15,251	70,002
	6/29/2012	14,837	50,001
	5/23/2012	32,895	100,001
	1/3/2012	20,290	70,000
	6/30/2011	10,374	50,003
	5/23/2011	19,305	100,000

Douglas L. Jacobs(1)	5/18/2016	20,534	100,001
	5/20/2015	12,594	99,996
	5/21/2014	14,347	99,999
	5/23/2013	14,184	100,000
	5/23/2012	32,895	100,001
	5/23/2011	19,305	100,000
	6/7/2010	28,409	100,000
	2/9/2007	16,216	300,000

George W. Wellde, Jr.(2)	1/3/2017	18,519	90,002
	6/30/2016	11,312	49,999
	5/18/2016	20,534	100,001
	1/4/2016	17,682	90,001
	6/30/2015	6,849	49,998
	5/20/2015	12,594	99,996
	1/5/2015	11,097	89,997
	6/30/2014	6,720	49,997
	5/21/2014	14,347	99,999
	1/6/2014	10,441	90,001
	7/16/2013	7,622	50,000
	5/23/2013	14,184	100,000
	1/2/2013	19,608	90,001
	6/29/2012	14,837	50,001
	5/23/2012	32,895	100,001
	1/3/2012	26,087	70,070
	6/30/2011	10,374	50,003
	5/23/2011	19,305	100,000
	1/3/2011	12,165	70,070
	6/30/2010	17,422	50,001
	6/7/2010	28,409	100,000
	1/7/2010	3,841	20,548
	8/4/2009	89,820	386,226

Michael G. Rantz(3)	1/3/2017	14,403	69,999
	6/30/2016	11,312	49,999
	5/18/2016	20,534	100,001
	1/4/2016	10,013	50,966
	7/29/2015	40,761	285,327

(1)	Mr. Jacobs was granted a number of restricted Class A shares on February 9, 2007, equal in value to $300,000, based on a price per Class A share of $18.50, which was the price at which Class A shares were sold to the public in our initial public offering. These restricted shares vested in three equal portions on the day immediately preceding our annual shareholders meetings in each of 2008, 2009 and 2010. Dividends are payable on these shares (including during the restricted period).
(2)	Mr. Wellde was granted 89,820 restricted Class A shares on the date he joined the Board in 2009, equal in value to $300,000, based on a price per Class A share of $3.34, as determined based upon the average closing price of the Company’s Class A shares over the 30-trading-day period preceding August 4, 2009. These restricted shares vested in three equal portions on the day immediately preceding our annual shareholders meetings in each of 2010, 2011 and 2012. Dividends are payable on these shares (including during the restricted period).

(3)	Mr. Rantz was granted 40,761 restricted Class A shares on the date he joined the Board in 2015, equal in value to $300,000, based on a price per Class A share of $7.36, as determined based upon the average closing price of the Company’s Class A shares over the 30-day-trading period preceding July 29, 2015. One half of these restricted shares vested on the anniversary of his appointment in 2016 and the remainder will vest on the anniversary of his appointment in 2017 (provided that Mr. Rantz is still serving as of the applicable vesting date). Dividends are payable on these shares (including during the restricted period).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board, which is comprised of three independent directors, operates pursuant to a written charter, which was adopted in February 2007 and amended in April 2013. The charter is available at http://www.fortress.com under “Public Shareholders — Corporate Governance.”

The Compensation Committee is primarily responsible for reviewing, approving and overseeing the Company’s compensation plans and practices and works with management to establish the Company’s executive compensation philosophy and programs. The members of the Committee at the end of the 2016 fiscal year were George W. Wellde, Jr. (Chair), Douglas L. Jacobs and Michael G. Rantz.

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board that the Compensation Discussion and Analysis be included herein.

Respectfully submitted,

The Compensation Committee

George W. Wellde, Jr., Chair

Douglas L. Jacobs

Michael G. Rantz

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of April 27, 2017, the beneficial ownership of our Class A and Class B shares by (1) each person known to us to beneficially own more than 5% of any class of the outstanding shares of the Company, (2) each of our directors, (3) each of our named executive officers and (4) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A and Class B shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

	Class A Shares		Class B Shares		Total Percentage of Voting Power(4)
Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)	Number of Shares	Percent of Class(3)
Peter L. Briger, Jr.(5)	34,726,315	14.0%	60,151,418	35.5%	16.5%
Wesley R. Edens(6)	63,380,908	22.5%	63,093,397	37.3%	16.4%
Randal A. Nardone(7)	46,020,328	17.4%	45,962,520	27.2%	11.9%
Daniel N. Bass(8)	392,660	*	—	—	*
David N. Brooks(8)	218,428	*	—	—	*
David B. Barry	857,021	*	—	—	*
Douglas L. Jacobs	207,834	*	—	—	*
Michael G. Rantz(9)	137,023	*	—	—	*
George W. Wellde Jr.	426,664	*	—	—	*
All directors and executive officers as a group (9 persons)(8)(10)	6,508,755	3.0%	169,207,335	100.0%	45.4%

5% Shareholders:
Adam Levinson(11)	11,094,277	5.1%	—	—	2.9%
Morgan Stanley(12)	16,722,899	7.7%	—	—	4.3%
JPMorgan Chase & Co.(13)	11,303,620	5.2%	—	—	2.9%
Wellington Management Company, LLP(14)	12,376,588	5.7%	—	—	3.2%
Bay Pond Partners, L.P.(15)	14,166,953	6.5%	—	—	3.7%

*	Less than 1%

(1)	In the case of the Principals, the number presented represents both Class A shares and Fortress Operating Group (as defined hereafter) units (“FOG units”), each of which is (together with a corresponding Class B share) exchangeable into a Class A share from time to time in accordance with the Exchange Agreement (as defined hereafter). For more information about the Exchange Agreement, see below “Certain Relationships and Related Party Transactions — Related Party Transactions — Exchange Agreement.” In the case of Messrs. Bass and Brooks, the number also includes vested but undelivered RSUs.
(2)	The percentage of beneficial ownership of Class A shares is based on 218,008,370 Class A shares outstanding as of April 27, 2017. In the case of each of our Principals (Messrs. Briger, Edens and Nardone), the percentage is based on the number of Class A shares deemed to be beneficially owned by such Principal (as detailed in footnote 1 above) divided by the sum of (i) 218,008,370 Class A shares outstanding, plus (ii) the number of FOG units owned by such Principal, each as of April 27, 2017. In the case of Messrs. Bass and Brooks, the percentage is based on the number of Class A shares deemed to be beneficially owned by such individual (as detailed in footnote 1 above) divided by the sum of (i) 218,008,370 Class A shares outstanding, plus (ii) the number of vested but undelivered RSUs owned by such individual, each as of April 27, 2017. The percentage of beneficial ownership excludes outstanding unvested RSUs.
(3)	The percentage of beneficial ownership of Class B shares is based on 169,207,335 Class B shares outstanding as of April 27, 2017.
(4)	The total percentage of voting power is based on 218,008,370 Class A shares and 169,207,335 Class B shares outstanding as of April 27, 2017. In the case of Messrs. Bass and Brooks, the number also includes vested but undelivered RSUs. The total percentage of voting power excludes outstanding unvested RSUs.
(5)	Of the number of Class A shares reported to be beneficially owned by Mr. Briger, five are Class A shares held as custodian for Mr. Briger’s son, 3,923,801 are Class A shares beneficially owned by Mr. Briger and the remainder are FOG units, which are exchangeable into Class A shares as described in footnote 1 above.
(6)	Of the number of Class A shares reported to be beneficially owned by Mr. Edens, 800 are Class A shares owned by Mr. Edens’ spouse, 286,711 are Class A shares beneficially owned by Mr. Edens and the remainder are FOG units, which are exchangeable into Class A shares as described in footnote 1 above.
(7)	Of the number of Class A shares reported to be beneficially owned by Mr. Nardone, 57,808 are Class A shares beneficially owned by Mr. Nardone and the remainder are FOG units, which are exchangeable into Class A shares as described in footnote 1 above. Does not include 209,644 Class A shares held by The Flying O Foundation, which Mr. Nardone may be deemed to beneficially own in his capacity as trustee.
(8)	The number of Class A shares reported to be beneficially owned by Messrs. Bass and Brooks includes 32,510 and 26,008 vested but undelivered RSUs, respectively.
(9)	Of the number of Class A shares reported to be beneficially owned by Mr. Rantz, 20,380 are restricted Class A shares, which will vest on July 29, 2017, generally subject to Mr. Rantz’s continued service through the applicable vesting date.
(10)	The number and percentage of Class A shares excludes the Class A shares that are deemed to be beneficially owned by the Principals pursuant to their exchange rights as described in footnote 1 above.
(11)	Mr. Levinson was a senior employee of the Company and is currently Chief Investment Officer of the Graticule Asia Macro Funds. In September 2016, Mr. Levinson exchange 307,143 FOG Units (together with the corresponding Class B shares) for Class A shares. The acquisition of Class A shares in connection with this exchange and similar exchanges in 2012 and 2013 has resulted in Mr. Levinson’s ownership of Class A shares exceeding 5%.
(12)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2017, by Morgan Stanley and Morgan Stanley Strategic Investments, Inc., 1585 Broadway, New York, NY 10036.
(13)	This information is based on a Schedule 13G filed with the SEC on March 7, 2017 by JPMorgan Chase & Co. on behalf of itself and J.P. Morgan Securities LLC, J.P. Morgan GT Corporation and J.P. Morgan Whitefriars Inc., 270 Park Avenue, New York, NY 1007 and MLP Investment Holdings, Inc., 383 Madison Avenue, New York, NY 10017
(14)	This information is based on a Schedule 13G/A filed with the SEC on March 10, 2017, by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.
(15)	This information is based on a Schedule 13G/A filed with the SEC on February 9, 2017, by Bay Pond Partners, L.P., a limited partnership for which Wellington Alternative Investments LLC is listed as general partner, Wellington Alternative Investments LLC, 280 Congress Street, Boston, MA 02210.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

Prior to the completion of our initial public offering in February 2007, our Board adopted a Policy and Procedures with Respect to Related Person Transactions, which we refer to as our Related Person Policy (as amended in July 2016). Pursuant to the terms of the Related Person Policy, the Nominating, Corporate Governance and Conflicts Committee of our Board must review and approve in advance any related party transaction, other than those that are pre-approved pursuant to pre-approval guidelines or rules that may be established by such committee to cover specific categories of transactions, including the guidelines described below. All Related Persons (defined below) are required to report to our legal department any such related person transaction prior to its completion and the legal department will determine whether it should be submitted to the Nominating, Corporate Governance and Conflicts Committee for consideration.

Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its consolidated subsidiaries (that is, not including the Fortress Funds)) was, is or will be a participant and the amount involved exceeds $120,000 and in which any Related Person had, has or will have a direct or indirect material interest.

Our Related Person Policy provides that the following transactions shall be deemed pre-approved by the Nominating, Corporate Governance and Conflicts Committee, even if the aggregate of any one or more of such transactions exceeds $120,000: (1) any investment by a Related Person in a private investment fund or other private collective investment vehicle managed by us or any of our subsidiaries or affiliates with respect to which management and incentive fees are waived (partially or in full), so long as it is not in violation of such fund’s organizational documents; (2) any investment by a Related Person in an offering of securities of an issuer (other than securities of an entity covered by clause (1) above) controlled or managed by us or any of our subsidiaries or affiliates; (3) any other investment by a Related Person or any other transaction arrangement or relationship in which a Related Person participates so long as such investment, transaction, arrangement or relationship is also generally available to our senior employees; and (4) any entry of investment funds or publicly traded permanent capital vehicles into management or similar or related agreements with the Company or any of its subsidiaries or affiliates, or amendments thereto, in which a Related Party may have a material interest.

A “Related Person,” as defined in our Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or a named executive officer of the Company or a nominee to become a director of the Company, any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities, any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner or any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner, and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Related Party Transactions

The following is a summary of material provisions of various transactions we have entered into with our executive officers, directors or 5% or greater shareholders. We believe the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.

Formation Transactions

Prior to December 31, 2009, our business was conducted by Fortress Operating Entity I LP and certain of its predecessors by merger (the “Operating Entities”) and Principal Holdings I LP (“Principal Holdings”) (the Operating Entities together with Principal Holdings, the limited partnerships through which we conduct our business and hold our principal investments, are referred to herein as the “Fortress Operating Group”), which collectively manage the Fortress Funds. Fortress Investment Group LLC was formed as a Delaware limited liability company for the purpose of completing the Nomura transaction, our initial public offering and the related transactions in order to carry on our business as a publicly-traded entity. As a result of the Nomura transaction and the transactions contemplated by our initial public offering, Fortress Investment Group LLC acquired control of the Fortress Operating Group and, as of December 31, 2016, held approximately 56.2% of the FOG units.

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation (“Nomura”), whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares of the Company for $888 million and the Company in turn purchased 55,071,450 Fortress Operating Group limited partnership units, which represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million (the foregoing transactions, collectively, the “Nomura transaction”).

In connection with the closing of the Nomura transaction, we formed FIG Corp., as a Delaware corporation, and FIG Asset Co. LLC, as a Delaware limited liability company, our two wholly-owned intermediate holding companies. In connection with the consummation of our initial public offering, we completed the following transactions:

•	we granted rights to the investors in the consolidated Fortress Funds to provide a simple majority of the respective unrelated limited partners with the right to accelerate the date on which the fund is liquidated, without “cause,” in accordance with certain procedures, or otherwise the ability to exert control over the fund, which resulted in our deconsolidation of these funds as of March 31, 2007;

•	we issued Class A shares to Nomura for net proceeds of $888.0 million (as described above);

•	FIG Corp. and FIG Asset Co. LLC (on behalf of any affiliated corporation) entered into a tax receivable agreement with our Principals, as described below;

•	we entered into an employment agreement with each of our Principals;

•	we entered into an investor shareholder agreement with Nomura, as described below;

•	we issued Class A shares in our initial public offering for net proceeds of approximately $652.7 million; and

•	we entered into a shareholders agreement between the Company with our Principals (the “Shareholders Agreement”), as described below, and our Principals entered into the principals agreement.

We refer to the foregoing collectively as the “Transactions.”

As a result of the Transactions:

•	Fortress Investment Group LLC is a holding company, and our primary assets are our indirect controlling general partner interest in the Fortress Operating Group and our FOG units, held through the intermediate holding companies;

•	our Principals acquired a majority of the FOG units and all of our Class B shares;

•	FIG Corp. or FIG Asset Co. LLC, as applicable, became the sole general partner of each of the entities that constitute the Fortress Operating Group. Accordingly, we operate and control the business of the Fortress Operating Group and its subsidiaries; and

•	net profits, net losses and distributions of the Fortress Operating Group were allocated and made to its unitholders, on a pro rata basis in accordance with their respective FOG units.

The remaining Transactions collectively comprise the reorganization pursuant to which the Principals, Nomura and the public acquired 100% of our outstanding Class A and Class B shares and our concurrent acquisition, through two intermediate holding companies, of the controlling general partner interest in the Fortress Operating Group and our FOG units.

Shareholders Agreement

Prior to the consummation of our initial public offering, we entered into the Shareholders Agreement with our Principals. The Shareholders Agreement, as amended, provides the Principals with certain rights with respect to the approval of certain matters and the designation of nominees to serve on our Board as well as registration rights for our securities that they own.

Principals’ Approval

The Shareholders Agreement provides that, so long as the Principals and their permitted transferees collectively own securities representing more than 40% of the total combined voting power of all of our outstanding Class A and Class B shares, our Board shall not authorize, approve or ratify any action described below without the prior approval (which approval may be in the form of an action by written consent) of Principals that are employed by the Fortress Operating Group holding our outstanding shares representing greater than 50% of the total combined voting power of all of our outstanding Class A and Class B shares held by such Principals, collectively:

•	any incurrence of indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•	any issuance by us, in any transaction or series of related transactions, of equity or equity-related outstanding shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly-owned subsidiaries or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the Shareholders Agreement;

•	any equity or debt commitment or investment or series of related equity or debt commitments or investments in an entity or related group of entities in an amount greater than $250 million;

•	any entry by us or any of our controlled affiliates into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million;

•	the adoption of a shareholder rights plan;

•	any appointment of a chief executive officer or co-chief executive officer; or

•	the termination of the employment of a Principal with us or any of our material subsidiaries without “cause.”

Board Representation

The Shareholders Agreement requires that we take all reasonably necessary action to effect the following:

•	so long as the Principals and their permitted transferees beneficially own: (i) shares representing more than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our Board shall nominate individuals designated by the Principals such that the Principals will have six designees on the Board; (ii) shares representing more than 40% and less than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our Board shall nominate individuals designated by the Principals such that the Principals will have five designees on the Board; (iii) shares representing more than 25% and less than 40% of the total combined voting power of our outstanding Class A and Class B shares, our Board shall nominate individuals designated by the Principals such that the Principals will have four designees on the Board; (iv) shares representing more than 10% and less than 25% of the total combined voting power of our outstanding Class A and Class B shares, our Board shall nominate individuals designated by the Principals such that the Principals will have two designees on the Board; and (v) shares representing less than 10% of the total combined voting power of our outstanding Class A and Class B shares, the Board shall have no obligation to nominate any individual that is designated by the Principals.

Registration Rights

Demand Rights. We have granted to the Principals registration rights that allow them at any time to request that we register the resale, under the Securities Act, of an amount of shares that they own representing at least 2.5% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering. Each Principal, together with his permitted transferees, shall be entitled to an aggregate of two demand registrations. We are not required to maintain the effectiveness of any resale registration statement for more than 90 days. We are also not required to effect any demand registration within six months of a “firm commitment” underwritten offering in which all Principals that held “piggyback” rights (as described below) were given the opportunity to sell shares and which offering included at least 50% of the shares collectively requested by the Principals with piggyback rights to be included. We are not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in our reasonable judgment, it is not feasible for us to proceed with the registration because of the unavailability of audited financial statements, provided that we use our reasonable best efforts to obtain such financial statements as promptly as practicable.

Piggyback Rights. For so long as a Principal, together with his permitted transferees and their respective permitted transferees, beneficially owns an amount of shares representing at least 1% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering (a “Piggyback Registrable Amount”), the principal shall also have “piggyback” registration rights that allows him to include the shares that he owns in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8 or any successor form thereto) or by any of our other holders of equity securities that have registration rights. The “piggyback” registration rights of these holders of equity securities are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

Shelf Registration. We have granted each Principal, for so long as each Principal, together with his permitted transferees and their respective permitted transferees, beneficially owns an amount of shares representing at least 2.5% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering, the right to request a shelf registration on Form S-3, providing for resales thereof to be made on a continuous basis, subject to a time limit on our efforts to keep the shelf registration statement continuously effective and our right to suspend the use of the shelf registration prospectus for a reasonable period of time (not exceeding 90 days in succession or 180 days in the aggregate in any 12 month period) if we determine that certain disclosures required by the shelf registration statement would be detrimental to us or our holders of equity securities. In addition, each Principal that, together with his permitted transferees and their respective permitted transferees, beneficially owns a Piggyback Registrable Amount and has not made a request for a shelf registration may elect to participate in such shelf registration within ten days after notice of the registration is given.

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

Clawback Guaranty Indemnity Agreement

Incentive income from certain of the private equity funds and credit private equity funds may be distributed to us on a current basis generally subject to the obligation of the subsidiary of the Fortress Operating Group that acts as general partner of the fund to repay the amounts so distributed in the event certain specified return thresholds are not ultimately achieved. The Principals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this “clawback” obligation. The Shareholders Agreement contains our agreement to indemnify each of our Principals against all amounts that the Principal pays pursuant to any of these personal guaranties in favor of our private equity funds (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guaranties).

Exchange Agreement

In connection with the completion of our initial public offering, the Principals entered into an exchange agreement (the “Exchange Agreement”) with us, under which, at any time and from time to time, each Principal (and each other party to the agreement) has the right to exchange a number of FOG units (i.e., a limited partner interest in each Fortress Operating Group entity) together with the corresponding Class B shares for an equal number of Class A shares. Upon an exchange of a Fortress Operating Group unit, the corresponding Class B share is cancelled and our interest in the Fortress Operating Group increases by the number of units exchanged. The Exchange Agreement was amended and restated in in March 2011 to add a former senior employee, who is not a principal and who then owned RPUs that were convertible into FOG units, as a party. The Exchange Agreement was further amended and restated in November 2016 to remove the former senior employee following the exchange of his remaining FOG units and corresponding Class B shares in September 2016 and to make similar updates.

Expense Allocation Agreement

We have entered into an expense allocation agreement with the Fortress Operating Group entities pursuant to which substantially all of Fortress’s expenses (other than (i) income tax expenses of Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC, (ii) obligations incurred under the tax receivable agreement and (iii) payments on indebtedness incurred by Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to Fortress Investment Group LLC, are accounted for as expenses of the Fortress Operating Group.

Tax Receivable Agreement

As described above, at any time and from time to time, each owner of a Fortress Operating Group unit has the right to exchange each of his FOG units (together with a corresponding Class B share) for one of our Class A shares in a taxable transaction. Certain of the Fortress Operating Group entities have made and others may make an election under Section 754 of the Internal Revenue Code, which may result in an adjustment to the tax basis of the assets owned by the Fortress Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions, as well as the increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of other assets, would reduce the amount of tax that FIG Corp. or FIG Asset Co. LLC (on behalf of any affiliated corporation that holds an interest in a Fortress Operating Group entity), as applicable, would otherwise be required to pay in the future. Additionally, our acquisition of FOG units from the Principals, such as in the Nomura transaction, also resulted in increases in tax deductions and tax basis that reduces the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

In connection with the closing of the Nomura transaction, the corporate taxpayers entered into a tax receivable agreement with our Principals that provides for the payment by the corporate taxpayers to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax savings that they realize. The tax savings that the corporate taxpayers actually realize will equal the difference between (i) the income taxes that the corporate taxpayers would pay if the tax basis of the assets was as shown on the corporate taxpayers’ books at the time of a taxable exchange and (ii) the income taxes that the corporate taxpayers actually pay, taking into account payments made under the tax receivable agreement as well as depreciation and amortization deductions attributable to the fair market value basis in the assets of the Fortress Operating Group. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Fortress Operating Group entity as a result of the transaction and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement continues until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units which have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. No payments will be made if a principal elects to exchange his FOG units in a tax-free transaction.

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

Although we are not aware of any issue that would cause the Internal Revenue Service (the “IRS”) to challenge a tax basis increase, our Principals will not reimburse the corporate taxpayers for any payments made by them under the tax receivable agreement. As a result, in certain circumstances, payments could be made to our Principals under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The payments that the corporate taxpayers may make to our Principals could be material in amount. However, our Principals receive 85% of our cash tax savings, leaving the corporate taxpayers with 15% of the benefits of the tax savings. In general, estimating the amount of payments that may be made to the Principals under the tax receivable agreement is, by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•	The timing of the transactions — For instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Fortress Operating Group entities at the time of the transaction;

•	The price of our Class A shares at the time of the transaction — The increase in any tax deductions, as well as tax basis increase in other assets, of the Fortress Operating Group entities is directly proportional to the price of the Class A shares at the time of the transaction;

•	The taxability of exchanges — If an exchange is not taxable for any reason, increased deductions will not be available; and

•	The amount and timing of our income — The corporate taxpayers will be required to pay 85% of the tax savings as and when realized, if any. If a corporate taxpayer does not have taxable income, the corporate taxpayer is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As noted above, no payments will be made if a principal elects to exchange his FOG units in a tax-free transaction.

Our purchase, through our intermediate holding companies, of a portion of the Principals’ FOG units as part of the Nomura and three other transactions resulted in an increase in the tax basis of the assets for which tax receivable payments could be made of approximately $914.7 million. As of March 31, 2017, we have made payments of principal and interest pursuant to the terms of the tax receivable agreement to the Principals in an aggregate amount of approximately $185.0 million. Any payments under the tax receivable agreement will give rise to additional tax benefits and additional potential payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether FIG Corp. has taxable income to utilize the benefit of the increase in the tax basis of the assets owned by the Fortress Operating Group.

Nomura

Upon consummation of the sale of Class A shares in connection with the Nomura transaction, we entered into an investor shareholder agreement with Nomura. The investor shareholder agreement provided Nomura with certain rights with respect to the designation of a nominee to serve on our Board or an observer to attend meetings of our Board, as well as registration rights for our securities that it owns, and placed certain restrictions on actions that Nomura may take with respect to us and our securities. On February 13, 2014, pursuant to a purchase agreement, we acquired all of Nomura’s 60,568,275 Class A shares for an aggregate purchase price of $363.4 million (or $6.00 per share) paid in cash. All of the purchased Class A shares were cancelled and ceased to be outstanding. As part of the purchase agreement, we agreed for each year until the third anniversary of the agreement to engage Nomura and its affiliates to provide certain financial advisory and financing services or pay Nomura annual sums, in lieu thereof, equal to the difference, if any, between $12 million minus all fees earned or received by Nomura for services provided to Fortress and its affiliates during such year. Pursuant to this arrangement, the Company paid Nomura $9.7 million and $10.6 million in 2015 and 2016, respectively.

Affiliated Manager

On January 5, 2015 (the “transfer date”), Adam Levinson, Chief Investment Officer of the Graticule Asia Macro Funds (“GAMF”), formerly known as the Fortress Asia Macro Funds, transitioned GAMF and related managed accounts, including GAMF employees, into an autonomous asset management business called Graticule Asset Management Asia, L.P. (together with its affiliates, “Graticule”), with the Company as a non-control partner and provider of infrastructure services. The Company retained a minority interest in Graticule, including economics generated by Graticule and other funds introduced in the future. This economic interest will be approximately 30% of earnings in 2015 and 2016, and will decline to approximately 27% over time. The Company recorded the results of this transaction at fair value. During the year ended December 31, 2015, the Company recorded a non-cash gain of $134.4 million, non-cash expense of $101.0 million related to the fair value of the controlling interest in Graticule transferred to Graticule for no consideration and $33.4 million from its resulting retained interest as an equity method investment. For additional information, see Note 1 of our audited consolidated financial statements in the 2016 10-K.

Graticule reimbursed the Company a total of $15.5 million for expenses it incurred with respect to compensation or employment of GAMF employees for the period between January 1, 2014 and the transfer date. Graticule also reimbursed the Company $350,000 for third-party fees and expenses in connection with the transactions described above. On the transfer date, Mr. Levinson also received a $3.0 million payment from the Company.

So long as it is an equity owner of the Graticule business, the Company has the right to appoint one member to its board. In addition, the Company has certain tag along, right of first refusal and drag along rights with respect to transfers of interests in a Graticule business entity by Mr. Levinson or his affiliates, as well as certain veto rights relating to organizational documents and corporate actions. In addition, on the transfer date, the Company entered into an arrangement with Mr. Levinson pursuant to which he will continue to provide specified portfolio management services covering certain managed accounts and will be compensated based on a percentage of profits. In 2015, Mr. Levinson received $732,167 as compensation for providing portfolio management services to these managed accounts. With the closing of the Fortress Macro funds, such managed accounts were transferred to Graticule for no consideration and therefore the compensation arrangements with Mr. Levinson for these services were terminated effective December 31, 2015. The Company also entered into an infrastructure support agreement with Graticule pursuant to which the Company provides infrastructure support services, including technology and back office services, to Graticule for a reasonable and customary fee. In 2015, the Company received $16.3 million in fees for the provision of these services. In May 2015, Graticule notified the Company of its intention to terminate the infrastructure services agreement effective at the end of May 2016. The Company will continue to earn fees for providing services to Graticule through the effective date of termination.

In February 2016, the Company entered into an agreement with Graticule for the sale of certain software and technology assets for $1.7 million, payable in one initial installment of $1.1 million at closing and a second installment of $550,000 on the first anniversary of the closing.

Share and Unit Repurchase

Michael E. Novogratz, a principal, officer and director of the Company retired effective January 2016. In November 2015, the Company purchased from Mr. Novogratz 56.8 million FOG units and corresponding Class B shares at $4.50 per share, or an aggregate purchase price of $255.7 million. In connection with this purchase, the Company paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount was repaid in August 2016 and the remainder in November 2017.

Other Related Party Transactions

Fortress generally bears overhead, administrative and other expenses for, and may provide certain other services to Fortress Funds for which they are not reimbursed. Fortress has also entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Fortress pays these costs directly and is reimbursed by the related Fortress Funds. For the year ended December 31, 2016, other revenues in Fortress’ financial statements included approximately $5.5 million of revenues from affiliates, primarily interest and dividends. In addition, Fortress received $223.2 million of expense reimbursements from affiliates during the year ended December 31, 2016, including $13.5 million from a fund in which two of our Principals are the primary equity investors pending the third party capital raising process. As of December 31, 2016, amounts due from Fortress Funds recorded in due from affiliates in Fortress’s financial statements included $43.5 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of December 31, 2016, the Company also has past due amounts of $12.2 million in management fees and $6.6 million in private equity general and administrative expenses due from another Fortress Fund which has been fully reserved by Fortress.

From time to time, we may advance amounts for short periods, or provide indemnification or guarantees to counterparties, on behalf of affiliates, typically in connection with the development and launch of new sponsored investment funds or vehicles or the financing of such funds or vehicles. In such cases, we may or may not charge interest to these affiliates. In 2016, we waived $1.9 million of interest owed from private equity funds related to management fees paid in arrears. One of our indirect subsidiaries acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and receives nominal fees for its loan origination duties.

Fortress Funds and/or their portfolio companies have engaged in a number of related party transactions. None of the Company, Fortress Operating Group or any of our investment management subsidiaries was a party to any of these transactions.

•	Certain of our portfolio companies and Fortress Funds are co-owned by, have merged with or have engaged in transactions (including loans) with other portfolio companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds, and transactions between portfolio companies take advantage of synergies between these entities.

•	In some instances, portfolio companies have entered into contracts with other portfolio companies or with certain of our equity method investees to provide services to, or receive services from, these entities, including asset management, consulting and loan servicing. These contracts were entered into because the entity providing the service possessed relevant expertise.

Our employees and directors, including the Principals and other senior employees, may also serve as directors and officers of the permanent capital vehicles and portfolio companies. Our employees and directors are permitted to participate in these entities as well as other Fortress Funds by investing in these funds alongside non-employee third party investors. Many of our employees and directors, including the Principals, other executive officers and senior employees, have invested in these funds. From time to time, Fortress may extend loans to non- executive officer employees, including in situations where employees serve as portfolio managers of Fortress Funds, to facilitate such employees’ investments in such funds and for other purposes. Outstanding advances

(including principal and accrued interest) totaled $10.1 million as of December 31, 2016. In many cases, investment in Fortress Funds is limited by law to individuals who qualify under applicable legal regimes. These funds generally do not require employees or directors to pay management fees and do not deduct incentive fees or “carried interest” from the funds’ distributions to these employees. In order to facilitate investments by the Principals in Fortress Funds, our Board of Directors has agreed that such fees may not be charged or deducted on their investments after the termination of their employment. In addition, certain of our executive officers from time to time invest their personal funds directly in affiliates of our funds on the same terms and with the same conditions as the other investors in these affiliates, who are not our directors, executive officers or employees.

Distributions to our executive officers and one former senior employee who is the beneficial owner of more than 5% of our shares (or persons or entities affiliated with them) of profits earned on investments made by, and other income from, any Fortress Fund for which amounts that were distributed (including return of capital invested by such directors or officers) to or, in the case of hedge funds, that could have been withdrawn from the current year profits by such director or officer in 2016 were in aggregate, as follows: Mr. Bass — $262,227, Mr. Briger — $39,825,958, Mr. Brooks — $57,616, Mr. Edens — $14,711,256, Mr. Nardone — $12,727,474, Mr. Novogratz — $15,316,252 and Mr. Levinson — $10,025,909. In 2016, the return of capital invested by such persons in such Fortress Funds over several years was as follows: Mr. Bass — $160,585, Mr. Briger —$15,950,796, Mr. Brooks — $39,172, Mr. Edens — $11,751,674, Mr. Nardone — $10,276,897, Mr. Novogratz — $8,569,700 and Mr. Levinson — $914,331. In addition, during 2016, Messrs. Bass and Brooks transferred assets to the Company in satisfaction of certain clawback obligations on historic private equity fund incentive payouts in the amounts of $334,514 and $234,160, respectively.

Certain Fortress subsidiaries may, from time to time, be required to pay taxes to various tax jurisdictions on behalf of its members, which include the Principals and other senior employees. These taxes are subject to reimbursement from the members and are collected periodically. The amount subject to reimbursement aggregated $0.9 million as of December 31, 2016.

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

In March 2012, as a result of the repeal of the exemption from registration under the Investment Advisers Act of 1940 for family offices, Fortress hired the personnel of the Principals’ family offices and entered into investment management agreements with the family offices. Pursuant to these agreements, these individuals work solely on the Principals’ personal financial matters, and the Principals reimburse Fortress for their compensation, benefits and other incremental expense attributable to them. The total amount of such expenses, along with reimbursements by a Principal for similar time spent by employees on affiliated businesses, was $2.4 million in 2016.

Two of the Principals indirectly owned aircraft that Fortress charters from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the Fortress Funds, depending on the purposes of the trip, pay market rates for the charters. These amounts totaled $2.2 million and $0.5 million in 2016 for each Principal. The operators remit a portion of these amounts to the Principals.

Please also see Note 7 of our audited consolidated financial statements in the 2016 10-K.

Fortress Operating Group Limited Partnership Agreements and Our Operating Agreement

Operating Agreement of Fortress Investment Group LLC

Organization and Duration

The Company was formed on November 6, 2006 as Fortress Investment Group Holdings LLC, was subsequently renamed Fortress Investment Group LLC on February 1, 2007 and will remain in existence until dissolved in accordance with our Operating Agreement.

Relationship with Fortress Operating Group Entities

Under our Operating Agreement, we must receive the consent of the Principals before engaging in the following actions:

•	directly or indirectly entering into or conducting any business or holding any assets other than (a) business conducted and assets held by the Fortress Operating Group and its subsidiaries, (b) ownership, acquisition and disposition of equity interests in our subsidiaries, (c) the management of the business of the Fortress Operating Group, (d) making loans and incurring indebtedness that is otherwise not prohibited under our Operating Agreement, (e) the offering, sale, syndication, private placement or public offering of securities or other interests in compliance with our Operating Agreement, (f) any financing or refinancing related to the Fortress Operating Group and its subsidiaries, (g) any activity or transaction contemplated by the Shareholders Agreement or the Exchange Agreement and (h) any activities incidental to the foregoing;

•	incurring or guaranteeing any indebtedness other than that incurred in connection with an exchange under the Exchange Agreement and indebtedness to the Company or any of its subsidiaries;

•	owning any assets other than permitted equity interests, permitted indebtedness and such cash and cash equivalents as the Board deems reasonably necessary for us and our subsidiaries to carry out our respective responsibilities contemplated under our Operating Agreement;

•	disposing of any interest in FIG Corp., FIG Asset Co. LLC or the Fortress Operating Group or owning any interest in any person other than the Fortress Operating Group entities or a wholly owned subsidiary that directly or indirectly owns an interest in the Fortress Operating Group entities;

•	issuing equity securities unless the proceeds of the issuance are contributed to the Fortress Operating Group entities in exchange for equity securities of the Fortress Operating Group entities with preferences, rights, terms and provisions that are substantially the same as those of such company equity securities and equal in number to the number of company equity securities issued;

•	contributing cash or other assets to the Fortress Operating Group entities other than proceeds from the issuance of equity securities;

•	effecting any share split, subdivision, reverse share split, combination, pro rata distribution or any other recapitalization or reclassification of the Class A or Class B shares or units of the Company or any Fortress Operating Group entity, unless similar transactions are effected concurrently such that (a) the ratio of outstanding Class A shares or units to outstanding Class B shares or units is maintained and (b) the Company and all Fortress Operating Group entities have the same number of Class A and Class B shares or units outstanding;

•	making any capital contribution to any Fortress Operating Group entity unless a capital contribution is concurrently made to all of the Fortress Operating Group entities and the values of the capital contributions to all Fortress Operating Group entities are proportional to their relative equity values at the time;

•	permitting any Fortress Operating Group entity to issue any equity securities to the Company or any of its subsidiaries unless each other Fortress Operating Group entity concurrently issues equity securities that are equal in number to and have substantially the same provisions as the equity securities issued by such Fortress Operating Group entity;

•	causing the Fortress Operating Group entity to establish record dates for distribution payments unless they coincide with the record dates for distribution payments paid by the Company;

•	preventing any Class B units from being converted into an equal number of Class A units by the Fortress Operating Group entities if, as a result of an exchange pursuant to the Exchange Agreement, we or our subsidiaries acquire any Class B units issued by the Fortress Operating Group; and

•	repurchasing or redeeming any equity securities from us or any of our subsidiaries (excluding the Fortress Operating Group and their subsidiaries) except pursuant to our Operating Agreement.

Duties of Officers and Directors

Our Operating Agreement does not expressly modify the duties and obligations owed by officers and directors under the Delaware General Corporation Law (the “DGCL”). However, there are certain provisions in our Operating Agreement regarding exculpation and indemnification of our officers and directors that differ from the DGCL. First, our Operating Agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. Under the DGCL, a director or officer would be liable to us for: (1) breach of duty of loyalty to us or our shareholders; (2) intentional misconduct, knowing violations of the law or acts or omissions that are not done in good faith; (3) improper redemption of stock or declaration of a dividend; or (4) a transaction from which the director derived an improper personal benefit.

Second, our Operating Agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent permitted by law. Under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful.

Third, our Operating Agreement provides that in the event a potential conflict of interest exists or arises between any of our Principals, our directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any of our shareholders, on the other hand, a resolution or course of action by our Board shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of the Board to us or our shareholders, if such resolution or course of action is (1) approved by our nominating, corporate governance and conflicts committee, which is composed of independent directors, (2) approved by shareholders holding a majority of our shares that are disinterested parties, (3) on terms no less favorable than those generally provided to or available from unrelated third parties, or (4) fair and reasonable to us. Under the DGCL, a corporation is not permitted to automatically exempt Board members from claims of breach of fiduciary duty under such circumstances.

Expansion of Board of Directors

Our Operating Agreement provides that the number of directors which shall constitute the whole Board shall be determined from time to time by resolution adopted by a majority of the Board then in office, provided that, for so long as our Principals shall have the right to designate nominees to the Board under the Shareholders Agreement, the number of directors may not be increased without the consent of the Principals.

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

Amendment of Our Operating Agreement

Amendments to our Operating Agreement may be proposed only by or with the consent of our Board. To adopt a proposed amendment, our Board is required to seek written approval of the holders of the number of shares required to approve the amendment or call a meeting of our shareholders to consider and vote upon the proposed amendment. Except as set forth below, an amendment must be approved by holders of a majority of the total combined voting power of our outstanding Class A and Class B shares and, to the extent that such amendment would have a material adverse effect on the holders of any class or series of shares, by the holders of a majority of such class or series.

Prohibited Amendments. No amendment may be made that would:

•	enlarge the obligations of any shareholder without such shareholder’s consent, unless approved by at least a majority of the type or class of shares so affected;

•	provide that we are not dissolved upon an election to dissolve our limited liability company by our Board that is approved by holders of a majority of the total combined voting power of our outstanding Class A and Class B shares;

•	change the term of existence of our Company; or

•	give any person the right to dissolve our limited liability company other than our Board’s right to dissolve our limited liability company with the approval of holders of a majority of the total combined voting power of our outstanding Class A and Class B shares.

The provision of our Operating Agreement preventing the amendments having the effects described in any of the clauses above can be amended upon the approval of holders of at least two-thirds of the total combined voting power of our outstanding Class A and Class B shares, voting together as a single class.

No Shareholder Approval. Our Board may generally make amendments to our Operating Agreement without the approval of any shareholder or assignee to reflect:

•	a change in our name, the location of our principal place of our business, our registered agent or our registered office;

•	the admission, substitution, withdrawal or removal of shareholders in accordance with our Operating Agreement;

•	the merger of our Company or any of its subsidiaries into, or the conveyance of all of our assets to, a newly-formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity;

•	a change that our Board determines to be necessary or appropriate for us to qualify or continue our qualification as a company in which our members have limited liability under the laws of any state or to ensure that we will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes other than as we specifically so designate;

•	an amendment that our Board determines, based upon the advice of counsel, to be necessary or appropriate to prevent us, members of our Board or our officers, agents or trustees from in any manner being subjected to the provisions of the Investment Company Act of 1940, the Investment Advisers Act of 1940 or “plan asset” regulations adopted under the Employee Retirement Income Security Act of 1974 (“ERISA”), whether or not substantially similar to plan asset regulations currently applied or proposed;

•	an amendment or issuance that our Board determines to be necessary or appropriate for the authorization of additional securities;

•	any amendment expressly permitted in our Operating Agreement to be made by our Board acting alone;

•	an amendment effected, necessitated or contemplated by a merger agreement that has been approved under the terms of our Operating Agreement;

•	any amendment that our Board determines to be necessary or appropriate for the formation by us of, or our investment in, any corporation, partnership or other entity, as otherwise permitted by our Operating Agreement;

•	a change in our fiscal year or taxable year and related changes; and

•	any other amendments substantially similar to any of the matters described in the clauses above.

In addition, our Board may make amendments to our Operating Agreement without the approval of any shareholder or assignee if our Board determines that those amendments:

•	do not adversely affect the shareholders (including any particular class or series of shares as compared to other classes or series of shares) in any material respect;

•	are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute;

•	are necessary or appropriate to facilitate the trading of shares or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the shares are or will be listed for trading, compliance with any of which our Board deems to be in the best interests of us and our shareholders;

•	are necessary or appropriate for any action taken by our Board relating to splits or combinations of shares under the provisions of our Operating Agreement; or

•	are required to effect the intent expressed in the registration statement filed in connection with our initial public offering, or the intent of the provisions of our Operating Agreement, or are otherwise contemplated by our Operating Agreement.

The IRS could challenge the Trust’s manner of reporting to investors (e.g., if the IRS asserts that the Trust constitutes a partnership or is ignored for U.S. federal income tax purposes). In addition, the Trust could be subject to penalties if it were determined that the Trust did not satisfy applicable reporting requirements.

Anti-Takeover Effects, Our Operating Agreement

Our Operating Agreement provides that our shareholders (with the exception of our Principals if they collectively own shares representing at least 50% of the total combined voting power of all of our Class A and Class B shares) are specifically denied the ability to call a special meeting of the shareholders. Advance notice must be provided by our shareholders to nominate persons for election to our Board as well as to propose actions to be taken at an annual meeting.

Amended and Restated Agreement of Limited Partnership of the Fortress Operating Group Entities

Each of the amended and restated partnership agreements for the Operating Entities was entered into by FIG Corp. as the general partner and the Principals as limited partners, and the amended and restated partnership agreement for Principal Holdings was entered into by FIG Asset Co. LLC as the general partner and the Principals as limited partners. The amended and restated partnership agreements are substantially similar in form and the following is a summary of certain of the material provisions of each of the amended and restated partnership agreements.

Issuance of Equity Securities by Fortress

If Fortress issues any equity securities, it is expected that: (1) Fortress will immediately contribute the cash proceeds or other consideration received from such issuance, and from the exercise of any rights contained in any such securities, to FIG Corp. and FIG Asset Co. LLC (allocated between them in accordance with their relative values at the time such equity securities are issued); (2) FIG Corp. will immediately contribute its portion of such cash proceeds or other consideration to the Operating Entities and any other entities that FIG Corp. directly acquires an interest in, to the extent that as of the date of such acquisition FIG Corp. and the Principals and their respective permitted transferees own interests in such entity that are in proportion to their respective ownership interests in the other Operating Entities on such date (allocated among them in accordance with their relative values at the time such equity securities are issued); (3) FIG Asset Co. LLC will immediately contribute its portion of such cash proceeds or other consideration to Principal Holdings and any other entities that FIG Asset Co. LLC directly acquires an interest in, to the extent that as of the date of such acquisition FIG Asset Co. LLC and the Principals and their respective permitted transferees own interests in such entity that are in proportion to their respective ownership interests in Principal Holdings on such date (allocated among them in accordance with their relative value at the time such equity securities are issued); (4) in exchange for the portion of such cash proceeds or other consideration contributed to the limited partnership, the general partner will receive (i) in the case of an issuance of Class A shares, Class A common units, and (ii) in the case of an issuance of any other equity securities by Fortress, except for Class B shares, a new class or series of units or other equity securities of the limited partnership with designations, preferences and other rights, terms and provisions that are substantially the same as those of such Fortress equity securities (with any dollar amounts adjusted to reflect the portion of the total amount of cash proceeds or other consideration received by Fortress that is contributed to the limited partnership); and (5) in the event of any subsequent transaction involving such Fortress equity securities (including a share split, a combination, a distribution of additional Fortress equity securities, a conversion, redemption or exchange of such Fortress equity securities), the general partner will concurrently effect a similar transaction with respect to the units or other equity securities issued by the limited partnership in connection with the issuance of such Fortress equity securities.

In the event of any issuance of equity securities by Fortress, and the contribution of the cash proceeds or other consideration received from such issuance as described above, the limited partnership shall pay or reimburse Fortress (directly or indirectly by paying or reimbursing the general partner) for its pro rata portion (based on the portion of the total cash proceeds or other consideration contributed to the limited partnership) of the expenses incurred by Fortress in connection with such issuance, including any underwriting discounts or commissions.

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

Transfer

A limited partner may not transfer all or any of such partner’s units without approval of the general partner, which approval may be granted or withheld in the general partner’s sole and complete discretion; provided, however, that without the general partner’s approval, a limited partner may (1) transfer units pursuant to the Exchange Agreement or exchange letter agreement among FIG Corp. and the Principals, (2) transfer units to a permitted transferee of such partner or (3) pledge or assign units to a non-affiliated lending institution. A limited partner may not, without the consent of the general partner, withdraw from the partnership prior to the partnership’s termination.

Limited partners holding a majority of the outstanding Class A common units have the right to remove the general partner at any time, with or without “cause.” Upon the withdrawal or removal of the general partner, limited partners holding a majority of the outstanding Class A common units shall have the right to appoint a successor general partner; provided, that any successor general partner must be a direct or indirect wholly owned subsidiary of Fortress.

Amendments

Except as may be otherwise required by law, the amended and restated partnership agreement may be amended by the general partner without the consent or approval of any partners, expect that (1) if an amendment adversely affects the rights of a unit holder other than on a pro rata basis with other unit holders of the same class, such unit holders must consent to the amendment, (2) no amendment may adversely affect the rights of a class of unit holders without the consent of a majority of the holders of the outstanding units of such class and (3) the consent rights of the Principals may not be amended without the written consent of the Principals that hold a majority of the Class B common units then owned by all Principals and their permitted transferees.

Transaction with SoftBank Group Corp.

On February 14, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”), and Foundation Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Our Board of Directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the “Special Committee”), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by the our shareholders.

Consummation of the Merger is subject to certain conditions. In connection with our entry into the Merger Agreement, we also entered into certain other agreements and / or amendments to existing agreements, as described more fully below.

Founders Agreement

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the “Founders Agreement”) with the Company, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the “Buyers”), Randal Nardone, Wesley Edens, and Peter Briger (each, a “Founder”), and their related parties that own FOG units (collectively with the Founders, the “Sellers”), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the FOG units that are not already owned by the Company and its subsidiaries.

At the closing of the transactions contemplated by the Founders Agreement (the “Founders Closing”), which is to occur substantially concurrently with the closing of the Merger, each FOG unit will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for, among other things, certain tax distributions made to the Sellers with respect to their FOG units.

Each Seller will place 50% of the after-tax proceeds from the sale of its FOG units into escrow at the Founders Closing. Eighty percent (80%) of the escrowed amount will be released to the applicable Seller upon the fourth anniversary of the Founders Closing, and the remaining escrowed amount will be released to the applicable Seller upon the fifth anniversary of the Founders Closing. If, prior to the applicable release date, (i) the Founders employment is terminated by the Company for any reason, (ii) Founder resigns for “good reason” (as defined in the Founders Agreement) or (iii) the Founder’s employment is terminated due to death or disability (each, an “Early Release Event”), the escrowed proceeds will be released to the applicable Seller. If, prior to the applicable release date, the applicable Founder’s employment is terminated by the Founder for any reason other than due to a resignation with “good reason” or the Founder’s death or disability, the escrowed proceeds will be forfeited to Parent. Each Seller is also required to retain investments in Company vehicles and certain other agreed investments equal to 90% of its existing investments until the earlier of the fourth anniversary of the Founders Closing or upon an Early Release Event. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of the Company or Sponsor, or in stock of Sponsor.

The Sellers have made customary representations and warranties in the Founders Agreement and have agreed to be personally liable to Parent or Merger Sub, in an amount up to the aggregate proceeds received by any Seller under the Founders Agreement, for certain losses. The Founders have also agreed to covenants regarding non-competition, non-solicitation of employees and non-solicitation of investors for a period of 24 months after termination of employment. From and after the Founders Closing, each Founder will have the right to sit on our post-closing Board of Directors so long as he is employed by the Company or its subsidiaries, and the Board’s compensation committee must include at least two Founders.

Consummation of the Founders Closing is subject to certain conditions, including, without limitation, (i) the satisfaction of the conditions to the Merger or the waiver of such conditions by the applicable parties thereto; (ii) the absence of a temporary order, preliminary or permanent injunction or other order or legal requirements preventing the consummation of the Founders Closing; (iii) the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and agreements contained in the Founders Agreement (in each case, subject to certain qualifications); and (iv) the effectiveness of the Escrow Agreements (as defined in the Founders Agreement), the TRA Waiver (as defined below) and the amendment of the Principal Compensation Plan described below.

The Founders Agreement may not be amended without mutual written consent of the parties and, if prior to the Founders Closing, approval of the Special Committee. The Founders Agreement automatically terminates upon termination of the Merger Agreement or by mutual written consent of the parties and the Special Committee.

The foregoing summary of the Founders Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Founders Agreement filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017, and incorporated herein by reference.

Support Agreements

In connection with entering into the Merger Agreement, on February 14, 2017, Parent entered into a Voting and Support Agreement (each, a “Support Agreement”) with each Founder and his related parties that own voting shares of the Company (collectively, the “Supporting Members”). The Support Agreements generally require that the Supporting Members vote their Covered Securities (as defined in the Support Agreement) of the Company that represent, in the aggregate, 34.99% of the total voting power of the Company, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals, and take certain other actions in furtherance of the transactions contemplated by the Merger Agreement, in each case subject to the limitations set forth in the Support Agreements.

Subject to certain exceptions, the Support Agreements prohibit transfers by the Supporting Members of any of their Covered Securities prior to the termination of the Support Agreement and other actions that would impair their ability to fulfill their obligations under the Support Agreements.

The foregoing summary of the Support Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of each of the Support Agreements, respectively, filed as Exhibits 99.1, 99.2 and 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017, and incorporated herein by reference.

TRA Waiver

Under the existing Tax Receivable Agreement, the Founders are entitled to receive certain payments from FIG Corp. equal to a percentage of the future tax benefits that FIG Corp. realizes as a result of certain transactions, including the Founders’ exchange of FOG Units for Class A shares of the Company. In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into a Waiver Agreement (the “TRA Waiver”) with certain other subsidiaries of the Company and the Founders, effective as of and subject to the occurrence of the Founders Closing, pursuant to which the Founders waive their rights to receive any payments under the Tax Receivable Agreement arising out of the transactions contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. Under the Tax Receivable Agreement, the Founders will also agree to amend certain key tax assumptions that affect the timing and amount of future payments to be received by the Founders with respect to transactions that occur prior to the Founders Closing (“Pre-Transaction Exchanges”). Subject to those amendments, future payments under the Tax Receivable Agreement attributable to Pre-Transaction Exchanges will generally continue to be contingent on FIG Corp. having sufficient future operating income to utilize the applicable tax benefits. In addition, under the TRA Waiver, the aggregate amount of a Founder’s future payments under the Tax Receivable Agreement will be capped at such Founder’s pro rata share of the liability for such payments recorded on the Company’s audited consolidated financial statements for the year ending December 31, 2016. The waivers and amendments provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Founders would otherwise have been entitled under the Tax Receivable Agreement.

The foregoing summary of the TRA Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TRA Waiver, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017, and incorporated herein by reference.

Amended and Restated Employment, Non-Competition, and Non-Solicitation Agreements

In connection with their execution of the Founders Agreement, each of the Founders entered into an Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement (the “Employment Agreements”) with FIG LLC, an operating subsidiary of the Company (the “Employer”). The Employment Agreements will become effective on and subject to the Founders Closing and will have an initial five-year term and provide that each Founder will serve as a Principal of the Employer, with duties consistent with those he presently has, and as a director and officer of the Company, FIG LLC and their subsidiaries.

The Employment Agreements provide each Founder with an annual base salary of $200,000. The Employment Agreements also provide that the Founders will generally continue to receive certain benefits on a basis consistent with those provided to them immediately prior to the Founders Closing. Upon a Founder’s termination of employment by the Employer without “cause” or a Founder’s resignation for “good reason” (each as defined in the Founders Agreement), the Founder is entitled to receive a lump sum severance benefit equal to three times the Founder’s then-current base salary, subject to execution of a release of claims. The Founders are also subject to post-termination restrictive covenants including the non-competition and non-solicitation obligations set forth in the Founders Agreement (as described above).

The foregoing summary of the Employment Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of each of the Employment Agreements, respectively, filed as Exhibits 10.2, 10.3 and 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017, and incorporated herein by reference.

Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan was further amended and restated, effective as of and subject to the Founders Closing, to make certain clarifying and conforming changes.

Under the amended Principal Compensation Plan, the Founders will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress’s flagship hedge funds during a given year (“Performance Payments”). Performance Payments will be calculated using existing formulas (e.g., 20% of the fund management distributable earnings of new assets under management in new businesses) and payable as cash distributions in respect of equity interests that the Founders hold in the Fortress Operating Group.

Upon a Founder’s termination without “cause” or resignation for “good reason” (each as defined in the Founders Agreement), or termination due to his death or disability, the Founder will be entitled to certain payments to which he otherwise would have been entitled under the amended Principal Compensation Plan for the full year in which he was terminated, subject to execution of a release of claims. In addition, following any termination, a Founder will be entitled to receive and retain his vested equity interests granted in respect of incentive fees on private equity funds.

The foregoing summary of the Principal Compensation Plan amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Principal Compensation Plan amendment, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2017, and incorporated herein by reference.

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and officers. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our Operating Agreement against (1) any and all expenses and liabilities, including judgments, fines, penalties and amounts paid in settlement of any claim with our approval and counsel fees and disbursements, (2) any liability pursuant to a loan guarantee, or otherwise, for any of Fortress’s indebtedness and (3) any liabilities incurred as a result of acting on our behalf (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our Operating Agreement.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. We maintain directors’ and officers’ liability insurance for our officers and directors.

Director Independence. On April 24, 2017, the Board determined the independence of each member of the Board in accordance with the NYSE corporate governance rules and applicable rules of the United States Securities and Exchange Commission (“SEC”). Each director affirmatively determined by the Board to have met the standards set forth in Section 303A.02(b) of the NYSE listing standards is referred to herein as an “independent director.” The Board has determined that the following Board members are independent directors because none of them had a material relationship with the Company: David B. Barry, Douglas L. Jacobs, Michael G. Rantz and George W. Wellde, Jr. In making its determinations, our Board considered all relevant facts and circumstances, as required by applicable NYSE listing standards, including continuing co-investment in real property among Messrs. Barry, Edens, and Nardone and the employment of Mr. Wellde’s daughter by the Company and Mr. Rantz’s daughter as part of the Company’s summer internship program.

The NYSE rules generally require that the boards of most listed companies consist of a majority of “independent directors” and that the nominating/corporate governance committee, the compensation committee and the audit committee of the Board consist entirely of “independent directors.” Under NYSE listing standards, whether a director is an “independent director” is a subjective determination to be made by the Board, and a director of Fortress only qualifies as “independent” if the Board affirmatively determines that the director has no material relationship with Fortress (either directly or as a partner, shareholder or officer of an organization that has a relationship with Fortress). While the test for independence is a subjective one, the NYSE rules also contain objective criteria that preclude directors from being considered independent in certain situations.

Specifically, persons meeting any of the following objective criteria would be deemed to be not independent:

•	A director who is an employee, or whose immediate family member is an executive officer, of Fortress (including any consolidated subsidiary) may not be considered independent until three years after the end of such employment relationship;

•	A director who has received, or whose immediate family member has received, during any twelve- month period within the last three years, more than $120,000 in direct compensation from Fortress (including any consolidated subsidiary), other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service). Compensation received by an immediate family member for service as an employee (other than an executive officer) need not be considered in determining independence under this test;

•	A director (i) who is, or whose immediate family is, a current partner of a firm that is the internal or external auditor of Fortress; (ii) who is a current employee of such a firm; (iii) whose immediate family member is a current employee of such firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) who was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Fortress’s audit within that time;

•	A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of Fortress’s present executives serve on that company’s compensation committee may not be considered independent until three years after the end of such service or the employment relationship; and

•	A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company (or a consolidated subsidiary of such company) that makes payments to, or receives payments from, Fortress for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues may not be considered an independent director until three years after falling below such threshold.

Ownership, either directly or indirectly, of a significant amount of Fortress’s Class A or Class B shares, by itself, does not constitute a material relationship. In addition, an investment in one or more Fortress Funds (as defined hereafter), by itself, also does not constitute a material relationship.

The Board has not established additional guidelines to assist it in determining whether a director has a material relationship with Fortress under NYSE rules. Instead, it evaluates each director or nominee for director under the tests set forth by the NYSE and through a broad evaluation of all relevant facts and circumstances. The Board, when assessing the materiality of a director’s relationship with Fortress, also considers the issue not merely from the standpoint of the director but also from that of persons or organizations with which the director has an affiliation.

Item 14.	Principal Accounting Fees and Services

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the 2016 financial statements, Fortress entered into an engagement letter with Ernst & Young LLP, independent registered public accounting firm (“EY”), which sets forth the terms by which EY has performed audit services for Fortress.

The following summarizes EY’s fees for professional services rendered in 2016 and 2015.

	2016	2015
Audit Fees(1)	$4.5million	$5.7 million
Audit-Related Fees(2)	$0.5 million	$0.9 million
Tax Fees(3)	$1.1 million	$1.1 million
All Other Fees	—	—

(1)	Includes fees for the audits of the consolidated financial statements of the Company, audits of the effectiveness of the Company’s internal control over financial reporting, reviews of the quarterly consolidated financial statements, statutory audits and supplemental regulatory filings.
(2)	Primarily consists of fees for accounting consultations about the application of generally accepted accounting principles.
(3)	Represents fees related primarily to assistance with tax compliance matters, including international, federal and state tax returns preparation and various related consultations.

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee has policies and procedures that require the pre-approval by the Audit Committee or one of its members of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. In the early part of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by the firm during the year. In addition, pre-approval by the Audit Committee or one of its members is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee pursuant to the Sarbanes-Oxley Act of 2002. The fees and services provided as noted in the tables above were authorized and approved by the Audit Committee.

Of the fees set forth in the table above, none of the “Audit Related Fees,” none of the “Tax Fees” and none of the “All Other Fees” were approved by the Audit Committee pursuant to SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X. This rule provides that the pre-approval requirement is waived, with respect to fees for services other than audit, review or attest services, if (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to EY during the fiscal year in which the services are provided, (2) such services were not recognized by the Company at the time of the engagement to be non-audit services and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment:

(a) Financial Statements and Schedules:

None

(b) Exhibits:

The exhibits listed in the exhibit index in the Original Filing and the exhibits listed in the exhibit index in this Amendment are filed with, or incorporated by reference in, this report.

(c) Financial Statements:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

April 28, 2017

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Exhibit Index

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.