Form 10-Q
period 2017-03-31
Fortress Investment Group LLC
filed 2017-05-08
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
(212) 798-6100
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
Class A Shares: 218,008,370 outstanding as of May 5, 2017.
Class B Shares: 169,207,335 outstanding as of May 5, 2017.

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

"principals" or "Principals" refers to Peter Briger, Wesley Edens and Randal Nardone, collectively, as well as Michael Novogratz until his retirement in January 2016. The principals significantly influence the public company through their ownership of the public company's Class B shares. The Class B shares and the Class A shares are each entitled to one vote per share. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$334,682	$397,125
Due from affiliates	194,163	320,633
Investments	821,894	880,001
Investments in options	87,963	53,206
Deferred tax asset, net	415,242	424,244
Other assets	125,623	126,165
Total Assets	$1,979,567	$2,201,374

Liabilities and Equity
Accrued compensation and benefits	$154,402	$370,413
Due to affiliates	327,799	360,769
Deferred incentive income	369,976	330,354
Debt obligations payable	182,838	182,838
Other liabilities	98,074	69,255
Total Liabilities	1,133,089	1,313,629

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 218,008,370
and 216,891,601 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,207,335
shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	1,892,521	1,899,163
Retained earnings (accumulated deficit)	(1,337,679)	(1,333,828)
Accumulated other comprehensive income (loss)	(2,519)	(1,094)
Total Fortress shareholders' equity	552,323	564,241
Principals' and others' interests in equity of consolidated subsidiaries	294,155	323,504
Total Equity	846,478	887,745
Total Liabilities and Equity	$1,979,567	$2,201,374

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Management fees: affiliates	$126,169	$127,390
Management fees: non-affiliates	14,223	13,419
Incentive income: affiliates	30,373	31,778
Incentive income: non-affiliates	410	451
Expense reimbursements: affiliates	58,294	55,291
Expense reimbursements: non-affiliates	619	1,157
Other revenues (affiliate portion disclosed in Note 6)	2,140	2,131
Total Revenues	232,228	231,617

Expenses
Compensation and benefits	181,992	164,205
General, administrative and other	52,945	33,126
Depreciation and amortization	4,455	6,266
Interest expense	1,979	3,037
Total Expenses	241,371	206,634

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	20,439	(16,673)
Tax receivable agreement liability adjustment	—	(2,699)
Earnings (losses) from equity method investees	(19,868)	(20,780)
Total Other Income (Loss)	571	(40,152)

Income (Loss) Before Income Taxes	(8,572)	(15,169)
Income tax benefit (expense)	1,738	(783)
Net Income (Loss)	$(6,834)	$(15,952)
Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$(3,585)	$(7,426)
Net Income (Loss) Attributable to Class A Shareholders	(3,249)	(8,526)
	$(6,834)	$(15,952)
Dividends declared per Class A share	$0.09	$0.08

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$(0.02)	$(0.04)
Net income (loss) per Class A share, diluted	$(0.02)	$(0.04)
Weighted average number of Class A shares outstanding, basic	220,496,395	220,847,407
Weighted average number of Class A shares outstanding, diluted	220,496,395	220,847,407

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Comprehensive income (loss) (net of tax)
Net income (loss)	$(6,834)	$(15,952)
Foreign currency translation income (loss)	(3,268)	(103)
Comprehensive income (loss) from equity method investees	(1)	(130)
Total comprehensive income (loss)	$(10,103)	$(16,185)
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals' and others' interests	$(5,432)	$(7,570)
Comprehensive income (loss) attributable to Class A shareholders	(4,671)	(8,615)
	$(10,103)	$(16,185)

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders' Equity	Principals' and Others' Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	216,891,601	169,207,335	$1,899,163	$(1,333,828)	$(1,094)	$564,241	$323,504	$887,745
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 1)	—	—	—	(602)	—	(602)	(468)	(1,070)
Contributions from principals' and others' interests in equity	—	—	6,735	—	—	6,735	10,218	16,953
Distributions to principals' and others' interests in equity (net of tax)	—	—	—	—	—	—	(35,742)	(35,742)
Class A dividends declared	—	—	(19,621)	—	—	(19,621)	—	(19,621)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(507)	—	—	(507)	(393)	(900)
Net deferred tax effects resulting from changes in ownership of Fortress Operating Group units	—	—	1,655	—	—	1,655	—	1,655
Director restricted share grant	47,325	—	129	—	—	129	101	230
Capital increase related to equity-based compensation (net of tax)	1,069,444	—	4,127	—	—	4,127	3,204	7,331
Dilution impact of equity transactions (Note 6)	—	—	840	—	(3)	837	(837)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(3,249)	—	(3,249)	(3,585)	(6,834)
Foreign currency translation income (loss)	—	—	—	—	(1,421)	(1,421)	(1,847)	(3,268)
Comprehensive income (loss) from equity method investees	—	—	—	—	(1)	(1)	—	(1)
Total comprehensive income (loss)						(4,671)	(5,432)	(10,103)
Equity - March 31, 2017	218,008,370	169,207,335	$1,892,521	$(1,337,679)	$(2,519)	$552,323	$294,155	$846,478

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(6,834)	$(15,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,455	6,266
Other amortization (included in interest expense)	172	273
(Earnings) losses from equity method investees	19,868	20,780
Distributions of earnings from equity method and other investees	30,863	3,993
(Gains) losses	(20,439)	16,673
Deferred incentive income	(15,026)	(29,310)
Deferred tax (benefit) expense	10,567	11,656
Options received from affiliates	(8,068)	—
Tax receivable agreement liability adjustment	—	2,699
Equity-based compensation	6,401	8,023
Options in affiliates granted to employees	5,772	653
Other	74	530
Cash flows due to changes in
Due from affiliates	33,774	44,155
Other assets	(8,793)	(26,473)
Accrued compensation and benefits	(205,691)	(185,983)
Due to affiliates	(38,344)	9,557
Deferred incentive income	49,482	(53,182)
Other liabilities	37,824	44,318
Purchase of investments by consolidated funds	(15,831)	(24,369)
Proceeds from sale of investments by consolidated funds	15,077	28,503
Receivables from brokers and counterparties	(448)	(889)
Due to brokers and counterparties	1,260	2,139
Net cash provided by (used in) operating activities	(103,885)	(135,940)
Cash Flows From Investing Activities
Contributions to equity method investees	(8,914)	(6,527)
Distributions of capital from equity method and other investees	113,228	106,762
Purchase of fixed assets	(3,741)	(4,884)
Net cash provided by (used in) investing activities	100,573	95,351

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities
Repayments of debt obligations	—	(145,000)
Borrowings under debt obligations	—	175,000
Payment of deferred financing costs	—	(3,289)
Repurchase of Class A shares (Note 8)	(8,434)	(34,047)
Payments to settle RSU statutory withholding tax	—	(6,486)
Dividends and dividend equivalents paid	(20,489)	(18,024)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	829	71
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(31,037)	(41,925)
Net cash provided by (used in) financing activities	(59,131)	(73,700)
Net Increase (Decrease) in Cash and Cash Equivalents	(62,443)	(114,289)
Cash and Cash Equivalents, Beginning of Period	397,125	339,842
Cash and Cash Equivalents, End of Period	$334,682	$225,553
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,107	$3,104
Cash paid during the period for income taxes	$994	$8,262
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$4,161	$17,361
Investments of incentive receivable amounts into Fortress Funds	$108,724	$55,248
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$4,489	$1,162
Contribution of interests in a Fortress Fund from certain principals to certain senior employees (Note 7)	$11,963	$—

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
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

Proposed Acquisition by SoftBank

On February 14, 2017, Fortress entered into an Agreement and Plan of Merger (the "Merger Agreement") with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership ("Parent"), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent (the "Merger").

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. The Merger Agreement also provides that Fortress's shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. There are no appraisal or dissenters' rights available with respect to the Merger.

Fortress's board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by Fortress's shareholders (the "Board Recommendation").

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

Fortress has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including with respect to, among other things, the operation of the business of Fortress prior to the closing. In addition, the Merger Agreement contains a customary "no shop" provision that, in general, restricts Fortress's ability to solicit alternative acquisition proposals and to provide nonpublic information to and engage in discussions or negotiations regarding alternative acquisition proposals, subject to a customary "fiduciary out" exception.

The Merger Agreement contains certain customary termination rights, including, without limitation, if the Merger is not consummated on or before December 31, 2017. Upon termination of the Merger Agreement under specified circumstances, including with respect to Fortress's entry into an agreement with respect to a Superior Offer (as defined in the Merger Agreement), Fortress will be required to pay Parent a termination fee of $98.4 million. If the Merger Agreement is terminated by Parent or Fortress following withdrawal or modification of the Board Recommendation based on an Intervening Event (as defined in the Merger Agreement), Fortress will be required to pay Parent a termination fee of $131.1 million.

Parent has secured from SoftBank Group Corp. ("SoftBank") committed equity financing for the entire amount of the purchase price payable under the Merger Agreement, and Fortress has received a corresponding limited guarantee from SoftBank that also requires SoftBank to comply with certain specified covenants under the Merger Agreement. The Merger Agreement permits the syndication of a portion of Parent's equity, subject to certain conditions and limitations, provided that no such syndication will reduce SoftBank's obligations under the equity commitment letter or limited guarantee. At the completion of the equity syndication period specified under the Merger Agreement, Parent had not entered into any investment agreements with any potential equity investors.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the "Founders Agreement") with Fortress, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the "Buyers"), each of the Principals and the Principals' related parties that own FOGUs (collectively with the Principals, the "Sellers"), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the FOGUs that are not already owned by Fortress of each of the FOG entities. At the closing of the transactions contemplated by the Founders Agreement, which is to occur substantially concurrently with the closing of the Merger, each FOGU will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for certain items. Each Seller will place 50% of the after-tax proceeds from the sale of its FOGUs into escrow at the closing. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of Fortress or SoftBank, or in stock of SoftBank, among other things. The Closing under the Founders Agreement is subject to certain conditions, including, without limitation, the satisfaction of the conditions to the Merger.

In connection with entering into the Merger Agreement, on February 14, 2017, Parent entered into a Voting and Support Agreement (each, a "Support Agreement") with each Principal and his related parties that own Class A or Class B shares (the "Supporting Members"). The Support Agreements generally require that the Supporting Members vote their Covered Securities (as defined in the Support Agreement) of Fortress that represent, in the aggregate, 34.99% of the total voting power of Fortress, in favor of the adoption of the Merger Agreement and against any competing acquisition proposals, subject to the limitations set forth therein. Subject to certain exceptions, the Support Agreements prohibit transfers by the Supporting Members of any of their Covered Securities.

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into a Waiver Agreement (the "TRA Waiver") with certain other subsidiaries of Fortress and the Principals, effective as of the closing, pursuant to which, among other things, the Principals waive their rights to receive any payments under the tax receivable agreement arising out of the transactions contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. With respect to all previous exchanges for which a tax receivable agreement obligation is still outstanding, the waivers and amendments provided for in the TRA Waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

In connection with their execution of the Founders Agreement, each of the Principals entered into an Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement with FIG LLC, an operating subsidiary of Fortress. The employment agreements will become effective on and subject to the closing and will have an initial five-year term.

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (the "PCP") will be further amended and restated, effective as of and subject to the closing, to make certain clarifying and conforming changes. Under the PCP, the Principals will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress's flagship hedge funds during a given year.

On February 14, 2017, the Board, having determined that it was in the best interests of Fortress and its shareholders to amend Fortress's Fourth Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), approved an amendment to the LLC Agreement (the "Amendment"). The Amendment amends and restates Section 12.8 of the LLC Agreement, providing that the Court of Chancery of the State of Delaware will be the exclusive forum for any action, claim or proceeding arising out of or relating to the LLC Agreement, Fortress or its business or affairs.

Fortress's Business

Fortress's primary sources of income from the Fortress Funds are management fees, incentive income, and investment income on its investments in the funds. In addition, Fortress receives certain expense reimbursements pursuant to its management agreements. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, the Caribbean and Western Europe; and

b)
Entities which Fortress collectively refers to as "permanent capital vehicles" which includes Drive Shack Inc. ("Drive Shack") formerly known as Newcastle Investment Corp., New Residential Investment Corp. ("New

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Residential"), Eurocastle Investment Limited ("Eurocastle"), New Media Investment Group Inc. ("New Media"), New Senior Investment Group Inc. ("New Senior") and Fortress Transportation and Infrastructure Investors LLC ("FTAI"), which are publicly traded companies that are externally managed by Fortress pursuant to management agreements (collectively referred to as the "publicly traded permanent capital vehicles"). FHC Property Management LLC (together with its subsidiaries, referred to as "Blue Harbor"), a senior living property management business, is also part of the permanent capital vehicles segment. The publicly traded permanent capital vehicles invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets.

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

3)
Liquid hedge funds include (i) funds managed by an autonomous asset management business named Graticule Asset Management Asia ("Affiliated Manager" or "Graticule"), an external manager in which Fortress has a minority interest and accounts for using the equity method and (ii) an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments.

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

The accompanying condensed consolidated financial statements and related footnotes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress's consolidated financial statements for the year ended December 31, 2016 and footnotes thereto included in Fortress's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. Capitalized terms used herein, and not otherwise defined, are defined in Fortress's consolidated financial statements for the year ended December 31, 2016.

Recent Accounting Pronouncements

Effective January 1, 2017, Fortress adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 permits

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

a policy election to account for forfeitures as they occur or to continue to estimate the number of awards expected to be forfeited over the requisite service period. Upon adoption of ASU 2016-09, Fortress elected to change its accounting policy to account for forfeitures as they occur, rather than estimating expected forfeitures (see Note 7). The change was applied on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017 to (i) decrease total equity by $1.1 million included as a cumulative-effect adjustment from adoption of ASU 2016-09 in Fortress's condensed consolidated statement of changes in equity and (ii) increase total equity by $1.1 million included as a capital increase related to equity-based compensation (net of tax) in Fortress's condensed consolidated statement of changes in equity, resulting in no net impact on total equity. No prior periods were adjusted.

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the three months ended March 31, 2017, Fortress recorded $0.5 million of net tax shortfall from delivery of RSUs as income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

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

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2017	2016
Private Equity
Private Equity Funds
Management fees: affil.	$20,168	$25,758

Permanent Capital Vehicles
Management fees: affil.	30,180	27,180
Management fees, options: affil.	8,068	—
Management fees: non-affil.	270	372
Incentive income: affil.	11,711	1,119

Credit Funds
Credit Hedge Funds
Management fees: affil.	37,160	36,425
Management fees: non-affil.	2	8
Incentive income: affil.	3,836	924
Incentive income: non-affil.	57	—

Credit PE Funds
Management fees: affil.	29,795	30,817
Management fees: non-affil.	—	25
Incentive income: affil.	14,826	28,859
Incentive income: non-affil.	200	451

Liquid Hedge Funds
Management fees: affil.	153	6,636
Incentive income: affil.	—	876

Logan Circle
Management fees: affil.	645	574
Management fees: non-affil.	13,951	13,014
Incentive income: non-affil.	153	—

Total
Management fees: affil. (including options)	$126,169	$127,390
Management fees: non-affil.	$14,223	$13,419
Incentive income: affil. (A)	$30,373	$31,778
Incentive income: non-affil.	$410	$451

(A)
See "Deferred Incentive Income" below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2017 and 2016. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $30.9 million and $7.9 million of additional incentive income would have been recognized during the three months ended March 31, 2017 and 2016, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as "undistributed" deferred incentive income in the table below.

During the three months ended March 31, 2017 and 2016, Fortress recognized $15.0 million and $29.3 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented "tax distributions." Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2016	$1,657,775		$(1,327,421)	$330,354	$1,207,881
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	155,696
Distribution of private equity funds and credit PE funds incentive income	50,165		N/A	50,165	(50,165)
Recognition of previously deferred incentive income	N/A		(15,026)	(15,026)	N/A
Changes in foreign exchange rates	4,483		—	4,483	N/A
Deferred incentive income as of March 31, 2017	$1,712,423	(E)	$(1,342,447)	$369,976	$1,313,412	(E)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,860,592		$(1,490,616)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

(C)
At March 31, 2017, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2017 at their net asset values.

(D)
From inception to March 31, 2017, Fortress has paid $826.5 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.3 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $541.6 million of compensation.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2017
Distributed incentive income - Private Equity Funds		$780,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,253,585
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		521
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,712,423

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2017
Undistributed incentive income - Private Equity Funds		$18,221
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		216,757
Undistributed incentive income - Credit PE Funds		927,157
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		53,433
Undistributed incentive income - Permanent Capital Vehicles		4,136
Undistributed incentive income - Hedge Funds (total)		93,507
Undistributed incentive income - Logan Circle		201
Less:	Gross intrinsic clawback per incentive income threshold tables	—
Undistributed, net of intrinsic clawback		$1,313,412

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of March 31, 2017:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,221,941)	729,268	188,217	2,659,157	2,470,940	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(243,771)	42,955	13,077	306,386	293,309	—	—	—	—	—
Fund IV (2006)	(B)	3,639,561	(1,537,096)	1,942,015	(160,450)	3,663,861	3,824,311	—	—	—	—	—
Fund IV Coinvestment (2006)	(B)	762,696	(323,605)	343,294	(95,797)	782,161	877,958	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,920,394)	3,676,323	1,493,004	3,402,679	1,909,675	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(283,314)	322,669	(384,497)	922,165	1,306,662	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	(B)	724,525	—	(67,845)	(792,370)	880,373	1,672,743	—	—	—	—	—
FHIF (2006) (Holiday)	(B)	1,543,463	(954,223)	832,625	243,385	1,521,643	1,278,258	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(713)	808,990	(173,076)	1,079,233	1,252,309	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(239,262)	247,981	146,108	—	N/A	14,065	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(57,769)	60,109	35,118	—	N/A	3,510	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(66,390)	119,910	25,647	3,417	46	479	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(923)	1,707	339	354	18	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(15,314)	27,540	5,986	—	N/A	167	—	—	—	—
								$18,221	$780,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	309,595	(21,090)	434,177	145,672	—	N/A	21,627	—	—	—	—
Fortress Equity Partners (2014)	Mar-24	186,068	—	1,161,983	975,915	—	N/A	195,130	—	—	—	—
								$216,757	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(283,291)	$167,055	$183,021	$53,003	$4,066	$3,013	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(219,735)	148,709	94,164	155,600	61,436	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(317,056)	148,405	122,305	—	N/A	7,167	7,904	—	—	—
LDVF Patent Fund (2007)	Nov-27	43,487	(33,393)	16,043	5,949	14,083	8,134	—	1,471	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(442,082)	7,285	90,343	—	N/A	1,181	12,745	5,327	—	—
Credit Opportunities Fund (2008)	Oct-20	5,693,422	(7,591,066)	971,904	2,869,548	—	N/A	108,856	452,724	131,777	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,382,826	(2,933,818)	846,153	1,397,145	—	N/A	109,407	164,546	64,816	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,459,527	(2,671,607)	1,891,633	1,103,713	—	N/A	171,393	44,908	—	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	5,173,626	(4,902,624)	2,411,167	2,140,165	—	N/A	245,817	163,172	49,380	—	—
SIP Managed Account (2010)	Sep-20	11,000	(248,937)	10,943	248,880	—	N/A	2,189	47,587	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	987,699	(1,975,130)	374,540	1,361,971	—	N/A	83,156	202,574	72,643	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	558,541	(670,339)	138,681	250,479	—	N/A	7,438	14,502	8,542	—	—
Global Opportunities Fund (2010)	Sep-20	359,016	(292,585)	186,667	120,236	—	N/A	21,098	2,396	2,396	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	774,722	(857,732)	721,673	804,683	—	N/A	87,291	70,194	23,368	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	683,638	(724,415)	635,706	676,483	—	N/A	77,099	53,640	8,793	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	58,125	(73,665)	20,233	35,773	—	N/A	2,052	5,067	2,669	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	13,877	—	14,047	170	1,420	1,250	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	96,798	—	98,092	1,294	9,869	8,575	—	—	—	—	—
								$927,157	$1,253,585	$369,711	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2015)	Mar-25 to Feb-28	$819,156	$(61,700)	$818,360	$60,904	$65,004	$31,515	$—	$—	$—	$—	$—
Life Settlements Fund (2010)	Dec-22	425,910	(299,330)	132,006	5,426	109,975	104,549	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,995	(24,482)	10,622	109	9,016	8,907	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	705,307	(155,176)	718,963	168,832	—	N/A	32,860	265	265	—	—
Japan Opportunity Fund III (Yen) (2014)	Oct-24	352,740	(10,479)	396,633	54,372	—	N/A	10,573	139	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Oct-24	275,615	(4,184)	324,173	52,742	—	N/A	10,000	117	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	998,527	(60,831)	1,011,947	74,251	90,781	16,530	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	41,683	(1,833)	33,431	(6,419)	2,114	8,533	—	—	—	—	—
Secured Lending Fund I (2016)	Mar-24	52,941	—	53,394	453	1,117	664	—	—	—	—	—
FJOF3 Residential Coinvestment Fund (Yen) (2017)	Mar-27	53,944	—	53,882	(62)	185	247	—	—	—	—	—
FJOF3 Residential Coinvestment Fund (Dollar) (2017)	Mar-27	111,721	—	111,733	12	378	366	—	—	—	—	—
								$53,433	$521	$265	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Drive Shack	$751,971	$ (F)	$ N/A	$41,283
Eurocastle	337,204	—	4,136	47,551
New Residential	3,826,712	—	N/A	141,051
New Media	723,055	5,052	N/A	40,039
New Senior	1,019,638	1,007	N/A	2,742
FTAI	1,041,789	12,755	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,514,045	$—	100.0%	$26,185	$—
Sidepocket investments (Q)	24,051	631	N/A	1,314	—
Sidepocket investments - redeemers (R)	114,638	16,377	N/A	3,272	—
Main fund investments (liquidating) (T)	1,153,647	—	100.0%	60,174	4,075

Worden Fund
Main fund investments (liquidating) (T)	139,484	543	95.9%	1,622	—

Fortress Japan Income Fund (Yen only)
Main fund investments	142,541	N/A	100.0%	361	—

Third Party Originated Funds (U)
Main fund investments	77,169	1,203	0.0%	—	—
Managed accounts	1,409	6,791	22.4%	16	3

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (R)	$82,750	$78,172	N/A	$563	$—

Fortress Partners Funds (S)
Sidepocket investments (R)	21,181	14,338	N/A	—	—

Logan Circle
Main fund investments	$96,366	$—	100.0%	$164	$—
Managed accounts	417,366	—	100.0%	37	162

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of March 31, 2017, Fortress does not expect to earn incentive income from Drive Shack for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of March 31, 2017, a portion of MSR Opportunities Fund II A and Long Dated Value Fund I's capital are above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. "Gross" and "Net" refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of March 31, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

(K)	The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.

(L)
Represents the portion of a fund's or managed account's NAV or trading level that is eligible to earn incentive income. For the publicly traded permanent capital vehicles, represents the equity basis that is used to calculate incentive income.

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
MARCH 31, 2017
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

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds (as defined below). Main fund investments exclude certain funds which had total NAV of $652.2 million as of March 31, 2017. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

Credit PE Funds

During the three months ended March 31, 2017, Fortress formed new credit PE funds which had capital commitments as follows as of March 31, 2017:

Credit PE
Fortress	$12,920
Fortress's affiliates	29,449
Third party investors	439,386
Total capital commitments	$481,755

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2017	December 31, 2016
Equity method and other investees	$796,107	$856,512
Equity method investees, held at fair value (A)	25,787	23,489
Total investments	$821,894	$880,001
Options in equity method investees	$87,963	$53,206

(A)	Represents the publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Net realized gains (losses)	$4,910	$891
Net realized gains (losses) from affiliate investments (A)	(520)	(16,935)
Net unrealized gains (losses)	(13,621)	(22,048)
Net unrealized gains (losses) from affiliate investments (A)	29,670	21,419
Total gains (losses)	$20,439	$(16,673)

(A)	Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2017 and 2016.

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2017	2016
Mark to fair value on affiliate investments and options	$28,085	$(3,350)
Mark to fair value on derivatives	(8,088)	(13,233)
Other	442	(90)
Total gains (losses)	$20,439	$(16,673)

As of March 31, 2017 and December 31, 2016, Fortress's carrying value of its holdings in digital currency was $5.7 million with an estimated fair value of $23.2 million and $20.9 million, respectively. Fortress's holdings in digital currency is included in other assets on the condensed consolidated balance sheet.

Investments

Fortress holds investments in certain Fortress Funds which are primarily recorded based on the equity method of accounting. Fortress's maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities, plus any receivables from such entities as described in Note 6. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress's investments is as follows:

	Three Months Ended March 31, 2017
	Private Equity
	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2016	$530,501	$23,489	$59,325	$183,017	$68,127	$15,542	$880,001
Earnings (losses) from equity method and other investees	(26,526)	N/A	1,550	6,360	(1,225)	(27)	(19,868)
Other comprehensive income (loss) from equity method investees	—	N/A	—	—	(1)	—	(1)
Contributions to equity method and other investees (C)	—	—	108,799	10,255	5,850	22	124,926
Distributions of earnings from equity method and other investees	(26)	N/A	(6,473)	(9,549)	(14,815)	—	(30,863)
Distributions of capital from equity method and other investees (C)	(213)	N/A	(113,652)	(4,461)	(17,545)	(13)	(135,884)
Total distributions from equity method and other investees	(239)	N/A	(120,125)	(14,010)	(32,360)	(13)	(166,747)
Mark to fair value - during period (D)	(18)	2,276	N/A	N/A	N/A	59	2,317
Net purchases (sales) of investments by consolidated funds	—	N/A	—	—	—	(58)	(58)
Translation adjustment	(6)	22	—	779	—	—	795
Reclassification to Due to Affiliates (E)	529	N/A	—	—	—	—	529
Investments as of March 31, 2017	$504,241	$25,787	$49,549	$186,401	$40,391	$15,525	$821,894

Undistributed earnings - March 31, 2017	$3,098	N/A	$2,928	$8,448	$28	$2	$14,504

(A)	Fortress elected to record the common shares held in the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in the Affiliated Manager.

(C)	The amounts presented above can be reconciled to the amounts presented on the condensed consolidated statement of cash flows as follows:

	Three Months Ended March 31, 2017
	Contributions	Distributions of Capital
Per Condensed Consolidated Statement of Cash Flows	$8,914	$(113,228)
Incentive income invested into the Fortress Funds	108,724	—
Change in distributions receivable from the Fortress Funds	—	(15,286)
Non-cash contribution (distribution)	5,925	(5,925)
Net funded*	1,363	(1,363)
Other	—	(82)
Per Above	$124,926	$(135,884)

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
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The publicly traded permanent capital vehicles and Other are not presented as they are insignificant to Fortress's investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$(53,793)	$(944,945)	$299,959	$103,972
Expenses	(69,848)	(38,102)	(111,992)	(104,305)
Net Income (Loss)	$(123,641)	$(983,047)	$187,967	$(333)
Fortress's earnings (losses) from equity method investees	$(26,526)	$(25,440)	$1,550	$382

	Credit PE Funds (A)(B)		Liquid Hedge Funds (C)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$623,914	$501,038	$35,894	$36,105
Expenses	(85,338)	(70,333)	(37,535)	(39,445)
Net Income (Loss)	$538,576	$430,705	$(1,641)	$(3,340)
Fortress's earnings (losses) from equity method investees	$6,360	$6,621	$(1,225)	$(2,401)

(A)
For private equity funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the three months ended December 31, 2016). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes certain entities in which Fortress has both a direct and an indirect investment.

(C)	Includes the operating results of the Affiliated Manager.

Investments in Variable Interest Entities and Other Unconsolidated Entities

All of Fortress's interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included on the condensed consolidated balance sheet, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 2. These entities are primarily Fortress Funds which are voting interest entities ("VOEs") and provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner and/or manager or co-manager.

The following tables set forth certain information as of March 31, 2017 regarding entities initially classified as variable interest entities ("VIEs") during the three months ended March 31, 2017 in which Fortress held variable interests:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	2	27,607	11,870	546	(D)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The following tables set forth certain information regarding all variable interest entities in which Fortress held a variable interest as of March 31, 2017 and December 31, 2016.

	Fortress is not Primary Beneficiary
	March 31, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,165,036	$—	$3,166	1	$1,129,646	$—	$334	(D)
Permanent Capital Vehicles	6	27,346,057	17,337,651	150,685	6	25,865,217	16,758,464	146,934	(C)
Credit Hedge Funds	4	1,760,484	384,950	5,540	4	1,891,053	432,078	20,894	(D) (E)
Credit PE Funds	37	1,257,419	546,374	14,685	35	995,592	236,105	12,265	(D) (E)
Liquid Hedge Funds	3	182,697	—	23,462	3	253,646	—	32,836	(D) (E)

	Fortress is Primary Beneficiary
	March 31, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$21,400	$—	$10,679	2	$34,118	$—	$10,694	(F) (G)
Credit PE Funds	1	400	—	20	1	400	—	20	(F)
Liquid Hedge Funds	1	4,425	—	2,058	1	4,328	—	2,009	(F)

(A)
Represents financial obligations of the VIEs which are not recourse to Fortress and assets of the VIEs which Fortress does not have the right to make use of to satisfy its obligations. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these VIEs have additional debt within unconsolidated subsidiaries. The debt obligations of the VIEs are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of the VIEs. The VIE's debt obligations have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

(G)
Includes an entity that is a VIE because the entity's equity investment at risk is determined to be insufficient. Fortress, as a result of directing the operations of the entity through its management contracts with certain funds, and providing financial support to the entity, was deemed to be its primary beneficiary.

Fair Value of Financial Instruments

The following table presents information regarding Fortress's financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	March 31, 2017	December 31, 2016	Valuation Method
Assets (within Investments)
Equity method investments, held at fair value (A)	$25,787	$23,489	Level 1 - Quoted prices in active markets for identical assets
Options in equity method investees	$87,963	$53,206	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets)
Derivatives	$5,331	$19,087	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(10,082)	$(4,310)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	$(4,110)	$(5,018)	Level 2 - See below

(A)	Represents the publicly traded permanent capital vehicles.

See Note 4 regarding the fair value of outstanding debt.

In February 2017, Fortress granted tandem options of 1.2 million, 0.4 million and 0.2 million in the options it holds in Drive Shack, New Residential and New Media, respectively, to certain employees, which had a fair value of $2.2 million, $0.9 million and $0.4 million, respectively, as of the grant date.

In February 2017, New Residential issued 56.5 million shares of its common stock in an offering at a price to the public of $15.00 per share. In connection with this filing, New Residential compensated Fortress for its successful efforts in raising capital for New Residential by granting options to Fortress to purchase 5.7 million shares of New Residential common stock at an exercise price of $15.00 per share, which were valued at $8.1 million as of the grant date. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

Derivatives

Fortress uses derivative instruments to manage its foreign currency risk. Fortress enters into foreign exchange forward contracts and options to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets and expected revenues. Gains and losses on these contracts are reported currently in Gains (Losses).

Fortress's derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of the Level 2 derivative contracts are contractual cash flows and market based parameters such as foreign exchange rates.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of March 31, 2017.

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
Foreign exchange option contracts	$813	$(100)	$713	$—	$713
Foreign exchange forward contracts	4,618	—	4,618	—	4,618
	$5,431	$(100)	$5,331	$—	$5,331

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017	March 31, 2017
Foreign exchange option contracts	$(3,375)	$1,369	$(2,006)	$—	$(2,006)
Foreign exchange forward contracts	(2,104)	—	(2,104)	—	(2,104)
	$(5,479)	$1,369	$(4,110)	$—	$(4,110)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A., Barclays Bank PLC and certain credit PE funds.

Fortress's derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	March 31, 2017 (or three months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$713	$27,463	$(501)	Sep-17
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(2,006)	$133,236	$(2,373)	Apr-17 - Feb-19
Foreign exchange forward contracts (JPY) (A)	Other assets	$4,491	$150,997	$(4,568)	Jun-17 - Sep-19
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(1,092)	$45,717	$(1,282)	Jun-17 - Dec-19
Foreign exchange forward contracts (JPY)	Due to affiliates	$(885)	$77,734	$2,518	Nov-17
Foreign exchange forward contracts (CAD) (A)	Other assets	$127	$105,955	$(857)	Jun-17
Foreign exchange forward contracts (CAD)	Due to affiliates	$(127)	$105,955	$857	Jun-17

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the three months ended March 31, 2017 related to contracts outstanding at period end.

Fortress's average gross notional amount outstanding for the three months ended March 31, 2017 was $638.0 million, of which $273.5 million relates to foreign exchange (JPY) derivative contracts used to economically hedge future estimated incentive income.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	March 31, 2017
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 1.75% (C)	Jan 2021	$168,091
Promissory note (D)	77,838	77,838	5.00%	Nov 2017	N/A
Total	$182,838	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of March 31, 2017.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $183.6 million as of March 31, 2017 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

In connection with the proposed Merger (see Note 1), Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

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

Fortress was in compliance with all of its debt covenants as of March 31, 2017. The following table sets forth the financial covenant requirements as of March 31, 2017:

	March 31, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,643	(A)
Consolidated Leverage Ratio	≤	2.50	0.48	(B)
Consolidated Interest Coverage Ratio	≥	4.00	40.00	(B)

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
MARCH 31, 2017
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

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2017	2016
Current
Federal income tax expense (benefit)	$(11,293)	$(12,367)
Foreign income tax expense (benefit)	1,796	2,825
State and local income tax expense (benefit)	(2,808)	(1,331)
	(12,305)	(10,873)
Deferred
Federal income tax expense (benefit)	10,175	8,680
Foreign income tax expense (benefit)	(1,063)	1,884
State and local income tax expense (benefit)	1,455	1,092
	10,567	11,656
Total expense (benefit)	$(1,738)	$783

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2017	December 31, 2016
Gross deferred tax assets	$464,741	$460,854
Less:
Valuation allowance	(34,063)	(27,819)
Deferred tax liabilities (A)	(15,436)	(8,791)
Deferred tax assets, net	$415,242	$424,244

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2016	$27,819
Changes due to FIG Corp. ownership change	189
Net increases (A)	6,055
Valuation allowance at March 31, 2017	$34,063

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

As a result of the adoption of ASU 2016-09 effective January 1, 2017 (see Note 1), excess tax benefits associated with RSUs are recorded as a credit to income tax expense to the extent that the actual tax benefit is greater than what was previously estimated. Previously, excess tax benefits associated with RSUs were recorded as a credit to stockholders' equity. If the actual tax benefit is less than that estimated, which will occur if the price of the stock has declined during the vesting period, Fortress has a "tax shortfall." In accordance with ASU 2016-09, tax shortfalls are charged to income tax expense. Previously, the tax shortfall was only charged to income tax expense to the extent Fortress did not have prior excess tax benefits (i.e., prior actual tax benefits associated with RSUs that were greater than the tax benefit of cumulative compensation cost).
For the three months ended March 31, 2017, Fortress recorded $0.5 million in income tax expense as a tax shortfall from RSUs delivered during the period and as an operating activity on the condensed consolidated statement of cash flows. Based on the value of RSUs which vested and were delivered during the three months ended March 31, 2016, Fortress had a tax shortfall of $2.3 million which was recorded as a credit to income taxes payable and a debit to paid-in capital.

For the three months ended March 31, 2017, a net deferred income tax provision of $1.0 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation.

For the three months ended March 31, 2017, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $1.8 million with an offsetting increase to the valuation allowance of $0.2 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2017, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $5.9 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (B)	Total
March 31, 2017
Management fees and incentive income (A)	$47,741	$27,014	$19,811	$19,299	$164	$718	$—	$114,747
Expense reimbursements (A)	20,146	7,674	13,859	15,375	754	109	—	57,917
Dividends and distributions	—	291	—	—	—	—	—	291
Other	—	1,956	—	538	—	—	18,714	21,208
Total	$67,887	$36,935	$33,670	$35,212	$918	$827	$18,714	$194,163

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (B)	Total
December 31, 2016
Management fees and incentive income (A)	$46,010	$59,001	$109,910	$20,260	$41	$1,041	$—	$236,263
Expense reimbursements (A)	30,306	8,417	13,013	14,668	849	108	—	67,361
Dividends and distributions	—	298	—	—	—	—	—	298
Other	—	2,523	—	—	—	—	14,188	16,711
Total	$76,316	$70,239	$122,923	$34,928	$890	$1,149	$14,188	$320,633

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.7 million as of March 31, 2017, respectively, and of $12.2 million and $6.6 million as of December 31, 2016, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

As of March 31, 2017, amounts due from Fortress Funds recorded in Due from Affiliates included $45.8 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent 7% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

As of March 31, 2017, past due amounts recorded in Due from Affiliates also includes $12.2 million in management fees and $6.7 million in private equity general and administrative expenses due from another Fortress Fund, which Fortress has fully reserved.

Due to affiliates was comprised of the following:

	March 31, 2017	December 31, 2016
Principals - tax receivable agreement - Note 5	$244,348	$244,325
Principals - Principal Performance Payments - Note 7	10,016	36,698
Distributions payable on Fortress Operating Group units - Note 8	4,457	—
Other	19,962	31,259
General partner liability - Note 9	49,016	48,487
Total	$327,799	$360,769

Other Related Party Transactions

For the three months ended March 31, 2017 and 2016, Other Revenues included $1.1 million and $1.5 million, respectively, of revenues from affiliates, primarily interest and dividends.

During the three months ended March 31, 2017, Fortress advanced $4.0 million to senior employees who are not officers of Fortress. The advances bear interest at rates up to LIBOR+5%. All principal and interest is due and payable no later than February 2021. In addition, during the three months ended March 31, 2017, Fortress received repayments of advances aggregating $0.9 million.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology-related assets for $1.7 million, with $1.1 million received by Fortress at closing and an additional $0.6 million to be received in 2017. This resulted in a $1.7 million gain included in gains (losses) on the condensed consolidated statement of operations for the three months ended March 31, 2016. Fortress could also receive an additional cash payment of $0.5 million (resulting in $2.2 million of total consideration) in 2017, subject to certain conditions being met in 2017.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Principals' and Others' Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress's consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	March 31, 2017	December 31, 2016
Fortress Operating Group units held by the Principals	$271,280	$289,540
Employee interests in majority owned and controlled fund advisor and general partner entities	20,584	32,711
Other	2,291	1,253
Total	$294,155	$323,504

The Fortress Operating Group portion of these interests is computed as follows:

	March 31, 2017	December 31, 2016
Fortress Operating Group equity	$643,675	$694,639
Less: Others' interests in equity of consolidated subsidiaries	(22,875)	(33,964)
Total Fortress shareholders' equity in Fortress Operating Group	$620,800	$660,675
Fortress Operating Group units outstanding (A)	169,207,335	169,207,335
Class A shares outstanding	218,008,370	216,891,601
Total	387,215,705	386,098,936
Fortress Operating Group units as a percent of total (B)	43.7%	43.8%
Equity of Fortress Operating Group units held by the Principals	$271,280	$289,540

(A)	Held by the Principals; exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.3% and 56.2% of Fortress Operating Group as of March 31, 2017 and December 31, 2016, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2017	2016
Fortress Operating Group units held by the Principals and a former senior employee (see Note 8)	$(3,561)	$(8,030)
Employee interests in majority owned and controlled fund advisor and general partner entities	(10)	587
Other	(14)	17
Total	$(3,585)	$(7,426)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended March 31,
	2017	2016
Fortress Operating Group net income (loss)	$(8,171)	$(17,811)
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	24	(604)
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$(8,147)	$(18,415)
Fortress Operating Group as a percent of total (A)	43.7%	43.6%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee (see Note 8)	$(3,561)	$(8,030)

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

The following discloses the effects of changes in Fortress's ownership interest in Fortress Operating Group on Fortress's equity:

	Three Months Ended March 31,
	2017	2016
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress's shareholders' equity for the delivery of Class A shares primarily in connection with vested RSUs	$837	$3,467
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	(3,708)
Dilution impact of equity transactions	837	(241)
Net income (loss) attributable to Class A shareholders	(3,249)	(8,526)
Change from transfers (to) from the Principals' and Others' Interests and from net income (loss) attributable to Fortress	$(2,412)	$(8,767)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress's total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Equity-based compensation, per below	$6,401	$8,023
Profit-sharing expense, per below	34,311	28,900
Discretionary bonuses	67,944	61,395
Other payroll, taxes and benefits (A)	73,336	65,887
	$181,992	$164,205

(A)
During the three months ended March 31, 2017, certain Fortress principals contributed to Fortress interests in a Fortress Fund which were then granted to certain senior employees. These interests are fully vested and were valued at $12.0 million as of the grant date and expensed as other payroll, taxes and benefits during the period with a corresponding credit to contributions from principals' and others' interest in equity in Fortress's condensed consolidated statement of changes in equity.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2016	17,313,179	$6.37	48,970	$7.61
Issued	2,302,607	$4.95	—	—
Transfers	—	—	—	—
Converted	(1,069,444)	$7.36	—	—
Forfeited	(81,229)	$3.57	—	—
Outstanding at March 31, 2017 (B)	18,465,113	$6.15	48,970	$7.61

	Three Months Ended March 31,
	2017	2016
Expense incurred (B)
Employee RSUs	$4,811	$6,903
Non-employee RSUs	—	73
Principal Performance Payments (C)	1,555	1,011
Restricted shares (D)	35	36
Total equity-based compensation expense	$6,401	$8,023

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2017 of $61.1 million, with a weighted average recognition period of 3.3 years.

(C)
Represents expense associated with RSUs awarded for Principal Performance Payments in relation to 2014, 2015 and 2016. These RSUs vest ratably over a period of three years. In addition, a portion of the expense is related to 2017 performance to date, which would result in approximately 0.5 million Class A shares being granted. These Class A shares would be fully vested on the grant date.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years.

As a result of the adoption of ASU 2016-09 effective January 1, 2017 (see Note 1), Fortress accounts for forfeitures as they occur, rather than estimating expected forfeitures. Previously, the aggregate fair value of each of the RSU grants that were subject to service conditions was reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting) and the estimated forfeiture rate was revised if actual forfeitures differed from initial estimates. The change was applied on a modified retrospective basis with a cumulative-effect adjustment to decrease retained earnings (increase accumulated deficit) by $1.1 million and increase paid-in capital by $1.1 million as of January 1, 2017, resulting in no net impact on total equity.

During the three months ended March 31, 2017, Fortress granted 1.8 million non-dividend paying RSUs to its employees valued at an aggregate of $8.7 million on the respective grant dates. These RSUs vest over a period of three years.

During the three months ended March 31, 2017, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2016 results valued at an aggregate of $2.7 million on the grant date. These RSUs vest over a period of three years. Additionally, Fortress issued 1.1 million Class A shares to Principals in connection with the vesting of dividend paying RSUs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The expense for Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2017
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$88	$3,377	$3,465
Credit businesses	1,467	5,591	7,058
Total	$1,555	$8,968	$10,523

In November 2016, each of the Principals executed new employment agreements with Fortress. These agreements create new five-year employment terms running from January 1, 2017 through December 31, 2021, and are on the same economic and other terms as the employment agreements which expired on December 31, 2016. The Fortress Board of Directors also approved certain amendments to the Principal Compensation Plan that (i) removes the vesting requirement for future issuances of equity under the plan, which means that any future equity based payments to Principals will be made in the form of Class A shares rather than RSUs, to the extent permitted under IRS regulations and (ii) provides that all awards relating to 2017 and after will be based on 20% of fund management distributable earnings regardless of whether a Principal sponsors a fund or is the named Chief Investment Officer of the fund.

In February 2017, Fortress amended the Logan Circle Compensation Plan. The Logan Circle Compensation Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2017 and 2018. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards would be expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through March 31, 2017, no compensation expense was recognized under this plan as the satisfaction of the performance condition and granting of the award were not considered to be probable.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Private equity funds	$—	$—
Permanent capital vehicles (A)	6,101	1,569
Credit hedge funds	12,413	3,015
Credit PE funds	6,829	20,612
Liquid hedge funds	—	520
Principal Performance Payments (B)	8,968	3,184
Total	$34,311	$28,900

(A)
Includes rights in options held in the publicly traded permanent capital vehicles (tandem options) that are granted to certain Fortress employees. The fair value and changes thereto are recorded as profit sharing compensation expense.

(B)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

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

Substantially all of Fortress's business is conducted at the Fortress Operating Group ("FOG") level and FOG's net income (loss) is allocated pro rata between the Fortress Operating Group units held by the Registrant, on the one hand, and the Principals and a former senior employee, on the other hand. The FOG income allocated to the Principals and a former senior employee is not subject to corporate income tax. A substantial portion of the Registrant's income is allocated to FIG Corp. and is subject to U.S federal and state income taxation (taxed at prevailing rates), while the remainder of the Registrant's portion of FOG income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The primary difference between basic and diluted earnings per share ("EPS"), if any, is income tax related. If the Principals and a former senior employee converted all of their Fortress Operating Group units into Class A shares, their portion of FOG's income would become subject to corporate level taxation. Certain permanent differences in the Registrant's tax calculation are not based on FIG Corp.'s ownership percentage of FOG. Thus, the effective tax rate changes when more income or loss is allocated to FIG Corp. This change in the effective tax rate results in incremental per share income or loss in the diluted EPS calculation, depending on whether the Registrant has income tax expense or benefit for the period. The comparison of the Registrant's effective tax rate and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and a former senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2017
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	217,050,413	217,050,413
Fully vested restricted Class A share units with dividend equivalent rights	2,512,842	2,512,842
Restricted Class A shares	933,140	933,140
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	220,496,395	220,496,395
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(3,249)	$(3,249)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(379)	(379)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$(3,628)	$(3,628)
Weighted average shares outstanding	220,496,395	220,496,395
Basic and diluted net income (loss) per Class A share	$(0.02)	$(0.02)

	Three Months Ended March 31, 2016
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	218,401,447	218,401,447
Fully vested restricted Class A share units with dividend equivalent rights	1,676,531	1,676,531
Restricted Class A shares	769,429	769,429
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	220,847,407	220,847,407
Basic and diluted net income (loss) per Class A share
Net income attributable to Class A shareholders	$(8,526)	$(8,526)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(367)	(367)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$(8,893)	$(8,893)
Weighted average shares outstanding	220,847,407	220,847,407
Basic and diluted net income per Class A share	$(0.04)	$(0.04)

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

(2)
Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress's Class A shares and therefore participate fully in the results of Fortress's operations from the date they are granted. They are considered in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

the units on the calculation is generally anti-dilutive during periods of net losses. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended March 31,
	2017	2016
Share Units	8,007,723	8,755,877

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

In February 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. During the three months ended March 31, 2017, Fortress made a final payment of $8.4 million, to Nomura related to the purchase agreement and during the three months ended March 31, 2016, Fortress paid $10.6 million.

Fortress's dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2017	2016
Class A shares	217,050,413	218,401,447
Restricted Class A shares (directors)	933,140	769,429
Restricted Class A share units (employees) (A)	2,512,842	1,676,531
Restricted Class A share units (employees) (B)	7,264,487	7,817,892
Fortress Operating Group units (Principals)	169,207,335	169,514,478
Total	396,968,217	398,179,777

	As of March 31, 2017	As of December 31, 2016
Class A shares	217,074,178	216,004,734
Restricted Class A shares (directors)	934,192	886,867
Restricted Class A share units (employees) (A)	2,539,488	467,930
Restricted Class A share units (employees) (B)	7,461,953	8,063,715
Fortress Operating Group units (Principals)	169,207,335	169,207,335
Total	397,217,146	394,630,581

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Dividends and distributions during the three months ended March 31, 2017 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$19,621	$—	$19,621
Dividend equivalents on restricted Class A share units	—	868	32	900
Distributions to Fortress Operating Group unit holders
(the Principals) (A)	—	15,229	4,457	19,686
Total distributions	$—	$35,718	$4,489	$40,207

(A)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals).

On May 5, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the first quarter of 2017. This dividend is payable on May 26, 2017 to holders of record of Class A shares on May 22, 2017. Fortress will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect, pursuant to the terms thereof.

On February 27, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the fourth quarter of 2016. The dividend was paid on March 21, 2017 to holders of record of Class A shares on March 15, 2017. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.5 million.

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress's commitments and contingencies remain materially unchanged from December 31, 2016.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress's interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the condensed consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2017 was $49.0 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2017, individually and in the aggregate, will not materially affect Fortress's results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress's role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $151.1 million as of March 31, 2017, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of March 31, 2017 are as follows:

April 1, 2017 to December 31, 2017	$13,978
2018	26,380
2019	26,221
2020	25,845
2021	24,860
2022	23,142
Thereafter	228,324
Total	$368,750

Rent expense, including operating expense escalations, during the three months ended March 31, 2017 and 2016 was $8.0 million and $7.1 million, respectively, and was included in general, administrative and other expense on the condensed consolidated statements of operations.

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle.

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the three months ended March 31, 2017, interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

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
Expenses

(iv)
adding or subtracting the employee profit sharing portion of (a) incentive income described in (i) above to match the timing of the expense with the revenue, (b) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (c) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(v)
adding back equity-based compensation expense (including grants to employees of tandem options in the publicly traded permanent capital vehicles, grants to employees of equity interests in Fortress Funds and portfolio company investments, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

(vi)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

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

Embedded Incentive Income

As of March 31, 2017, Fortress had $1.3 billion of gross undistributed incentive income and no intrinsic clawback related to distributed incentive income exists for any of the Fortress Funds (Note 2). Of the $1.3 billion, $30.9 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicle and Logan Circle incentive income recorded during the three months ended March 31, 2017.

In addition, Fortress has foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized gain of $1.2 million as of March 31, 2017. If these contracts would have been settled as of March 31, 2017, Fortress would have increased gross distributable earnings by $1.2 million, or by $0.7 million net of employee interests.

Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $67.2 million of gross additional distributable earnings, or $60.2 million net of employee interests, based on their respective March 31, 2017 closing prices.

Embedded Gain/Loss and Impairment of Investments for DE Purposes

During the three months ended March 31, 2017, Fortress recorded less than $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. Fortress had $0.4 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2017, Fortress's share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $406.9 million, representing a net unrealized gain.

Clawback Reserve on Incentive Income for DE Purposes

As of March 31, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

Segment Results of Operations

Summary financial data on Fortress's segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress's investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

March 31, 2017 and the Three Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$20,168	$30,200	$37,459	$29,795	$317	$14,596	$—		$132,535
Incentive income	—	15,847	31,918	54,934	—	354	—		103,053
Segment revenues - total	$20,168	$46,047	$69,377	$84,729	$317	$14,950	$—		$235,588
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$12,232	$22,215	$29,491	$26,422	$(2,098)	$1,168	$(20,600)		$68,830
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$12,232	$22,215	$29,491	$26,422	$(962)	$1,168	$(20,600)		$69,966
Fund management distributable earnings (loss)	$12,232	$18,837	$26,290	$24,032	$(962)	$1,168	$(20,600)		$60,997
Pre-tax distributable earnings (loss)	$12,339	$19,476	$27,943	$27,498	$8,003	$1,298	$(22,295)		$74,262

Total segment assets	$576,935	$162,727	$116,569	$243,164	$53,252	$48,813	$848,890	(A)	$2,050,350

Three Months Ended March 31, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$25,758	$27,302	$37,099	$30,842	$6,636	$13,588	$—	$141,225
Incentive income	—	2,200	7,196	52,793	1,471	—	—	63,660
Segment revenues - total	$25,758	$29,502	$44,295	$83,635	$8,107	$13,588	$—	$204,885
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$15,578	$9,532	$15,412	$25,779	$(1,635)	$650	$—	$65,316
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,578	$9,532	$15,412	$25,779	$(732)	$650	$—	$66,219
Fund management distributable earnings (loss)	$15,567	$8,496	$14,116	$24,938	$(732)	$650	$—	$63,035
Pre-tax distributable earnings (loss)	$14,446	$9,150	$14,262	$28,112	$1,446	$775	$(3,734)	$64,457

(A)	Unallocated assets includes cash of $326.8 million and net deferred tax assets of $415.2 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended March 31,
	2017	2016
Fund management distributable earnings	$60,997	$63,035
Investment income (loss)	15,219	4,431
Interest expense	(1,954)	(3,009)
Pre-tax distributable earnings	74,262	64,457

Adjust incentive income
Incentive income received from or declared by private equity funds and credit PE funds, subject to contingent repayment	(54,934)	(52,793)
Incentive income received from third parties, subject to contingent repayment	(1,178)	—
Incentive income from private equity funds and credit PE funds, not subject to contingent repayment	15,026	29,310
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(30,883)	(7,948)
Incentive income from third parties, not subject to contingent repayment	—	—
Incentive income received related to the exercise of options	—	—
	(71,969)	(31,431)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(13,447)	(3,511)
Earnings (losses) from equity method investees*	(21,749)	(24,019)
Gains (losses) on options in equity method investees	26,689	(2,495)
Gains (losses) on other investments	(6,314)	(14,525)
Impairment of investments (see discussion above)	21	2,130
Adjust income from the receipt of options	8,068	—
	(6,732)	(42,420)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based and other compensation expense (including publicly traded permanent capital vehicle options assigned)	(24,237)	(8,776)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	20,872	5,781
	(3,365)	(2,995)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(659)	(659)
Adjust non-controlling interests related to Fortress Operating Group units	3,561	8,030
Adjust tax receivable agreement liability	—	(2,699)
Adjust income taxes and other tax related items	1,653	(809)
Total adjustments	(77,511)	(72,983)

Net Income (Loss) Attributable to Class A Shareholders	(3,249)	(8,526)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	(3,585)	(7,426)
Net Income (Loss) (GAAP)	$(6,834)	$(15,952)

 * This adjustment relates to all of the private equity, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share and per share data)

March 31, 2017
Total segment assets	$2,050,350
Adjust equity investments from segment carrying amount	(18,615)
Adjust investments gross of employees' and others' portion	6,106
Adjust intangible assets	(27,391)
Adjust receivables for incentive income subject to annual performance achievement	(30,883)
Total assets (GAAP)	$1,979,567

	Three Months Ended March 31,
	2017	2016
Total segment revenues	$235,588	$204,885
Adjust management fees	(211)	(416)
Adjust incentive income*	(72,270)	(31,431)
Adjust income from the receipt of options	8,068	—
Adjust other revenues (including expense reimbursements)**	61,053	58,579
Total revenues (GAAP)	$232,228	$231,617

* Incentive income received from third parties, not subject to contingent repayment of $0.3 million and $0.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2017 (referred to as "subsequent events") through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these condensed consolidated financial statements.

For additional subsequent events, see Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group's condensed consolidated financial statements and the related notes (referred to as "condensed consolidated  financial statements" or "historical condensed consolidated financial statements") included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Parent has secured from SoftBank Group Corp. ("SoftBank") committed equity financing for the entire amount of the purchase price payable under the Merger Agreement, and the Company has received a corresponding limited guarantee from SoftBank that also requires SoftBank to comply with certain specified covenants under the Merger Agreement. The Merger Agreement permits the syndication of a portion of Parent's equity, subject to certain conditions and limitations, provided that no such syndication will reduce SoftBank's obligations under the equity commitment letter or limited guarantee. At the completion of the equity syndication period specified under the Merger Agreement, Parent had not entered into any investment agreements with any potential equity investors.

On February 14, 2017, concurrently with the entry into the Merger Agreement, Parent entered into a Founders Agreement (the "Founders Agreement") with the Company, FIG Corp., FIG Asset Co. LLC (together with FIG Corp., the "Buyers"), each of the Principals and the Principals' related parties that own FOGUs (collectively with the Principals, the "Sellers"), pursuant to which, among other things, the Buyers will purchase from the Sellers 100% of the FOGUs that are not already owned by the Company and its subsidiaries of each of the FOG entities. At the closing of the transactions contemplated by the Founders Agreement, which is to occur substantially concurrently with the closing of the Merger, each FOGU will be acquired from the Sellers in exchange for $8.08 in cash, subject to reduction for certain items. Each Seller will place 50% of the after-tax proceeds from the sale of its FOGUs into escrow at the closing. These escrowed proceeds and retained investments will be invested in funds and investment vehicles of the Company or SoftBank, or in stock of SoftBank, among other things. The Closing under the Founders Agreement is subject to certain conditions, including, without limitation, the satisfaction of the conditions to the Merger.

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

In connection with entering into the Founders Agreement, the Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (the "PCP") will be further amended and restated, effective as of and subject to the closing, to make certain clarifying and conforming changes. Under the PCP, the Principals will continue to receive annual payments based on their respective success in raising and investing new and existing funds and the performance of the Fortress funds during a given fiscal year and, for the credit hedge fund business, on the performance of the existing AUM of Fortress's flagship hedge funds during a given year.

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

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $70.2 billion in AUM as of March 31, 2017. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,800 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed for the three months ended March 31, 2017, with positive performance in some funds and negative performance in others, and overall our segment operating results (excluding the impact of $20.6 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank) were up in comparison to the same period of 2016. For more information about these topics, please refer to "— Assets Under Management" and "— Performance of our Funds" below.

As of March 31, 2017, we managed the following businesses:

Private Equity — a business that manages approximately $14.5 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, the Caribbean and Western Europe; and (ii) permanent capital vehicles, which includes publicly traded companies that are externally managed by Fortress pursuant to management agreements and a senior living property management business. The publicly traded companies invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, media assets, senior living properties and transportation and infrastructure assets. All of the capital of Worldwide Transportation and Infrastructure Investors ("WWTAI"), formerly a private fund managed by Fortress, was contributed to Fortress Transportation and Infrastructure Investors LLC ("FTAI") which completed its initial public offering in May 2015.

Credit Funds — a business that manages approximately $17.7 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity ("PE") funds which are comprised of a family of "credit opportunities" funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of "real assets" funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $4.2 billion of AUM which includes (i) $4.2 billion of AUM relating to funds managed by Graticule Asset Management Asia ("Affiliated Manager" or "Graticule") as a result of the transition of the Fortress Asia Macro Funds and related managed accounts into an autonomous business in January 2015 and (ii) less than $0.1 billion of AUM in an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments. Graticule is an external manager in which Fortress has a minority interest and accounts for using the equity method. Fortress also received fees for providing infrastructure services (technology, back office and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

Logan Circle — our traditional asset management business, which has approximately $33.7 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

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

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status				Key Disclosures
In a liquidation of the fund's assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?		(Refer to Note 2 to our condensed consolidated financial statements)
Yes	Yes	No	-	The amount of previously distributed incentive income.
			-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund's remaining assets at their current estimated fair value.

Yes	No	Yes	-	The amount of previously distributed incentive income.
			-	The "intrinsic clawback," which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.
-
The amount by which the total current fund value would have to increase as of the reporting date in order to reduce the intrinsic clawback to zero such that we would be in a position to earn additional incentive income from the fund in the future.

No	Yes	N/A	-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund's remaining assets at their current estimated fair value.

No	No	N/A	-	The amount by which the total current fund value would have to increase as of the reporting date such that we would be in a position to earn incentive income from the fund in the future.

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

2)
Equity-based compensation, which is not paid in cash and is broken out from total compensation in Note 7 to our condensed consolidated financial statements. Equity-based compensation includes (i) RSUs (which have a dilutive effect when it vests because it results in additional shares being issued), (ii) restricted shares, (iii) grants to employees of tandem options in the publicly traded permanent capital vehicles and (iv) grants to employees of equity interests in Fortress Funds and portfolio company investments.

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

The central theme of the quarter ending March 31, 2017 was the official commencement of the Presidency of Donald Trump. The first quarter of his administration was not short on headlines and communication through social media on both domestic and foreign policy, but lacked in the actual implementation of any impactful policy. The broader equity indices continued to focus on the promises from the campaign trail regarding fiscal reforms and initially continued their post-election surge as the S&P 500 Index, Nasdaq Index and Dow Jones Industrial Average reached all-time highs during the quarter, with the Dow Jones also reaching the 20,000 level for the first time. As equities reached all-time highs the VIX Index, a gauge of the market estimate of future volatility, sunk to 9.97 on February 1, 2017, its lowest level since the financial crisis. Towards the end of the quarter sentiment and asset prices pulled back somewhat as investors began to question the timing and efficacy of some of the promises of the new Administration, which was especially evident after the House Republicans were forced to pull their version of Health Care Reform in late March as they were unable to secure enough votes in the House. As growth and inflation expectations grew after the election the yield on the U.S. 10-year Treasury Note rose to 2.63% on March 9th before turning lower and closing the quarter at 2.39%. The Treasury yield curve flattened throughout the quarter as the spread between the U.S. Benchmark 2-year and 10-year yield flattened from 1.25% as of year-end to 1.13% as of the end of the quarter. The flattening of the Treasury yield curve was also due to the rise in short-term interest rates in the U.S. as the Federal Open Market Committee (the "FOMC") hiked the benchmark overnight rate in March to a range of 0.75%-1.00% and maintained projections for multiple hikes through the balance of the year. Credit spreads in developed markets tightened over the quarter as the Bank of England and the European Central Bank continued buying corporate debt as part of their respective Corporate Bond Purchase Programs. The JP Morgan U.S. High Yield Credit Spread Index narrowed from 4.76% at year-end to 4.55% at the end of the quarter which propelled a record amount of debt refinancing throughout the quarter as companies took advantage of the favorable climate to lower their cost of debt. Oil prices were stable throughout the first two months with the West Texas Intermediate Crude Oil futures front-month contract trading in a range from around $50/barrel to $55/barrel. There was volatility throughout March as the Department of Energy reported U.S. crude oil inventories at the second highest level over the past five years after the rise in oil prices in the aftermath of the production cut agreement by OPEC countries in November 2016 drove U.S. producers to vastly increase production domestically. The U.S. Dollar traded strong towards the end of 2017 in the aftermath of the election but failed to maintain that momentum throughout the first quarter as it fell against its developed and emerging market peers. The Euro rallied 1.26% against the U.S. Dollar over the quarter and the Japanese Yen was 4.79% stronger as the Dollar was weaker while the Chinese Offshore Yuan was 1.50% stronger as the People’s Bank of China defended the strength of their currency after being accused of being a manipulator on the campaign trail.

Consumer and business sentiment in the United States rose materially as the University of Michigan Consumer Sentiment Survey and the National Federation of Independent Business Small Business Optimism Indices posted readings of 98.5 and 105.9, respectively, in January, which were both the highest levels since 2004. The optimism was triggered with the promise that with control of the House and Senate the Republicans would be able to deliver on the planned fiscal reform packages pledged on the campaign trail in short order which would lead to higher domestic growth and jobs. While the economy reflected in surveys has been very strong the actual economic data reported in the first quarter has been mixed. The unemployment rate continued falling and hit a post-financial crisis low of 4.50%. The U.S. housing market continued its strong trend post-financial crisis as the era of lower mortgage rates continued to boost new home sales which reported a post-financial crisis high in March at a seasonally adjusted annual rate of 621 thousand homes. On the negative end of the spectrum, retail sales had their worst 2-month stretch in two years as they dropped 0.3% and 0.2% in February and March, respectively. While the underlying trend remains stronger for headline inflation, the measure fell for the first time in 13 months in March when it dropped 0.3%. Projections for first quarter gross domestic product were trending lower towards the end of the quarter with most economists anticipating a growth rate of roughly 1.00% quarter over quarter; however, estimates for the balance of the year remain optimistic. At their March meeting the FOMC indicated that enough progress had been achieved towards their dual mandate of maximum employment and price stability to warrant another interest rate hike as they increased the benchmark interest rate range to 0.75% - 1.00%. In addition to the hike the median forecast from the members of the FOMC projected two additional interest rate hikes in 2017. The members have also begun to discuss the timing and mechanics of ceasing re-investments of their holdings in U.S. Treasuries and Agency MBS as they look to begin reducing their approximately $4.48 trillion balance sheet which they had begun accumulating during their Quantitative Easing program.

The center of attention in Europe throughout the first quarter was whether the calendar of general elections slated for 2017 would advance the momentum of the populist, anti-establishment movement from 2016 which saw the United States vote Donald Trump as their President and people of the United Kingdom elect to withdraw from the European Union. The initial event saw the head of the anti-Euro Party for Freedom, Geert Wilders, defeated soundly by Mark Rutte, the leader of the People’s Party for Freedom and Democracy, in the Dutch election. The French election in April represented more of a tail risk given the importance of France to the European Union and the threats from the far-right leader of the National Front, Marine Le Pen, to withdraw from the single currency if elected. However, the threat of a Le Pen victory has diminished materially as the leader of the centrist party, the newly formed ‘En Marche!’, Emmanuel Macron is projected to defeat Le Pen by a comfortable margin in the second round run-off. Macron amassed the most votes in the first round which was viewed positively as the French equity index, the CAC 40 Index, rallied 4.14% on the first day of trading after the first round. The threat of the populist party, Alternative for Germany, winning the election scheduled for September are even more remote in Germany as they have polled very poorly but the party is in position to win seats in the National Parliament for the first time ever. Improving data from Europe and a positive outlook from the European Central Bank helped to propel European equity indices to a strong performance in the first quarter. Improving economic performance as well as continued monetary stimulus from the European Central Bank helped propel European equities higher over the quarter as the Eurostoxx 50 Index, CAC 40 Index and DAX Index finished the quarter up 6.39%, 5.35% and 7.25%, respectively. The debt situation in Greece was also in the spotlight as a 7 billion Euro debt repayment comes due in July as they attempt to agree to terms of a bailout with Europe and the IMF. The European countries want to impose a demand on Greece that they maintain a budget surplus of 3.5% for a decade after 2018 while the IMF has argued this is unachievable and called for Europe to help address the level of debt through interest rate reductions and/or extension of maturities of Greece’s debt. The prospects for an agreement improved towards the end of March as Greece attempted to smooth the situation by promising pension and tax reforms to be conducted in 2019 and 2020, respectively, and Greece 10-year spreads decreased 0.42% in the last week of March as expectations for an agreement increased. The European economy had a very strong quarter as the Eurozone Composite PMI data read 56.7 in March for its highest reading since the beginning of 2011. The Eurozone Harmonised Index of Consumer Prices registered the highest level, at 2.0%, in February since January 2013 which was a strong indicator that the Eurozone is moving towards the European Central Bank’s 2% target. As a result the European Central Bank indicated in March that they have increased their forecasts for growth and inflation for 2017 and 2018 while maintaining their existing stimulus until the end of the year. On March 29th, Theresa May filed Article 50 to officially begin the 2 year process of withdrawing the United Kingdom from the EU, although actual negotiations are not likely to begin until the fourth quarter this year. Amidst dire expectations for the economy around Brexit last year the United Kingdom economy has continued to outperform those expectations and held up reasonably well. Part of this resilience to Brexit has been aided by the depreciation of the Sterling which bottomed out at 1.1987 against the U.S. Dollar in January before rallying to 1.2552 against the U.S. Dollar, for an increase of 4.71% over that timeframe and an increase of 1.58% against the U.S. Dollar over the entire quarter.

After being the root of the volatility in financial markets in the first quarter of 2016 the Chinese economy was relatively stable in the first quarter of 2017. While the volatility last year was kicked off with the depreciation of the Chinese currency, the People's Bank of China steadily drew down on their foreign exchange reserves in the first quarter this year to defend their currency from weakening. The key political event this year in China will be the meeting of the National Congress in the Fall at which point they will change the makeup of the Politburo, the top decision-making body, with a majority set to retire at that point. In concert with the FOMC’s decision to hike their benchmark interest rate, the People's Bank of China hiked interest rates as well in an effort to minimize the impact of the interest rate differential and prevent a larger weakening of the Chinese Renminbi against the U.S. Dollar. China’s economy grew better than expected in the first quarter highlighted by the housing sector as growth in property investment grew by 9.4% in March, which also helped to boost the manufacturing sector with industrial output growth at 7.6%, which was well above expectations. However, during the quarter, regulators also started to institute measures and regulations in an effort to rein in the soaring housing prices and lending in an attempt to prevent a potential housing or credit bubble. Japan continues to recover and benefit from the anticipated growth in global demand. The country was especially boosted by strong performance in their export and manufacturing industries had benefited from their depreciating currency towards the end of 2016 although this had since reversed with a 4.79% strengthening against the U.S. Dollar in the first quarter. The Bank of Japan continued with their policy of targeting a 10-year yield of 0.00% and has indicated that they expect inflation expectations to rise later this year and hit their 2% target at some point in their fiscal year of 2018.

Emerging markets performed very well in the first quarter boosted by a weaker U.S. Dollar, stronger commodity prices and improving economic growth out of developed markets. Emerging market equities benefited from relatively cheaper valuations to a lot of the developed world which boosted the iShares MSCI Emerging Market Index up 12.51% on the quarter. In the first quarter the inflow to emerging market debt was the third largest in the past seven years as prospects continue to improve for the reasons above and yields in emerging markets continue to look attractive relative to developed markets. The Mexican Peso, a proxy for the Trump trade, strengthened 9.70% in the quarter as the U.S. Dollar was weaker and Trump dialed back his harsh rhetoric against Mexico from his campaign trail regarding the wall and tearing up NAFTA. In South Korea, the continuation of a corruption scandal that emerged in 2016 continued as the Former President of Park Geun-Hye’s impeachment was upheld by the Constitutional Court on March 10th and immediately called for snap Presidential elections to be held 60 days later in early May. The Kospi 200 Index was one of the best performing equity markets in the 1st quarter as it finished the quarter up 7.93%. A major risk to the sentiment in South Korea which continues to develop has been the rising tensions between its neighbor, North Korea, and the United States. The situation has become increasingly hostile as their leader, Kim Jong Un, continues to direct their military to test their nuclear and ballistic missiles capabilities even in the face of threats from Trump and the United States.

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

The strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the fees associated with traditional investment products relative to the fees charged by alternative investment managers, on returns available from traditional investment products and to a lesser extent on interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. Treasury rate or LIBOR) available on other investment products. This is because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns of investment products offered by alternative asset managers.

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. However, the amount of capital being invested into the alternative investment industry appears to have decreased during the year ended December 31, 2016 and the first quarter of 2017, and the outlook for the remainder of 2017 continues to be negative, with a focus on fees and weak performance of certain asset classes within the alternative investment industry tempering positivity in the industry. In addition, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., "private equity style") funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

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

Our private equity funds, as well as certain of our managed accounts and permanent capital vehicles, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, real estate (including Florida commercial real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, the regulatory pressure on banks in the U.S. after the financial crisis contributed to a positive market for the expansion of non-bank financial institutions. This development has recently led to increased regulatory focus on non-bank financial institutions, resulting in slower growth and increased costs within some of our financial servicing investments. With respect to mortgage servicing rights, excess mortgage servicing rights and other servicing related investments, the timing, size and potential returns of future investments may be less attractive than prior investments due to a number of factors including interest rates and increased competition. In addition, regulatory and government sponsored entity approval processes have been more extensive and taken longer, which has increased the time and effort required to complete transactions. Worldwide growth in trade and transportation continued to expand albeit at a more modest pace than in the previous years, with growing demand for both cargo and passenger-related transportation infrastructure and equipment. The senior living sector continues to benefit from a favorable consolidation and supply/demand dynamics as well as an appreciation of related real estate values, though market conditions became more challenging toward the end of 2016 and into the first quarter of 2017. European markets have presented opportunities for distressed investments in country specific markets such as Italy. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (H)
	Funds (H)	Permanent Capital Vehicles	Hedge Funds (I)	PE Funds	Liquid Hedge Funds (I)	Logan Circle	Total
AUM December 31, 2016	$6,532	$6,961	$8,803	$9,306	$4,589	$33,436	$69,627
Capital raised (A)	—	835	—	—	—	—	835
Increase in invested capital	4	—	21	198	—	—	223
Redemptions (B)	—	—	—	—	—	—	—
RCA distributions (C)	—	—	(159)	—	—	—	(159)
Return of capital distributions (D)	(23)	(90)	(2)	(419)	(169)	—	(703)
Crystallized incentive income (E)	—	—	(106)	—	—	—	(106)
Change in AUM of the Affiliated Manager and co-managed funds	—	—	(91)	—	(215)	—	(306)
Net client flows (traditional)	—	—	—	—	—	(362)	(362)
Income (loss) and foreign exchange (F)	182	110	167	13	(7)	645	1,110
AUM March 31, 2017 (G)	$6,695	$7,816	$8,633	$9,098	$4,198	$33,719	$70,159

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2017, if any. Redemptions are further detailed below.

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

(H)
As of March 31, 2017, the private equity funds and credit funds had approximately $0.6 billion and $6.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.7 billion is only available for follow-on investments, management fees and other fund expenses.

(I)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under the Affiliated Manager. As of March 31, 2017 and December 31, 2016, liquid hedge funds AUM included $4.2 billion and $4.4 billion, respectively, related to the Affiliated Manager and credit hedge funds AUM included $1.6 billion and $1.7 billion, respectively, related to co-managed funds.

Redemptions

Certain of the credit hedge funds allow investors to request that their capital be returned generally on an annual or semi-annual basis. Return of capital requests must be received at least 45 or 90 days prior to the redemption date and related payments are made subsequent to the redemption date. For instance, within the flagship credit hedge fund the 2017 return of capital request notice date is October 2, 2017 for capital to be returned after December 31, 2017. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. In such a case, pending payment, this capital is referred to as a redeeming capital account or "RCA." During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. The Mount Kellett Funds, JP Funds and the Value Recovery Funds are not subject to redemptions.

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

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2017 for the credit hedge funds(in thousands):

Request/Notice Receipt Period	Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (A)	Remaining Outstanding Requests
2017	$7,276	(D)	$—	$7,276
2016	737,539		154,262	598,552
2015	773,268		443,658	380,588
Prior				265,802	(B)
				$1,252,218	(C)

(A)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(B)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(C)
For credit hedge funds, reflects (i) $1.3 billion in RCAs which are to be paid over time as the underlying investments are realized and (ii) $7.3 million of 2017 redemption requests outstanding as of March 31, 2017. All or a portion of the $7.3 million of 2017 redemption requests outstanding may also be deemed as RCA. Any 2017 redemption requests not deemed to be RCA will be paid in the first quarter of 2018. The determination of whether the current year's redemption requests are RCA is generally made by December 31.

(D)	Effective January 1, 2017, the remaining investor capital of the Worden Fund is comprised of RCA which is not subject to redemption.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	March 31, 2017
Private Equity
Private Equity Funds that Report IRR's
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	N/A	35.5%
Fund III	Sep-04	In Liquidation	—	—	1.5%
Fund III Coinvestment	Nov-04	In Liquidation	—	—	0.8%
Fund IV	Mar-06	(A)	1,660	1,357	(0.5)%
Fund IV Coinvestment	Apr-06	(A)	317	272	(1.6)%
Fund V	May-07	Feb-18	3,016	3,550	3.8%
Fund V Coinvestment	Jul-07	Feb-18	251	412	(6.0)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	(A)	—	—	(100.0)%
FHIF (Holiday)	Dec-06	(A)	459	459	1.8%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	351	409	(2.0)%
MSR Opportunities Fund I A	Aug-12	Aug-22	99	149	12.8%
MSR Opportunities Fund I B	Aug-12	Aug-22	25	37	12.7%
MSR Opportunities Fund II A	Jul-13	Jul-23	93	118	8.1%
MSR Opportunities Fund II B	Jul-13	Jul-23	1	2	7.6%
MSR Opportunities MA I	Jul-13	Jul-23	21	27	8.2%
Italian NPL Opportunities Fund	Dec-13	Sep-24	216	231	(C)
Fortress Equity Partners	Mar-14	Mar-24	186	156	(C)

Continued on next page.

			AUM		Returns (B)
						Three Months Ended
	Inception		March 31,		Inception	March 31,
Name of Fund	Date	Maturity Date (A)	2017	2016	to Date (D)	2017	2016
Publicly Traded Permanent Capital Vehicles
Drive Shack Inc. (E)	Jun-98	Permanent	$680	$680	N/A	N/A	11.1%
New Residential Investment Corp.	May-13	Permanent	3,782	2,689	N/A	11.3%	15.8%
Eurocastle Investment Limited (E)	Oct-03	Permanent	587	608	N/A	6.9%	9.5%
New Media Investment Group Inc.	Feb-14	Permanent	712	637	N/A	9.8%	7.9%
New Senior Investment Group Inc.	Nov-14	Permanent	1,020	1,024	N/A	10.2%	10.1%
Fortress Transportation and Infrastructure Investors LLC (E)	May-15	Permanent	1,035	1,135	N/A	8.9%	13.3%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02	Non-redeemable	39	116	5.9%	(G)	(G)
Fortress Macro Funds	May-09	Closed Nov-15	N/A	N/A	2.8%	N/A	N/A
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	N/A	5.6%	N/A	N/A
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	N/A	(3.5)%	N/A	N/A
Fortress Partners Fund LP	Jul-06	Non-redeemable	6	139	1.6%	(G)	(G)
Fortress Partners Offshore Fund LP	Nov-06	Non-redeemable	3	89	1.7%	(G)	(G)
Fortress Centaurus Global Funds	Jun-14	Closed Sep-16	N/A	206	(3.1)%	N/A	1.8%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	176	(3.8)%	N/A	1.5%

Credit Hedge Funds
Drawbridge Special Opp's Fund LP (F)	Aug-02	PE style redemption	4,743	4,524	10.7%	2.4%	0.6%
Drawbridge Special Opp's Fund LTD (F)	Aug-02	PE style redemption	1,171	1,121	9.5%	2.2%	(1.3)%
Worden Fund	Jan-10	PE style redemption	139	170	9.2%	(G)	(1.1)%
Worden Fund II	Aug-10	Closed Feb-16	N/A	N/A	7.0%	N/A	(2.7)%
Japan Income Fund (Yen only)	Dec-13	Redeemable	143	116	(B)	(B)	(B)
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	783	735	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	48	80	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	March 31, 2017
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$594	$557	23.3%
Credit Opportunities Fund II	Jul-09	Jul-22	430	458	16.1%
Credit Opportunities Fund III	Sep-11	Mar-24	1,217	1,697	10.5%
Credit Opportunities Fund IV	Feb-15	Feb-27	891	555	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,423	1,711	14.6%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	603	416	(C)
Long Dated Value Fund I	Apr-05	Apr-30	50	129	5.8%
Long Dated Value Fund II	Nov-05	Nov-30	55	95	4.2%
Long Dated Value Fund III	Feb-07	Feb-32	75	64	6.1%
LDVF Patent Fund	Nov-07	Nov-27	6	4	2.5%
Real Assets Fund	Jun-07	Jun-17	33	50	6.4%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	68	97	31.3%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	335	399	25.3%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	386	458	27.8%
Japan Opportunity Fund III (Dollar)	Dec-14	Oct-24	470	470	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Oct-24	700	693	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	N/A	21.2%
Global Opportunities Fund	Sep-10	Sep-20	145	184	8.3%
Global Opportunities Fund II	Jul-15	Jul-26	229	78	(C)
Life Settlements Fund	Dec-10	Dec-22	119	100	(C)
Life Settlements Fund MA	Dec-10	Dec-22	10	9	(C)
Real Estate Opportunities Fund	May-11	Sep-24	39	87	15.5%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	21	35	11.3%
Secured Lending Fund I	Oct-16	Mar-24	52	N/A	(C)
FJOF3 Residential Coinvestment Fund (Yen)	Mar-17	Mar-27	47	N/A	(C)
FJOF3 Residential Coinvestment Fund (Dollar)	Mar-17	Mar-27	100	N/A	(C)
Subtotal - all funds			30,684	30,770
Affiliated Manager, co-managed funds and managed accounts (I)			5,756	7,066
Total - Alternative Investments			36,440	37,836
Logan Circle			33,719	32,801
Total (J)			$70,159	$70,637

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. Although Fund IV, Fund IV Coinvestment, FICO (Intrawest) and FHIF (Holiday) have passed their contractual maturity, Fortress continues to actively manage the funds' portfolio of investments which include various operating companies. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents ("PE style redemption"). The JP Funds' AUM includes $518.4 million of permanent equity which is not subject to redemption. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 88% of our alternative investment AUM as of March 31, 2017.

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
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. Drive Shack Inc. elected not to pay a common stock dividend during the three months ended March 31, 2017.
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

(E)
Effective December 2016, Newcastle Investment Corp. changed its name to Drive Shack Inc.. WWTAI was a private fund formed in July 2011 and formerly managed by Fortress. All of the capital of WWTAI was contributed to FTAI which completed its initial public offering in May 2015. For Eurocastle, March 31, 2017 AUM is as of December 31, 2016.

(F)
The returns for Drawbridge Special Opportunities Funds exclude the performance of special investments and the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(G)
During the fourth quarter of 2015, the Drawbridge Global Macro Funds and Fortress Partners Funds redeemed all of their investors' liquid capital. On December 31, 2016, the Worden Fund redeemed all of their investors' liquid capital. As such, the remaining investor capital in these funds are comprised of sidepocket investments or redeeming capital accounts and their returns subsequent to the redemption of all investor liquid capital are not comparable to returns reported for prior historical periods.

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

(J)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest), Fortress Macro Funds, Fortress Macro MA1, Fortress Redwood Fund LTD, Worden Fund II and Net Lease Fund I had no AUM or were closed as of March 31, 2017 and 2016, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see "— Segment Analysis" section herein.

	Three Months Ended March 31,		Variance
	2017	2016	$
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$126,169	$127,390	$(1,221)
Management fees: non-affiliates	14,223	13,419	804
Incentive income: affiliates	30,373	31,778	(1,405)
Incentive income: non-affiliates	410	451	(41)
Expense reimbursements: affiliates	58,294	55,291	3,003
Expense reimbursements: non-affiliates	619	1,157	(538)
Other revenues	2,140	2,131	9
Total Revenues	232,228	231,617	611

Expenses
Compensation and benefits	181,992	164,205	17,787
General, administrative and other expense (including depreciation and amortization)	57,400	39,392	18,008
Interest expense	1,979	3,037	(1,058)
Total Expenses	241,371	206,634	34,737

Other Income (Loss)
Gains (losses)	20,439	(16,673)	37,112
Tax receivable agreement liability adjustment	—	(2,699)	2,699
Earnings (losses) from equity method investees	(19,868)	(20,780)	912
Total Other Income (Loss)	571	(40,152)	40,723

Income (Loss) Before Income Taxes	(8,572)	(15,169)	6,597
Income tax benefit (expense)	1,738	(783)	2,521
Net Income (Loss)	$(6,834)	$(15,952)	$9,118

Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$(3,585)	$(7,426)	$3,841
Net Income (Loss) Attributable to Class A Shareholders	(3,249)	(8,526)	5,277
	$(6,834)	$(15,952)	$9,118

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds (B)	Credit PE Funds	Liquid Hedge Funds (C)	Logan Circle	Total
March 31, 2017	$6,614	$7,389	$8,718	$9,203	$4,394	$33,577	$69,895
March 31, 2016	$8,085	$6,795	$8,863	$9,331	$5,302	$31,990	$70,366

(A)
Throughout 2016 and until their expiration in January 2017, certain publicly traded permanent capital vehicles had share repurchase programs to purchase common stock which reduced fee paying AUM upon repurchase. No shares were purchased under these programs during the three months ended March 31, 2017. During the year ended December 31, 2016 and the three months ended March 31, 2016, these repurchase programs resulted in an AUM decrease of $124.8 million and $42.0 million, respectively.

(B)	In March 2016 Fortress became investment manager of the JP Funds.

(C)	Liquid hedge funds includes average fee paying AUM of the Affiliated Manager of $4.3 billion and $4.5 billion for the three months ended March 31, 2017 and 2016, respectively.
In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. For the three months ended March 31, 2016, the Fortress Convex Asia Funds had average fee paying AUM of $154.4 million, management fees of $1.1 million and no incentive income.
During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. For the three months ended March 31, 2016, the Fortress Centaurus Global Funds had average fee paying AUM of $205.0 million, management fees of $0.5 million, and incentive income of less than $0.1 million.

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

As of March 31, 2017, we had $22.6 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2016, we had $23.2 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The decrease in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to (i) a net decrease in invested capital from our credit PE funds due to net distributions and (ii) certain permanent capital vehicles and a certain credit hedge fund not achieving their performance thresholds as compared to the prior period. These decreases in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was partially offset by (i) new Logan Circle managed accounts, which exceeded their performance thresholds during the three months ended March 31, 2017 and (ii) a certain private equity fund and a certain permanent capital vehicle that were at or above their incentive income thresholds as of December 31, 2016 which had positive performance and raised capital during the three months ended March 31, 2017.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 1,054 asset management employees as of March 31, 2017 from 1,130 asset management employees as of March 31, 2016 primarily related to our liquid hedge fund business. Additionally, we had 1,582 employees as of March 31, 2017 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) which decreased compared to 1,885 such employees as of March 31, 2016.

Revenues

Three months ended March 31

Total revenues were $232.2 million for the three months ended March 31, 2017, a net increase of $0.6 million, compared to $231.6 million for the three months ended March 31, 2016.

The increase in revenues of $0.6 million was primarily attributable to increases of (i) $3.0 million in expense reimbursements from affiliates and (ii) $0.8 million in management fees from non-affiliates. These increases were partially offset by decreases of (i) $1.4 million in incentive income from affiliates, (ii) $1.2 million in management fees from affiliates and (iii) $0.5 million in expense reimbursements from non-affiliates.

The decrease in management fees from affiliates of $1.2 million was primarily attributable to decreases of (i) $6.5 million from our liquid hedge funds primarily as a result of the termination of the infrastructure services agreement with Graticule in May 2016, Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM, based on a simple quarterly average, of our other liquid hedge funds, (ii) $5.6 million from our private equity funds as a result of net decreases in their average management fee paying AUM of $1.5 billion, (iii) $1.8 million related to the co-management of the Mount Kellett Funds and (iv) $1.0 million from our credit PE funds as a result of net decreases in their average AUM of $0.1 billion. These decreases were partially offset by (i) $8.1 million related to permanent capital vehicle options granted to Fortress during the three months ended March 31, 2017, (ii) a net increase from our permanent capital vehicles of $3.0 million as a result of a net increase in their average AUM of $0.6 billion, (iii) an increase of $1.8 million related to the management of the JP Funds which began in March 2016 and (iv) a net increase of $0.8 million from our other credit hedge funds as a result of increases in their average AUM of $0.3 billion.

The increase in management fees from non-affiliates of $0.8 million was primarily related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.5 billion.

The decrease in incentive income from affiliates of $1.4 million was primarily attributable to (i) a net decrease of $14.0 million from our credit PE funds related to a decrease in non-clawbackable tax distributions and a decrease in non-clawbackable incentive income as a result of a decrease in proceeds from realization events, which result in the recognition of revenue as contingencies for repayment have been resolved and (ii) a $0.9 million decrease in crystallized incentive income earned from our liquid hedge funds. These decreases were partially offset by (i) a net increase of $10.6 million in incentive income from our permanent capital vehicles primarily related to New Residential and (ii) a net increase of $2.9 million from our credit hedge funds primarily due to an increase in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds.

The increase in expense reimbursements from affiliates of $3.0 million was primarily related to an increase in operating expenses eligible for reimbursement from our credit funds.

The decrease in expense reimbursements from non-affiliates of $0.5 million was primarily related to a decrease in operating expenses eligible for reimbursement from our senior living property manager.

Expenses

Three months ended March 31

Expenses were $241.4 million for the three months ended March 31, 2017, a net increase of $34.7 million, compared to $206.6 million for the three months ended March 31, 2016. The increase in expenses is primarily due to (i) an increase in general, administrative and other expenses (including depreciation and amortization) of $18.0 million and (ii) an increase in compensation and benefits of $17.8 million. These increases were partially offset by a $1.1 million decrease in interest expense.

Total compensation and benefits increased by $17.8 million primarily due to (i) a $13.9 million increase in profit sharing expenses related to our credit hedge funds and permanent capital vehicles, including the impact of tandem options, as a result of changes in the performance of relevant funds and the amount of profit sharing interests by employees in the respective funds, (ii) a $7.4 million increase in other payroll, taxes and benefits, primarily as a result of $12.0 million in non-cash expense related to the contribution to Fortress of interests in a Fortress Fund which were then granted to certain senior employees, (iii) a $6.5 million increase in discretionary bonus accruals and (iv) a $5.8 million increase in Principal Performance Payments in our credit and private equity businesses as a result of changes in the performance of relevant funds. These increases were partially offset by (i) a $14.3 million decrease in profit sharing expense primarily related to our credit PE funds as a result of a decrease in proceeds from realization events during the period and changes in the amount of profit sharing interest held by employees in the respective funds and (ii) a $1.6 million decrease in equity based compensation.

The increase in general, administrative and other expenses of $18.0 million was due to an increase of $21.6 million in professional fees primarily related to $20.6 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the three months ended March 31, 2017. This increase was partially offset by decreases of (i) $1.8 million in depreciation and amortization, (ii) $1.1 million in general and other expenses and (iii) $0.7 million in market data costs.

The decrease in interest expense of $1.1 million primarily related to a decrease in the average outstanding debt balance for the three months ended March 31, 2017, as compared to the prior period. The average outstanding debt balance decreased primarily from a $77.8 million repayment of a promissory note to a former principal during the third quarter of 2016.

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

In future periods, we will further recognize non-cash compensation expense on our unvested equity-based awards outstanding as of March 31, 2017 of $61.1 million with a weighted average recognition period of 3.3 years.

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

As of March 31, 2017, we have $1.3 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $541.6 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Three months ended March 31

Other income (loss) was $0.6 million for the three months ended March 31, 2017, a net increase of $40.7 million, compared to $(40.2) million for the three months ended March 31, 2016. The net increase was primarily related to (i) a net realized and unrealized gain of $28.1 million in the fair value of our direct investments, primarily options and common stock held in our publicly traded private equity portfolio companies, for the three months ended March 31, 2017, as compared to a net realized and unrealized loss of $3.4 million for the three months ended March 31, 2016, resulting in a net increase of $31.4 million, (ii) a net realized and unrealized loss of $8.1 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended March 31, 2017, as compared to a net realized and unrealized loss of $13.2 million in the prior period, resulting in a net increase of $5.1 million and (iii) the recognition of a $2.7 million expense associated with an increase in the tax receivable agreement liability for the three months ended March 31, 2016.

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

Three months ended March 31

For the three months ended March 31, 2017 and 2016, Fortress recognized income tax expense (benefit) of $(1.7) million and $0.8 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance and (iv) the tax impact of RSUs that vested and were delivered at amounts different than their grant date estimated fair value.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Three Months Ended March 31, 2017 vs. 2016
Change in pre-tax income applicable to Class A Shareholders (A)	$879
Change in foreign and state income taxes (B)	(5,090)
Change in mix of business (C)	82
Change in deferred tax asset valuation allowance and related adjustments (D)	3,105
Tax receivable agreement liability adjustment (E)	(945)
Change in deferred tax asset impact of equity compensation delivery (F)	526
Change in tax credits and other deductions	(1,078)
Total change (F)	$(2,521)

(A)
Changes in pre-tax income applicable to Class A shareholders are due to an increase or decrease in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders' ownership interest in Fortress Operating Group.

(B)	Primarily related to a decrease in foreign taxes due to a decrease in foreign-sourced income.

(C)
For the three months ended March 31, 2017, the amount of income passed through to non-corporate tax paying shareholders was lower when compared to the three months ended March 31, 2016, resulting in an increase in income tax expense in 2017.

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

(F)
As a result of the adoption of ASU 2016-09 effective January 1, 2017 (see Note 1), tax shortfalls associated with RSU deliveries are prospectively recorded as income tax expense. Previously, tax shortfalls were recorded as income tax expense only to the extent Fortress did not have prior excess tax benefits. In 2016 Fortress had prior excess tax benefits, as such tax shortfalls associated with RSU deliveries were recorded as an adjustment to shareholders' equity.

(G)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries decreased from $(7.4) million to $(3.6) million, a decrease of $3.8 million, primarily attributable to a decrease of $4.5 million in the amount of consolidated net loss allocable to the FOG units held by the principals and a decrease of $0.6 million in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The $4.5 million decrease in the amount of consolidated net loss allocable to the FOG units held by the principals was primarily a result of a decrease of $10.3 million in Fortress's shareholders' net loss in Fortress Operating Group during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

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

For segment results of operations, the amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the three months ended March 31, 2017, interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

Management assesses our segments on a Fortress Operating Group and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (primarily held by the Principals) and income tax expense. Distributable earnings is described in Note 10 to Part I, Item 1, "Financial Statements — Segment Reporting."

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

Expenses

(iv)
adding or subtracting the employee profit sharing portion of (a) incentive income described in (i) above to match the timing of the expense with the revenue, (b) unrealized gains (losses) related to foreign exchange derivative contracts used to economically hedge future estimated incentive income and (c) intrinsic clawback, if any, which represents incentive income previously received from a fund that would be clawed back if the fund were liquidated at the end of the period at its NAV,

(v)
adding back equity-based compensation expense (including grants to employees of tandem options in the publicly traded permanent capital vehicles, grants to employees of equity interests in Fortress Funds and portfolio company investments, RSUs (including the portion of related dividend and distribution equivalents recorded as compensation expense) and restricted shares),

(vi)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(vii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(viii)
adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5 to our condensed consolidated financial statements included herein).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment revenues
Management Fees	$20,168	$25,758	$(5,590)
Incentive Income	—	—	—
Segment revenues — total	$20,168	$25,758	$(5,590)
Pre-tax distributable earnings	$12,339	$14,446	$(2,107)

Three months ended March 31

Pre-tax distributable earnings decreased by $2.1 million primarily due to:

Revenues

Management fees were $20.2 million for the three months ended March 31, 2017, a net decrease of $5.6 million, compared to $25.8 million for the three months ended March 31, 2016. The decrease in management fees was primarily attributable to decreases from Fund V, Fund V Coinvestment, Fund IV, Fund IV Coinvestment, FHIF, and the MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period.

Expenses

Expenses were $7.9 million for the three months ended March 31, 2017, a net decrease of $2.3 million, compared to $10.2 million for the three months ended March 31, 2016. The decrease in expenses was primarily attributable to (i) a $1.9 million decrease in compensation and benefits expense and (ii) a $0.4 million net decrease in general and administrative and corporate allocable expenses for the three months ended March 31, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.1 million for the three months ended March 31, 2017, a net increase of $1.2 million, compared to $(1.1) million for the three months ended March 31, 2016. The increase in net investment income was primarily attributable to a $1.3 million impairment of a certain private equity investment during the three months ended March 31, 2016.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment revenues
Management Fees	$30,200	$27,302	$2,898
Incentive Income	15,847	2,200	13,647
Segment revenues — total	$46,047	$29,502	$16,545
Pre-tax distributable earnings	$19,476	$9,150	$10,326

Three months ended March 31

Pre-tax distributable earnings increased by $10.3 million primarily due to:

Revenues

Management fees were $30.2 million for the three months ended March 31, 2017, a net increase of $2.9 million compared to $27.3 million for the three months ended March 31, 2016. The increase in management fees was primarily attributable to an increase of $3.6 million from New Residential and New Media related to increases in average AUM as a result of equity raised during 2017 and 2016. This increase was partially offset by a decrease of $0.5 million from FTAI as a result of a decrease in average AUM due to losses and distributions during 2017 and 2016 as fees are based on net equity.

Incentive income was $15.8 million for the three months ended March 31, 2017, a net increase of $13.6 million, compared to $2.2 million of incentive income recognized for the three months ended March 31, 2016. The increase in incentive income was primarily attributable to increases of (i) $11.1 million in incentive income related to New Residential and (ii) $3.0 million in incentive income related to Eurocastle. These increases were partially offset by a decrease of $0.5 million in incentive income related to New Media for the three months ended March 31, 2017 as compared to the prior period.

Expenses

Expenses were $27.2 million for the three months ended March 31, 2017, a net increase of $6.2 million, compared to $21.0 million for the three months ended March 31, 2016. The increase in expenses was primarily attributable to net increases of (i) $4.4 million in compensation and benefits expense, (ii) $2.3 million in accruals for Principal Performance Payments and (iii) $0.3 million in general and administrative and corporate allocable expenses. These increases were partially offset by a net decrease of $0.8 million in profit sharing compensation expense for the three months ended March 31, 2017, as compared to the prior period.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment revenues
Management Fees	$37,459	$37,099	$360
Incentive Income	31,918	7,196	24,722
Segment revenues — total	$69,377	$44,295	$25,082
Pre-tax distributable earnings	$27,943	$14,262	$13,681

Three months ended March 31

Pre-tax distributable earnings increased by $13.7 million primarily due to:

Revenues

Management fees were $37.5 million for the three months ended March 31, 2017, a net increase of $0.4 million, compared to $37.1 million for the three months ended March 31, 2016. The increase in management fees were primarily attributable to increases of (i) $1.8 million related to the JP Funds, as Fortress was appointed the investment manager in March 2016 and (ii) $1.1 million related to the Drawbridge Special Opportunities Funds due to an increase in average AUM. These increases were partially offset by decreases of (i) $2.2 million related to the co-management of the Mount Kellett Funds and (ii) $0.5 million from the Worden Funds and Value Recovery Funds for the three months ended March 31, 2017, as compared to the prior period.

Incentive income, which is determined on a fund-by-fund basis, was $31.9 million for the three months ended March 31, 2017, a net increase of $24.7 million, compared to $7.2 million for the three months ended March 31, 2016. The increase in incentive income was primarily attributable to increases of (i) $23.3 million in incentive income from the Drawbridge Special Opportunities Funds and (ii) $1.5 million in incentive income generated from other investments. The increase of $23.3 million in incentive income from the Drawbridge Special Opportunities Funds was attributable primarily to increases of (i) $19.9 million in incentive income as a result of higher returns for the three months ended March 31, 2017, as compared to the prior period and (ii) $3.4 million in RCA distributions.

Expenses

Expenses were $43.1 million for the three months ended March 31, 2017, a net increase of $12.9 million, compared to $30.2 million for the three months ended March 31, 2016. The increase in expenses was attributable to increases of (i) $9.4 million in profit sharing expense and $1.9 million in accruals for Principal Performance Payments related to the increase in incentive income as described above and (ii) $1.7 million in compensation and benefits expense for the three months ended March 31, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.7 million for the three months ended March 31, 2017, an increase of $1.6 million, compared to $0.1 million for the three months ended March 31, 2016. The increase in net investment income was primarily related to (i) a $1.2 million increase in earnings from our investments in our credit hedge funds and (ii) a $0.3 million increase in net investment income generated from other investments for the three months ended March 31, 2017, as compared to the prior period.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment Revenues
Management Fees	$29,795	$30,842	$(1,047)
Incentive Income	54,934	52,793	2,141
Segment revenues — total	$84,729	$83,635	$1,094
Pre-tax distributable earnings	$27,498	$28,112	$(614)

Three months ended March 31

Pre-tax distributable earnings decreased by $0.6 million primarily due to:

Revenues

Management fees were $29.8 million for the three months ended March 31, 2017, a net decrease of $1.0 million, compared to $30.8 million for the three months ended March 31, 2016. The decrease in management fees was attributable to decreases of (i) $3.2 million primarily related to Credit Opportunities Fund I, II and III and related managed accounts and Japan Opportunity Funds I and II as a result of a decrease in their average AUM primarily due to net capital distributed during 2017 and 2016, (ii) $0.3 million related to Real Estate Opportunities Funds I and II and Real Estate Opportunities REOC Fund. These decreases were partially offset by increases of (i) $2.0 million related to Credit Opportunities Funds IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2017 and 2016 and (ii) $0.5 million related to Global Opportunities Fund II.

Incentive income was $54.9 million for the three months ended March 31, 2017, a net increase of $2.1 million compared to $52.8 million for the three months ended March 31, 2016. The increase in incentive income is primarily attributed to (i) a net increase of $28.1 million in incentive income received from Japan Opportunity Funds I, II and III, (ii) a $4.5 million net increase in incentive income received from Credit Opportunities Fund III and related managed accounts and (iii) a $0.8 million increase in incentive income received from the Real Estate Opportunities Funds I. These increases were partially offset by a net decrease of $31.2 million in incentive income received from Credit Opportunities Funds I and II and related managed accounts.

Expenses

Expenses were $60.7 million for the three months ended March 31, 2017, a net increase of $2.0 million, compared to $58.7 million for the three months ended March 31, 2016. The increase in expenses was primarily attributable to increases of $1.5 million and $1.3 million in accruals for Principal Performance Payments and profit sharing compensation expense, respectively, related to the increase in incentive income as described above. These increases were partially offset by a $0.8 million decrease in compensation and benefits expenses for the three months ended March 31, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $3.5 million for the three months ended March 31, 2017, a net increase of $0.3 million, compared to $3.2 million for the three months ended March 31, 2016. The increase in net investment income was primarily attributable to a $0.3 million increase in distribution of earnings related to realization events in our credit PE funds.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment revenues
Management Fees	$317	$6,636	$(6,319)
Incentive Income	—	1,471	(1,471)
Segment revenues — total	$317	$8,107	$(7,790)
Pre-tax distributable earnings (loss)	$8,003	$1,446	$6,557

Three months ended March 31

Pre-tax distributable earnings increased by $6.6 million primarily due to:

Revenues

Management fees were $0.3 million for the three months ended March 31, 2017, a net decrease of $6.3 million, compared to $6.6 million for the three months ended March 31, 2016. The decrease in management fees was primarily attributable to decreases of (i) $4.6 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (ii) $0.7 million from Fortress Partners Funds as a result of a decrease in average AUM, (iii) $0.5 million related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and (iv) $0.5 million related to Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016.

There was no incentive income for the three months ended March 31, 2017, compared to $1.5 million for the three months ended March 31, 2016.

Expenses

Expenses were $2.4 million for the three months ended March 31, 2017, a decrease of $7.3 million, compared to $9.7 million for the three months ended March 31, 2016. The decrease in expenses was primarily attributable to decreases of (i) $3.8 million in compensation and benefits expense, (ii) $3.0 million in general and administrative and corporate allocable expenses and (iii) $0.5 million in profit sharing compensation expense for the three months ended March 31, 2017, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $1.1 million for the three months ended March 31, 2017, an increase of $0.2 million, compared to $0.9 million for the three months ended March 31, 2016. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the three months ended March 31, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $9.0 million for the three months ended March 31, 2017, a net increase of $6.8 million, compared to $2.2 million for the three months ended March 31, 2016. The increase in net investment income was primarily attributable to (i) a $9.7 million increase in distribution of earnings related to realization events in special investments in our liquid hedge funds and (ii) a $0.8 million decrease in impairment charges with respect to our special investments in our liquid hedge funds for the three months ended March 31, 2017, as compared to the prior period. These increases were partially offset by (i) a $2.2 million decrease in earnings from our investments in our liquid hedge funds and (ii) a $1.5 million decrease in gains primarily related to a $1.7 million gain recognized from the sale of certain software and technology-related assets during the the three months ended March 31, 2016.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Segment Revenues
Management Fees	$14,596	$13,588	$1,008
Incentive Income	354	—	354
Segment revenues — total	$14,950	$13,588	$1,362
Pre-tax distributable earnings (loss)	$1,298	$775	$523

Three months ended March 31

Pre-tax distributable earnings increased by $0.5 million primarily due to:

Revenues

Management fees were $14.6 million for the three months ended March 31, 2017, a net increase of $1.0 million, compared to $13.6 million for the three months ended March 31, 2016. The increase in management fees is primarily attributed to a net increase in average AUM by Logan Circle for the three months ended March 31, 2017, as compared to the prior period.

Incentive income was $0.4 million for the three months ended March 31, 2017, a net increase of $0.4 million, compared to none for the three months ended March 31, 2016. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the three months ended March 31, 2017 for a certain fund and new managed accounts, as compared to the prior period.

Expenses

Expenses were $13.8 million for the three months ended March 31, 2017, an increase of $0.9 million, compared to $12.9 million for the three months ended March 31, 2016. The increase in expenses primarily attributable to increases of (i) $0.7 million in general and administrative and corporate allocable expenses and (ii) $0.2 million in compensation and benefits expense for the three months ended March 31, 2017, as compared to the prior period.

Unallocated

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$
Pre-tax distributable loss	$(22,295)	$(3,734)	$(18,561)

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the three months ended March 31, 2017, interest expense, foreign currency transactions and interest income.

Three months ended March 31

Pre-tax distributable loss increased by $18.6 million primarily due to an increase of $20.6 million in expenses incurred by Fortress related to our proposed acquisition by SoftBank for the three months ended March 31, 2017. This increase was partially offset by (i) a $1.1 million decrease in interest expense primarily related to the promissory note to a former principal to purchase his Fortress Operating Group units and corresponding Class B shares and (ii) a $0.9 million decrease in foreign currency transaction losses for the three months ended March 31, 2017, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2017:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$4,586	$—	4,586	$ N/A
Fund IV and Fund IV Coinvestment	70,104	21,719	48,385	N/A
Fund V and Fund V Coinvestment	141,208	4	141,204	N/A
Long Dated Value Funds	10,769	273	10,496	N/A
Real Assets Fund	775	—	775	N/A
Credit Opportunities Funds	112,899	56,930	55,969	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	33,146	16,726	16,427	(7)
Real Estate Opportunities Funds	13,992	9,895	4,097	N/A
Secured Lending Fund I	45	45	N/A	N/A
MSR Opportunities Funds	2,200	1,655	545	N/A
Italian NPL Opportunities Fund	4,921	3,239	1,682	N/A
Other Funds (combined)
Private investment #1	239,964	207,348	32,616	N/A
Private investment #2	39,502	553	38,949	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,275	78	2,197	N/A
Drive Shack (NYSE: DS)	717	60	657	N/A
New Residential (NYSE: NRZ)	8,805	413	8,392	N/A
New Media (NYSE: NEWM)	1,064	54	1,010	N/A
New Senior (NYSE: SNR)	1,763	229	1,534	N/A
FTAI (NYSE: FTAI) (D)	6,031	6,283	N/A	(252)
Other
Hedge fund sidepocket investments	7,796	4,841	3,099	(144)
Direct investments - Other	57,996	23,265	34,770	(39)
Total	$760,558	$353,610	$407,390	$(442)

(A)	Represents the net asset value ("NAV") of Fortress's investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress's cost basis in each investment for segment reporting purposes, which is net of any prior impairments recorded for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $5.1 million as of March 31, 2017.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2017, amounts due from our funds included $45.8 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent 7% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. As of March 31, 2017, we also had past due amounts of $12.2 million in management fees and $6.7 million in private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $334.7 million as of March 31, 2017, our available draws under our credit facility of $168.1 million as of March 31, 2017, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of March 31, 2017, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under "— Contractual Obligations" section herein.

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

Our outstanding capital commitments as of March 31, 2017 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66

Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund	6,447

Credit PE Funds
Credit Opportunities Fund	4,379
Credit Opportunities Fund II	1,936
Credit Opportunities Fund III	3,818
FCO Managed Accounts	11,705
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	59
Real Assets Fund	11,068
Japan Opportunity Fund	4,692
Japan Opportunity Fund II	18,338
Global Opportunities Fund	706
Real Estate Opportunities Fund	618
Real Estate Opportunities REOC Fund	58
CFT Co-invest Fund	218

Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts	30,424
Credit Opportunities Fund IV	4,068
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund II	8,260
Japan Opportunity Fund III	6,802
Global Opportunities Fund II	2,920
Secured Lending Fund I	455
FJOF3 Residential Coinvestment Fund	7,926

Other	570
Total	$151,111

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of March 31, 2017 are as follows:

April 1, 2017 to December 31, 2017	$13,978
2018	26,380
2019	26,221
2020	25,845
2021	24,860
2022	23,142
Thereafter	228,324
Total	$368,750

Debt Obligations

As of March 31, 2017, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

The following table presents summarized information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	March 31, 2017
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 1.75% (C)	Jan 2021	$168,091
Promissory note (D)	77,838	77,838	5.00%	Nov 2017	N/A
Total	$182,838	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of March 31, 2017.

(C)	Subject to unused commitment fees of 0.25% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

In connection with our proposed Merger, Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $802.3 million to FIG Corp., pursuant to a demand note, as amended. As of March 31, 2017, the outstanding balance was approximately $592.9 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of March 31, 2017:

	March 31, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$44,643	(A)
Consolidated Leverage Ratio	≤	2.50	0.48	(B)
Consolidated Interest Coverage Ratio	≥	4.00	40.00	(B)

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

March 31, 2017
(in millions)
Outstanding debt	$182.8
Plus: Outstanding letters of credit	1.9
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$184.7

Twelve Months Ended
March 31, 2017
(in millions)
Fortress Investment Group LLC net income	$189.8
Depreciation and amortization, interest expense and income taxes	56.3
Extraordinary or non-recurring gains and losses	20.3
Incentive Income Adjustment	110.0
Other Income Adjustment	(45.5)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	46.4
Non-controlling interest and tax receivable agreement adjustments	4.7
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	(0.1)
Consolidated EBITDA	$381.9
Interest charges	$9.5

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On May 5, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the first quarter of 2017. This dividend is payable on May 26, 2017 to holders of record of Class A shares on May 22, 2017. Fortress will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect, pursuant to the terms thereof.

On February 27, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the fourth quarter of 2016. The dividend was paid on March 21, 2017 to holders of record of Class A shares on March 15, 2017. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.5 million.

During the three months ended March 31, 2017, Fortress Operating Group declared distributions of $19.7 million to the principals.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(103.9) million and $(135.9) million during the three months ended March 31, 2017 and 2016, respectively.

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

The increase in net cash from operating activities in 2017 was primarily due to an increase in cash received for incentive income of $115.3 million (the first quarter of 2016 includes the repayment of our clawback obligation to Fund III related to prior incentive income distributions received), a $26.9 million increase in distributions of earnings from equity method investees, and a decrease in cash paid for taxes and interest of $7.3 million and $1.0 million, respectively. The increase in net cash provided by operating activities was partially offset by a $68.0 million increase in amounts paid for compensation and benefits, a $14.6 million increase in cash paid for general and administrative expenses, a $20.6 million decrease of management fees received from the funds we manage or co-manage, a decrease of $5.3 million provided by the investment funds we consolidate and a $8.2 million decrease in cash collected, net of cash distributed, from affiliates.

Investing Activities

Our net cash flow provided by (used in) investing activities was $100.6 million and $95.4 million during the three months ended March 31, 2017 and 2016, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(8.9) million and $(6.5) million during the three months ended March 31, 2017 and 2016, respectively, (ii) distributions of capital from equity method investees (which includes distributions of incentive income that were reinvested in our credit and liquid hedge funds) of $113.2 million and $106.8 million during three months ended March 31, 2017 and 2016, respectively, and (iii) purchases of fixed assets of $(3.7) million and $(4.9) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(59.1) million and $(73.7) million during the three months ended March 31, 2017 and 2016, respectively. Our financing activities primarily included (i) distributions made to principals and a former senior employee, including those classified within "principals' and others' interests in consolidated subsidiaries," of $(15.2) million and $(19.3) million during three months ended March 31, 2017 and 2016, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(15.8) million and $(22.6) million during three months ended March 31, 2017 and 2016, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.8 million during three months ended March 31, 2017 and less than $0.1 million during the three months ended March 31, 2016, (iv) dividend and dividend equivalent payments of $(20.5) million and $(18.0) million during three months ended March 31, 2017 and 2016, respectively, (v) our borrowing of $175.0 million and debt repayment of $(145.0) million in connection with the 2016 Credit Agreement, in addition to $3.3 million of payments for deferred financing costs during the three months ended March 31, 2016, (vi) payments related to the purchase agreement with Nomura of $(8.4) million and $(10.6) million during three months ended March 31, 2017 and 2016, respectively, (vii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the three months ended March 31, 2016, (viii) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $6.5 million during three months ended March 31, 2016.

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

A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. Fortress shall be deemed to have a controlling financial interest in a VIE if it and its related parties under common control as a group, where applicable, have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to Fortress are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm's length. This analysis requires judgment. The primary beneficiary evaluation is generally performed qualitatively. However, quantitative information may also be considered in the analysis, as appropriate. Changes in the economic interests (either by Fortress, affiliates of Fortress or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated continuously.

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

As of March 31, 2017, the investment vehicles in which Fortress held a variable interest were comprised of 55 VIEs and 87 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, "Financial Statements — Investments and Fair Value."

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

Sensitivity

Changes in the fair value of our funds' investments would impact our results of operations as described in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2017. As of March 31, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Total Fund Holdings
Basis for Determining Fair Value
1. Quoted market prices	0%	1%	4%	0%	2%
2. Other observable market parameters	28%	5%	6%	0%	12%
3. Significant unobservable market parameters (A)	72%	94%	90%	100%	86%
Total	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds' level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately 95% and 36% of our credit hedge funds' and credit PE funds', respectively, level 3 valuations were based on such sources. Approximately 4% of the investments included in level 3 for the credit hedge funds are valued using NAV as a practical expedient.

(B)
The level 3 investments in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Fortress Partners Funds and Drawbridge Global Macro Funds. Liquid hedge funds excludes the Affiliated Manager.

As of March 31, 2017, $7.2 billion of investments in our private equity funds, $9.9 billion of investments in our credit hedge funds, $10.7 billion of investments in our credit PE funds and $0.1 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2017, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$1.5 million or ($1.5 million) (A)	$17.3 million or ($17.3 million)	$0.2 million or ($1.5 million) (A)	less than $0.1 million or less than ($0.1 million)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$36.5 million or ($36.5 million)	$6.8 million or ($6.8 million)	$14.7 million or ($14.7 million)	$0.2 million or ($0.2 million)

The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2017, $1.8 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2017 is the current reset date.

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

2013	$90.7
2014	$150.9
2015	$124.7
2016: Estimated	$150.3
2017: Estimated	$208.3
2018 - 2025: Average Required	$68.6

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

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, "Financial Statements — Equity-Based and Other Compensation." As a result of the adoption of the ASU 2016-09 effective January 1, 2017, Fortress accounts for forfeitures as they occur, rather than estimating expected forfeitures. Previously, the aggregate fair value of each of the RSU grants that are subject to service conditions was reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting).

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

Each of these elements, particularly dividend growth rate used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed dividend growth rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees).

Recent Accounting Pronouncements

Effective January 1, 2017, Fortress adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 permits a policy election to account for forfeitures as they occur or to continue to estimate the number of awards expected to be forfeited over the requisite service period. Upon adoption of ASU 2016-09, Fortress elected to change its accounting policy to account for forfeitures as they occur, rather than estimating expected forfeitures (see Note 7). The change was applied on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017 to (i) decrease total equity by $1.1 million included as a cumulative-effect adjustment from adoption of ASU 2016-09 in Fortress's condensed consolidated statement of changes in equity and (ii) increase total equity by $1.1 million included as a capital increase related to equity-based compensation (net of tax) in Fortress's condensed consolidated statement of changes in equity, resulting in no net impact on total equity. No prior periods were adjusted.

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the three months ended March 31, 2017, Fortress recorded $0.5 million of net tax shortfall from delivery of RSUs as income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.

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

See Note 9 to Part I, Item 1 "Financial Statements" for a discussion of our commitments and contingencies.

Contractual Obligations

As of March 31, 2017, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds.

Our total future contractual obligations increased from $983.0 million as of December 31, 2016 to $990.1 million as of March 31, 2017.

Our total operating lease agreement obligations increased from $362.2 million as of December 31, 2016 to $368.8 million as of March 31, 2017.

Our debt obligations payable decreased from $198.8 million as of December 31, 2016 to $198.0 million as of March 31, 2017, including estimates for interest payments and unused commitment fees.

We refer to the amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as intrinsic clawback. There was no intrinsic clawback as of March 31, 2017 and December 31, 2016.

Our estimated liability under the tax receivable agreement was $244.3 million as of March 31, 2017 and December 31, 2016.

Our outstanding capital commitments, including our commitments to our funds, have increased from $143.0 million as of December 31, 2016 to $151.1 million as of March 31, 2017.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the "bottom up" and from the "top down" with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of March 31, 2017 (in thousands):

Assets:
Investments	$821,894
Investments in options	87,963

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's risks from a management fee and incentive income perspective (which mirror the funds' investments) and its risks from an investment perspective are not proportional.

Fortress Funds' Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our condensed consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund's life cycle. As of March 31, 2017, approximately 29% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

Changes in values of investments could also indirectly affect future management fees by, among other things, reducing the funds' access to capital or liquidity and their ability to currently pay management fees.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2017 would increase or decrease undistributed incentive income by $295.6 million or $(271.0) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on March 31, 2017 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a "high water mark" (minimum future return to recover the loss to the investors) for our funds' performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds' Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than our publicly traded permanent capital vehicles and consolidated VIEs, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2017 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$4.7	$ N/A		$50.3	$4.7	$ N/A		$ N/A
Permanent capital vehicles (E)	0.7	N/A		N/A	0.7	—		N/A
Credit
Hedge Funds	13.1	N/A		5.0	13.1	93.4		4.8
PE Funds	0.6	N/A		17.5	0.6	N/A		N/A
Liquid Hedge Funds	0.1	N/A		0.3	0.1	N/A		N/A
Total	$19.2	$ N/A		$73.1	$19.2	$93.4		$4.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$(4.7)	$ N/A		$(50.3)	$(4.7)	$ N/A		$ N/A
Permanent capital vehicles (E)	(0.7)	N/A		N/A	(0.7)	—		N/A
Credit
Hedge Funds	(13.1)	N/A		(5.0)	(13.1)	(26.9)		(4.8)
PE Funds	(1.9)	N/A		(17.5)	(1.9)	N/A		N/A
Liquid Hedge Funds	(0.1)	N/A		(0.3)	(0.1)	N/A		N/A
Total	$(20.5)	N/A		$(73.1)	$(20.5)	$(26.9)		$(4.8)

(A)	See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis" for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $2.5 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of March 31, 2017, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	39%
Financial Services and Assets	36%
Senior Living	11%
Real Estate	9%
Other	5%
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

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $37.8 million or $(31.9) million, respectively, and compensation and benefits expense would increase by $4.0 million or decrease by $(3.3) million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2017, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates (LIBOR) were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of March 31, 2017, we had $55.1 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $5.0 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S, dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $6.1 million.

As of March 31, 2017, we have $98.4 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $8.9 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $10.9 million.

As of March 31, 2017, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized gain position of $1.2 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would increase by $17.6 million (resulting in a net unrealized gain position of $18.8 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would decrease by $21.6 million (resulting in a net unrealized loss position of $20.4 million).

In addition, we held $25.2 million of foreign-denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of March 31, 2017.

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

Further, in connection with entering into the Merger Agreement, on February 14, 2017, the principals, the Company and certain other parties entered into the Founders Agreement. In the Founders Agreement, each of the principals agreed to place 50% of the after tax proceeds from the sale by them and certain of their affiliated entities of FOGUs into escrow at the closing of the transactions contemplated by the Founders Agreement (such amount, the "Escrowed Amount"). Eighty percent (80%) of the Escrowed Amount will be released to the applicable seller of FOGUs upon the fourth anniversary of such closing, and the remaining Escrowed Amount will be released to the applicable seller of FOGUs upon the fifth anniversary of such closing. If, prior to the applicable release date, (i) a principal's employment is terminated by the Company for any reason, (ii) a principal resigns for "good reason" (as defined in the Founders Agreement) or (iii) a principal's employment is terminated due to death or disability (each, an "Early Release Event"), the Escrowed Amount with respect to such principal and his affiliated entities will be released to the applicable principal and his affiliated entities. If, prior to the applicable release date, the applicable principal's employment is terminated by the principal for any reason other than due to a resignation with "good reason" or the principal's death or disability, the Escrowed Amount will be forfeited to Parent. In addition, in the Founders Agreement, the Company agreed that it will not, nor shall it cause or permit any of its subsidiaries to, terminate the employment of any principal due to his Disability (as defined in such principal's employment agreement) from and after the date of the Founders Agreement through the closing of the transactions contemplated by the Founders Agreement. Notwithstanding anything to the contrary, in the event that, at the closing of the transactions contemplated by the Founders Agreement, a principal is no longer employed by the Company and its subsidiaries for any reason (other than due to such principal's death), then the Escrowed Amount, in each case, with respect to such principal and his affiliated entities, shall be paid to the Parent at such closing.
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

In January 2015, the Fortress Asia Macro Funds transitioned into an autonomous business, named Graticule, with Fortress as a non-controlling shareholder. Adam Levinson, Chief Investment Officer of Graticule, continues to invest for Graticule. The loss of Mr. Levinson or his departure from Graticule could result in substantial withdrawal requests from investors in funds managed by Graticule. Substantial withdrawals would have a material adverse effect on Graticule and could possibly lead to the liquidation of the funds and a corresponding elimination of our earnings from those funds.

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

The U.S. government's increased focus on the regulation of the financial services industry may adversely affect our business.

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. Although the new administration has indicated a desire to repeal, revise or replace Dodd-Frank, it is uncertain when and in what manner such legislation may be repealed or otherwise changed. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are expected to increase the overall costs of trading and maintaining those instruments. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under Dodd-Frank are expected to attempt to pass through those costs to customers like us. Likewise, new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel ("FSOC"), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as "systemically important" by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. Subsequent to quarter-end, President Trump signed a Presidential Memorandum directing the Secretary of the Treasury to conduct a thorough review of the process by which the FSOC determines and designates institutions as “systemically important” and directing the Secretary of the Treasury to not vote on any non-emergency proposed determinations pending completion of such review. U.S. regulators have at times reviewed the asset management industry generally with respect to these matters and any regulation of us or the markets in which we operate arising as a result could negatively impact our business.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). We are subject to regulation under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "Investment Company Act"), and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We and certain of our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations and to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, OneMain Holdings, Inc. ("OneMain") is in the consumer finance industry and Nationstar Mortgage Holdings Inc. ("Nationstar") is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. In particular, mortgage servicers continue to face meaningful regulatory oversight from an array of state and federal authorities (including the Consumer Financial Protection Bureau and various state attorneys general), which has resulted in increased regulatory scrutiny across the industry, including Nationstar. This increased scrutiny may result in Nationstar experiencing increased regulatory costs, and being required to pay fines or change its business practices. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority ("FINRA") and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California has enacted a law that will require California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This new legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Australia, Japan, Hong Kong and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, have come under greater regulatory scrutiny from the SEC as examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses. The SEC has also stated that their asset management unit's priorities for private equity funds and hedge funds include conflicts of interest, valuation, undisclosed fees, trade allocation, insider trading, compliance and controls and cybersecurity. Private equity advisers have recently settled with the SEC for disclosure failures and misallocation of expenses. The affiliated manager business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in significant monetary penalties, severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend any applicable regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy any applicable requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks or liabilities related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business. The U.S. Department of Labor finalized a regulation that makes it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts will be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. Although the regulation was scheduled to take effect on April 10, 2017, President Trump issued a Presidential Memorandum on February 3, 2017 directing the U.S. Department of Labor to prepare an updated economic and legal analysis of the regulation, and following completion of the analysis, to consider whether it is appropriate to rescind or revise the regulation. As a result, the U.S. Department of Labor has extended the rule's applicability date 60 days in order to conduct a careful and thoughtful process required by the Presidential Memorandum. However, if the regulation were to become effective in its current form, it could materially restrict our ability to market interests in our funds to employee benefit plans and individual retirement accounts.

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

In addition, following the results of the Brexit referendum, the British government has begun negotiating the terms of the United Kingdom's withdrawal from the European Union. This process may take several years, during which period perceptions as to the ultimate impact of Brexit may increase short and long term market volatility and currency volatility, depress business activity and economic conditions in the United Kingdom and Europe generally, or act as an impetus for the further disintegration of the European Union. Brexit may also prejudice financial services businesses that are conducting business in Europe and which are based in the United Kingdom, causing disruption to regulatory regimes related to our operations and legal uncertainty regarding achievement of compliance with divergent applicable financial and commercial laws and regulations as between the United Kingdom and the European Union. Such events arising from Brexit may impose additional costs on the operation of our business, negatively impact our ability to market our funds in the United Kingdom or Europe and impair our ability to recruit, retain and motivate employees.

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

With respect to our credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from certain of our credit hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Certain of our credit hedge funds also have "high water marks" whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a credit hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. As of March 31, 2017, the investment performance of certain of our credit hedge funds is down from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the "Management Agreements and Fortress Funds" note to the condensed consolidated financial statements included herein for more information.

In addition, with respect to our private equity funds, permanent capital vehicles and credit PE funds, we will not earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund or the operating results of the publicly traded permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the publicly traded permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income unless and until their respective NAVs or operating results exceed these amounts. In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the "Management Agreements and Fortress Funds" note to the condensed consolidated financial statements included herein for more information.

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which $168.1 million was available to be drawn as of March 31, 2017. The revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks, but we are not required to do so and historically we have not hedged interest rate risks arising under the credit facility. There is no guarantee that any such hedges will be economically effective.

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

Consummation of the Merger is subject to certain customary conditions, including, without limitation, (i) the approval by the holders of a majority of our Class A shares and Class B shares (voting as one class) outstanding on the record date for the Company shareholders' special meeting to approve the Merger; (ii) the receipt of approvals, or the expiration or termination of waiting periods under, certain regulatory laws or from certain regulatory authorities (including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain foreign competition authorities, the Committee on Foreign Investment in the United States, the International Traffic in Arms Regulations, the U.K. Financial Conduct Authority, the Financial Industry Regulatory Authority, the Bank of Italy and the European Central Bank); and (iii) the absence of any order, preliminary or permanent injunction or other order preventing the consummation of the Merger. Each party's obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party's representations and warranties and (b) the other party's compliance with its covenants and agreements contained in the Merger Agreement (in each case, subject to certain qualifications). In addition, the obligations of Parent and Merger Sub to consummate the Merger are subject to (x) the absence of a Material Adverse Effect (as defined in the Merger Agreement), (y) the receipt of consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement) and (z) the continuing effectiveness of the Founders Agreement and TRA Waiver (each as defined in the Merger Agreement).

While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. A number of the conditions are not within our or Parent's control. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, if any unfavorable terms, conditions or restrictions are imposed in obtaining a waiver to such conditions, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations and, to the extent that the current price of our Class A shares reflects an assumption that the Merger will be completed, the price per share for our Class A shares.

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

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Parent's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. Our principals, executive officers and other senior personnel may be required to devote attention to the Merger. Further, our principals, executive officers and other senior personnel have interests in the Merger that are different from, or in addition to, the interests of Class A shareholders generally. These interests may cause the principals, executive officers and senior personnel to view the Merger differently and more favorably than Class A shareholders may view it.

Our employees, investors and counterparties may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some investors, counterparties and other parties with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. For example, under the terms of the Merger Agreement, we will seek to obtain the consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement). As part of that process, clients could request an amendment, modification, waiver or accommodation to the terms (financial or otherwise) of existing arrangements, which if accepted would be adverse to the Company. Although the Company has no intent to accommodate such requests (if any), nor any obligation to do so under the Merger Agreement, nonetheless the failure to obtain consents sufficient to meet the relevant conditions in the Merger Agreement may result in the Merger not be completed. Current and prospective employees, including senior investment professionals, may also experience uncertainty about their future roles with the Company following completion of the Merger, which may materially adversely affect the Company's ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact the Company's business, financial condition and results of operations, as well as the market price of the Company's Class A shares, regardless of whether the Merger is completed.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2017, amounts due from our funds included $45.8 million of past due management fees and $11.0 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. As of March 31, 2017, we also had past due amounts of $12.2 million of management fees and $6.7 million of private equity general and administrative expenses due from another Fortress Fund which Fortress has fully reserved. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our publicly traded permanent capital vehicles may result in a decrease in the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $7.3 million during the three months ended March 31, 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such "clawback" obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of March 31, 2017, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Recently, markets were affected at different times by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy, rapidly falling oil price, Brexit and the U.S. general election. Each of our businesses could be affected in different ways during market downturns. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our publicly traded permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and the affiliated manager business may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See "Market Considerations."

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Opportunities Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds, LDVF Patent Fund and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, OneMain, Florida East Coast Railway, Florida East Coast Industries and Holiday Retirement has the potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and/or credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the potential consequences to us of poor fund performance, see "Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds."

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

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $7.3 million during the three months ended March 31, 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016.These events reduced our AUM and therefore our management fees and may impact our reputation. See "—Assets Under Management —Redemptions."

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

Our private equity and credit funds, permanent capital vehicles and hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems and/or securities that are illiquid, distressed, tied to real estate or have other high-risk features. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. It may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund's or vehicle's exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds and permanent capital vehicles from time to time make significant investments in mortgage-backed securities and other investments that are directly or indirectly related to the value of real estate in various locations globally, particularly in the United States. As a result, the results of a number of our funds and permanent capital vehicles have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund or vehicle and potentially on our operating results.

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

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, our funds trading such assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing "daily price fluctuation limits" or "daily limits," the existence of which may reduce liquidity or effectively curtail trading in particular markets. Dodd-Frank also gives rise to a substantial set of new rules focused on the use of derivatives, which will continue to require modification of business practices to comply with new regulations, increase costs of operating in the financial markets and impose restrictions on activities in these markets. For additional information on the potential impacts of Dodd-Frank regulations see "The U.S. government's increased focus on the regulation of the financial services industry may adversely affect our business."

We have been engaged as the investment manager or co-manager of third-party investment funds and managed accounts, and we may be engaged as the investment manager or co-manager of other third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts.  For example, in 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P.  , and in 2016 we became the investment manager of certain funds previously managed by J.P. Morgan Private Equity Limited. Investment managers may also seek to partner with us to co-manage their funds. In 2015, we became co-manager of the Mount Kellett investment funds and related managed accounts.

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

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, depending on the applicable regulations in the jurisdiction of the prime broker or custodian, the funds might not be able to recover equivalent assets in full as they may rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited. In addition, credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This "systemic risk" may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the funds interact on a daily basis. The default of any prime broker or custodian may have a material adverse effect on our funds, which may have a negative impact on the amount of fees that we earn from such funds or our results of operations.

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

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into the tax receivables agreement waiver with certain other subsidiaries of the Company and the principals, effective as of the closing, pursuant to which, among other things, the principals waived their rights to receive any payments under the tax receivable agreement arising out of the transaction contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. Under the tax receivables agreement waiver, the principals will also agree to amend certain key tax assumptions that affect the timing and amount of future payments to be received by the principals with respect to transactions that occur prior to the closing of the Founders Agreement ("Pre-Transaction Exchanges"). Subject to those amendments, future payments under the tax receivable agreement attributable to Pre-Transaction Exchanges will generally continue to be contingent on FIG Corp. having sufficient future operating income to utilize the applicable tax benefits. In addition, under the tax receivables agreement waiver, the aggregate amount of a principal's future payments under the tax receivable agreement will be capped at such principal's pro rata share of the liability for such payments recorded on our audited consolidated financial statements for the year ending December 31, 2016 (see Notes 5 and 6 to our condensed consolidated financial statements included herein). The waivers and amendment provided for the tax receivables agreement waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	failure of the proposed Merger to close in accordance with the terms of the Merger Agreement;

•	variations in our quarterly operating results or dividends, or a reversal of our recent history of paying quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the Company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals, and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2022;

•	closure of funds, including the Fortress Macro Funds and related managed accounts;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	a breach of our computer systems, software or networks, or misappropriation of our proprietary information;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2017, we had 405,729,788 outstanding Class A shares on a fully diluted basis, including 106,571,077 resulting from vested equity compensation granted pursuant to our equity incentive plan, 18,514,083 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,382,236 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of March 31, 2017, we had 55,564,908 Class A shares which remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2017, the number of shares reserved for issuance pursuant to this calculation increased by 688,616. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of March 31, 2017, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 4,268,325 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions (including restrictions in the Voting and Support Agreement and the Founder's Agreement) and Securities Act limitations.

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

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined, as of that date, that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied related to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a "publicly traded partnership" (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes "qualifying income" within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act. We refer to this exception as the "qualifying income exception."

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

We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income, or UBTI, from "debt-financed" property and, thus, an investment in Class A shares will give rise to UBTI to certain tax-exempt holders. For example, FIG Asset Co. LLC will invest in or hold interests in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, that will incur indebtedness. FIG Asset Co. LLC may borrow funds from FIG Corp. or third parties from time to time to make investments. These investments will give rise to UBTI from "debt-financed" property. However, we expect to manage our activities to avoid a determination that we are engaged in a trade or business, thereby limiting the amount of UBTI that is realized by tax-exempt holders of our Class A shares.

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

Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by, among other things, changing the characterization of income from "carried interests" and preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

President Trump has repeatedly identified significant tax reform as a top legislative priority, and based on statements made by President Trump during his electoral campaign and more recently, such reform could include treating carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. There remains a substantial lack of clarity around the likelihood, timing and details of any potential tax reform and the impact of such tax reform on us or an investment in our shares. Any changes to the tax laws as part of such tax reform or otherwise, with or without retroactive application, could materially and adversely affect our investors or us.

In addition, prior legislative proposals have contained changes that, if enacted, could adversely affect us or our investors. These prior proposals have proposed, among other changes treating some or all of the income recognized from "carried interests" as ordinary income, increasing the ordinary income portion of any gain realized from the sale or other disposition of a Class A Share, and limiting the definition of qualifying income under the publicly traded partnership rules in a manner that would preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes, thereby resulting in us being subject to taxation as a U.S. corporation, which would have a material adverse effect on our net income. It is not possible to predict whether this or similar legislation will be enacted in the future.

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

Item 5. Other Information

None.

Item 6. Exhibits

(a)    and (c) Financial statements and schedules:
See Part I, Item 1, "Financial Statements"

(b)    Exhibits filed with this Quarterly Report on Form 10-Q:

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

May 8, 2017

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 8, 2017

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 8, 2017