Form 10-Q
period 2017-06-30
Fortress Investment Group LLC
filed 2017-08-03
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Class A Shares: 219,367,912 outstanding as of July 28, 2017.
Class B Shares: 169,207,335 outstanding as of July 28, 2017.

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

(ii)	the contributed capital or book equity (as defined) of our publicly traded permanent capital vehicles,

(iii)	the NAV of our hedge funds, including the Value Recovery Funds which pay fees based on realizations,

(iv)	the NAV or fair value of our managed accounts, to the extent management fees are charged, and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$341,712	$397,125
Due from affiliates	231,611	320,633
Investments	849,660	880,001
Investments in options	65,494	53,206
Deferred tax asset, net	417,652	424,244
Other assets	134,983	126,165
Total Assets	$2,041,112	$2,201,374

Liabilities and Equity
Accrued compensation and benefits	$219,186	$370,413
Due to affiliates	335,662	360,769
Deferred incentive income	380,560	330,354
Debt obligations payable	182,838	182,838
Other liabilities	90,296	69,255
Total Liabilities	1,208,542	1,313,629

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized,
219,367,912 and 216,891,601 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,207,335
shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	1,871,400	1,899,163
Retained earnings (accumulated deficit)	(1,323,171)	(1,333,828)
Accumulated other comprehensive income (loss)	(2,366)	(1,094)
Total Fortress shareholders' equity	545,863	564,241
Principals' and others' interests in equity of consolidated subsidiaries	286,707	323,504
Total Equity	832,570	887,745
Total Liabilities and Equity	$2,041,112	$2,201,374

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management fees: affiliates	$119,710	$126,388	$245,879	$253,778
Management fees: non-affiliates	14,474	14,192	28,697	27,611
Incentive income: affiliates	55,412	22,160	85,785	53,938
Incentive income: non-affiliates	781	9,411	1,191	9,862
Expense reimbursements: affiliates	54,493	56,148	112,787	111,439
Expense reimbursements: non-affiliates	292	1,649	911	2,806
Other revenues (affiliate portion disclosed in Note 6)	1,827	2,758	3,967	4,889
Total Revenues	246,989	232,706	479,217	464,323

Expenses
Compensation and benefits	163,400	191,279	345,392	355,484
General, administrative and other	39,580	38,770	92,525	71,896
Depreciation and amortization	4,420	5,821	8,875	12,087
Interest expense	2,226	2,982	4,205	6,019
Total Expenses	209,626	238,852	450,997	445,486

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(18,373)	(7,266)	2,066	(23,939)
Tax receivable agreement liability adjustment	—	—	—	(2,699)
Earnings (losses) from equity method investees	26,512	(9,107)	6,644	(29,887)
Total Other Income (Loss)	8,139	(16,373)	8,710	(56,525)

Income (Loss) Before Income Taxes	45,502	(22,519)	36,930	(37,688)
Income tax benefit (expense)	(13,693)	(4,072)	(11,955)	(4,855)
Net Income (Loss)	$31,809	$(26,591)	$24,975	$(42,543)
Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$17,301	$(12,146)	$13,716	$(19,572)
Net Income (Loss) Attributable to Class A Shareholders	14,508	(14,445)	11,259	(22,971)
	$31,809	$(26,591)	$24,975	$(42,543)
Dividends declared per Class A share	$0.09	$0.20	$0.18	$0.28

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.06	$(0.07)	$0.05	$(0.11)
Net income (loss) per Class A share, diluted	$0.06	$(0.07)	$0.05	$(0.11)
Weighted average number of Class A shares outstanding, basic	220,259,863	216,733,660	220,377,475	218,790,533
Weighted average number of Class A shares outstanding, diluted	394,838,000	216,733,660	394,226,039	218,790,533

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income (loss) (net of tax)
Net income (loss)	$31,809	$(26,591)	$24,975	$(42,543)
Foreign currency translation income (loss)	305	(3,209)	(2,963)	(3,312)
Comprehensive income (loss) from equity method investees	19	(37)	18	(167)
Total comprehensive income (loss)	$32,133	$(29,837)	$22,030	$(46,022)
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals' and others' interests	$17,462	$(13,983)	$12,030	$(21,553)
Comprehensive income (loss) attributable to Class A shareholders	14,671	(15,854)	10,000	(24,469)
	$32,133	$(29,837)	$22,030	$(46,022)

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders' Equity	Principals' and Others' Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	216,891,601	169,207,335	$1,899,163	$(1,333,828)	$(1,094)	$564,241	$323,504	$887,745
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 1)	—	—	—	(602)	—	(602)	(468)	(1,070)
Contributions from principals' and others' interests in equity	—	—	6,735	—	—	6,735	21,451	28,186
Distributions to principals' and others' interests in equity (net of tax)	—	—	—	—	—	—	(68,886)	(68,886)
Class A dividends declared	—	—	(39,242)	—	—	(39,242)	—	(39,242)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(1,016)	—	—	(1,016)	(786)	(1,802)
Net deferred tax effects resulting from changes in ownership of Fortress Operating Group units	—	—	1,934	—	—	1,934	—	1,934
Director restricted share grant	47,325	—	129	—	—	129	101	230
Capital increase related to equity-based compensation (net of tax)	2,428,986	—	1,936	—	—	1,936	1,509	3,445
Dilution impact of equity transactions (Note 6)	—	—	1,761	—	(13)	1,748	(1,748)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	11,259	—	11,259	13,716	24,975
Foreign currency translation income (loss)	—	—	—	—	(1,269)	(1,269)	(1,694)	(2,963)
Comprehensive income (loss) from equity method investees	—	—	—	—	10	10	8	18
Total comprehensive income (loss)						10,000	12,030	22,030
Equity - June 30, 2017	219,367,912	169,207,335	$1,871,400	$(1,323,171)	$(2,366)	$545,863	$286,707	$832,570

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$24,975	$(42,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,875	12,087
Other amortization (included in interest expense)	343	445
(Earnings) losses from equity method investees	(6,644)	29,887
Distributions of earnings from equity method and other investees	35,748	15,316
(Gains) losses	(2,066)	23,939
Deferred incentive income	(24,262)	(44,619)
Deferred tax (benefit) expense	9,015	(2,194)
Options received from affiliates	(8,068)	—
Tax receivable agreement liability adjustment	—	2,699
Equity-based compensation	14,857	14,927
Options in affiliates granted to employees	4,323	3,409
Other	88	612
Cash flows due to changes in
Due from affiliates	(14,975)	47,239
Other assets	(12,959)	(6,288)
Accrued compensation and benefits	(130,888)	(98,142)
Due to affiliates	(31,268)	(20,943)
Deferred incentive income	63,942	63,595
Other liabilities	27,084	12,687
Purchase of investments by consolidated funds	(35,192)	(39,976)
Proceeds from sale of investments by consolidated funds	21,282	44,907
Receivables from brokers and counterparties	(592)	(1,816)
Due to brokers and counterparties	2,948	2,921
Net cash provided by (used in) operating activities	(53,434)	18,149
Cash Flows From Investing Activities
Contributions to equity method investees	(12,888)	(7,090)
Distributions of capital from equity method and other investees	141,174	135,641
Proceeds from sale of direct investments	—	933
Purchase of fixed assets	(8,022)	(10,608)
Net cash provided by (used in) investing activities	120,264	118,876

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities
Repayments of debt obligations	—	(145,000)
Borrowings under debt obligations	—	175,000
Payment of deferred financing costs	—	(3,451)
Repurchase of Class A shares (Note 8)	(8,434)	(34,047)
Payments to settle RSU statutory withholding tax	(9,580)	(6,594)
Dividends and dividend equivalents paid	(41,238)	(62,920)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	3,715	71
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(66,706)	(120,989)
Net cash provided by (used in) financing activities	(122,243)	(197,930)
Net Increase (Decrease) in Cash and Cash Equivalents	(55,413)	(60,905)
Cash and Cash Equivalents, Beginning of Period	397,125	339,842
Cash and Cash Equivalents, End of Period	$341,712	$278,937
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,500	$5,185
Cash paid during the period for income taxes	$14,708	$9,637
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$12,506	$39,385
Investments of incentive receivable amounts into Fortress Funds	$111,128	$58,766
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$3,070
Contribution of interests in a Fortress Fund from certain principals to certain senior employees (Note 7)	$11,963	$—

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. There are no appraisal or dissenters' rights available with respect to the Merger. The Merger Agreement also provides that Fortress's shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. On May 5, 2017 and February 27, 2017, Fortress declared quarterly cash dividends of $0.09 per Class A share for the first quarter of 2017 and the fourth quarter of 2016, respectively, and will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect.

Fortress's board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by Fortress's shareholders (the "Board Recommendation"). At a Special Meeting of Shareholders held on July 12, 2017, the shareholders of Fortress approved the Merger.

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

period specified under the Merger Agreement, Parent had not entered into any investment agreements with any potential equity investors.

In connection with the Logan Circle Sale Agreement (as defined below), on July 7, 2017, Fortress, Parent and Merger Sub entered into Amendment No. 1 to the Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement. Pursuant to the Merger Agreement Amendment, among other things, Parent consented to the entry into the Logan Circle Sale Agreement and consummation of the transactions contemplated thereby.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Proposed Logan Circle Sale

On July 7, 2017, Fortress Asset Management LLC, a Delaware limited liability company (the "LP Seller"), Fortress Asset Management GP LLC, a Delaware limited liability company (the "GP Seller" and, together with the LP Seller, the "Sellers"), Logan Circle, and Logan Circle Partners GP, LLC, a Pennsylvania limited liability company (the "General Partner"), and in a limited capacity, FIG LLC, a Delaware limited liability company, each of which is an indirect subsidiary of Fortress, entered into a Purchase and Sale Agreement (the "Logan Circle Sale Agreement") with MetLife, Inc., a Delaware corporation (the "Parent Buyer"), pursuant to which, among other things, the Parent Buyer will purchase from the Sellers all of the Sellers' interests in Logan Circle and the General Partner (the "Logan Circle Sale"). The aggregate purchase price is approximately $250.0 million, subject to certain customary closing and post-closing adjustments and an allocation of $55.0 million of the purchase price to an employee long-term incentive plan.

The Logan Circle Sale Agreement contains certain customary representations, warranties and covenants of each party, including, among others, certain customary covenants regarding the conduct of the business of Logan Circle, the General Partner and their respective controlled affiliates during the period between the execution of the Logan Circle Sale Agreement and the consummation of the transactions contemplated thereby. The Logan Circle Sale Agreement also contains certain indemnification provisions.

Consummation of the Logan Circle Sale is subject to various closing conditions, including, among others, (i) the receipt of approval, or the expiration or termination of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any preliminary or permanent injunction or other order preventing the closing, (iii) the revenue run-rate for all investment advisory clients of the business at closing being equal to or greater than 80% of the revenue run-rate for such clients as of March 31, 2017, and (iv) the revenue run-rate for certain specified investment advisory clients of the business at closing being equal to or greater than 75% of the revenue run-rate for such clients as of March 31, 2017.

The Sellers and the Parent Buyer have the right to terminate the Logan Circle Sale Agreement under certain circumstances. Those circumstances include, but are not limited to, (i) mutual consent, (ii) material uncured breach by the other party group, (iii) failure to consummate the transactions by December 31, 2017, or (iv) on account of a final, non-appealable order of any governmental authority that permanently restrains, enjoins or otherwise prohibits the closing. In addition, the Sellers may terminate the Logan Circle Sale Agreement if the closing has not occurred by October 31, 2017.

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

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

3)
Liquid hedge funds include (i) funds managed by an autonomous asset management business named Graticule Asset Management Asia ("Affiliated Manager" or "Graticule"), an external manager in which Fortress has a minority interest and accounts for using the equity method and (ii) funds which invest in Fortress Funds, an externally managed fund and direct investments.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the six months ended June 30, 2017, Fortress recorded $0.3 million of net excess tax benefits from delivery of RSUs as a credit to income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.

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
JUNE 30, 2017
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

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Private Equity
Private Equity Funds
Management fees: affil.	$20,085	$25,732	$40,253	$51,490

Permanent Capital Vehicles
Management fees: affil.	30,992	26,946	61,172	54,126
Management fees, options: affil.	—	—	8,068	—
Management fees: non-affil.	223	432	493	804
Incentive income: affil.	44,975	12,342	56,686	13,461

Credit Funds
Credit Hedge Funds
Management fees: affil.	37,377	36,823	74,537	73,248
Management fees: non-affil.	12	8	14	16
Incentive income: affil.	1,771	3,802	5,607	4,726
Incentive income: non-affil.	19	—	76	—

Credit PE Funds
Management fees: affil.	30,399	30,807	60,194	61,624
Management fees: non-affil.	—	11	—	36
Incentive income: affil.	8,616	5,898	23,442	34,757
Incentive income: non-affil.	620	9,411	820	9,862

Liquid Hedge Funds
Management fees: affil.	214	5,464	367	12,100
Incentive income: affil.	50	118	50	994

Logan Circle
Management fees: affil.	643	616	1,288	1,190
Management fees: non-affil.	14,239	13,741	28,190	26,755
Incentive income: non-affil.	142	—	295	—

Total
Management fees: affil. (including options)	$119,710	$126,388	$245,879	$253,778
Management fees: non-affil.	$14,474	$14,192	$28,697	$27,611
Incentive income: affil. (A)	$55,412	$22,160	$85,785	$53,938
Incentive income: non-affil.	$781	$9,411	$1,191	$9,862

(A)
See "Deferred Incentive Income" below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2017 and 2016. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $46.8 million and $33.7 million of additional incentive income would have been recognized during the six months ended June 30, 2017 and 2016, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as "undistributed" deferred incentive income in the table below.

During the six months ended June 30, 2017 and 2016, Fortress recognized $24.3 million and $44.6 million, respectively, of incentive income distributions from its credit PE funds which were non-clawbackable or represented "tax distributions." Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2016	$1,657,775		$(1,327,421)	$330,354	$1,207,881
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	253,212
Distribution of private equity funds and credit PE funds incentive income	70,821		N/A	70,821	(70,821)
Recognition of previously deferred incentive income	N/A		(24,262)	(24,262)	N/A
Changes in foreign exchange rates	3,647		—	3,647	N/A
Deferred incentive income as of June 30, 2017	$1,732,243	(E)	$(1,351,683)	$380,560	$1,390,272	(E)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,880,412		$(1,499,852)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

(C)
At June 30, 2017, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2017 at their net asset values.

(D)
From inception to June 30, 2017, Fortress has paid $838.8 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.4 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $566.4 million of compensation.

(E)	See detailed reconciliations below of Distributed-Gross and Undistributed, net of intrinsic clawback (if any).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2017
Distributed incentive income - Private Equity Funds		$781,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		—
Distributed incentive income - Credit PE Funds		1,271,832
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		1,094
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,732,243

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2017
Undistributed incentive income - Private Equity Funds		$16,949
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		236,733
Undistributed incentive income - Credit PE Funds		960,165
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		62,172
Undistributed incentive income - Permanent Capital Vehicles		7,408
Undistributed incentive income - Hedge Funds (total)		106,558
Undistributed incentive income - Logan Circle		287
Less:	Gross intrinsic clawback per incentive income threshold tables	—
Undistributed, net of intrinsic clawback		$1,390,272

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of June 30, 2017:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,221,941)	800,469	259,418	2,736,093	2,476,675	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(243,771)	44,073	14,195	314,456	300,261	—	—	—	—	—
Fund IV (2006)	(B)	3,639,561	(1,537,150)	2,014,487	(87,924)	3,774,798	3,862,722	—	—	—	—	—
Fund IV Coinvestment (2006)	(B)	762,696	(323,613)	339,769	(99,314)	805,757	905,071	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(1,928,729)	3,729,062	1,554,078	3,510,432	1,956,354	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(283,431)	334,930	(372,119)	953,504	1,325,623	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	(B)	724,525	—	(68,418)	(792,943)	911,355	1,704,298	—	—	—	—	—
FHIF (2006) (Holiday)	(B)	1,543,463	(954,223)	827,601	238,361	1,563,891	1,325,530	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(876)	849,019	(132,884)	1,118,379	1,251,263	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(250,517)	239,182	148,564	—	N/A	13,502	799	799	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(60,502)	57,961	35,703	—	N/A	3,368	201	201	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(71,590)	115,814	26,751	12,912	446	57	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(997)	1,648	354	386	36	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(16,508)	26,608	6,248	—	N/A	22	—	—	—	—
								$16,949	$781,459	$1,000	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	340,585	(124,064)	478,673	262,152	—	N/A	39,042	—	—	—	—
Fortress Equity Partners (2014)	Mar-24	189,968	—	1,178,685	988,717	—	N/A	197,691	—	—	—	—
								$236,733	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(283,291)	$170,115	$186,081	$52,456	$2,727	$7,749	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(219,735)	151,768	97,223	149,579	52,356	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(407,763)	62,804	127,411	—	N/A	10,520	7,904	—	—	—
LDVF Patent Fund (2007)	Nov-27	46,633	(35,808)	17,628	6,803	15,482	8,679	—	1,471	—	—	—
Real Assets Fund (2007)	In Liquidation	359,024	(442,593)	6,413	89,982	—	N/A	1,117	12,745	5,327	—	—
Credit Opportunities Fund (2008)	Oct-20	5,693,422	(7,592,839)	956,541	2,855,958	—	N/A	106,206	452,724	131,777	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,384,872	(2,960,948)	825,375	1,401,451	—	N/A	107,788	166,981	67,251	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,459,527	(2,681,393)	1,940,255	1,162,121	—	N/A	181,839	45,908	—	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	5,176,974	(4,934,269)	2,433,623	2,190,918	—	N/A	252,076	166,420	51,562	—	—
SIP Managed Account (2010)	Sep-20	11,000	(252,037)	11,393	252,430	—	N/A	2,279	48,207	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	980,139	(1,970,668)	375,740	1,366,269	—	N/A	83,137	204,927	74,996	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	558,541	(672,328)	153,241	267,028	—	N/A	8,921	14,502	8,542	—	—
Global Opportunities Fund (2010)	Sep-20	355,822	(291,824)	184,768	120,770	—	N/A	21,220	2,375	2,375	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	769,283	(916,477)	710,818	858,012	—	N/A	92,408	75,644	24,842	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	685,080	(768,918)	636,646	720,484	—	N/A	82,449	56,802	9,954	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	58,125	(74,480)	21,451	37,806	—	N/A	2,456	5,067	2,669	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	14,256	—	14,414	158	1,743	1,585	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	96,798	—	97,830	1,032	11,800	10,768	—	—	—	—	—
								$960,165	$1,271,832	$379,295	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2015)	Mar-25 to Feb-28	$960,900	$(61,084)	$982,991	$83,175	$80,481	$28,126	$—	$—	$—	$—	$—
Life Settlements Fund (2010)	Dec-22	425,910	(299,330)	132,927	6,347	114,580	108,233	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	34,995	(24,482)	10,692	179	9,419	9,240	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	705,474	(156,342)	738,190	189,058	—	N/A	36,452	265	265	—	—
Japan Opportunity Fund III (Yen) (2014)	Oct-24	349,601	(10,552)	405,828	66,779	—	N/A	13,055	179	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Oct-24	275,615	(4,843)	336,692	65,920	—	N/A	11,986	650	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	1,138,527	(59,800)	1,189,755	111,028	112,555	1,527	152	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	53,164	(2,142)	44,542	(6,480)	2,802	9,282	—	—	—	—	—
Secured Lending Fund I (2016)	Mar-24	158,240	(1,179)	160,728	3,667	—	N/A	527	—	—	—	—
FJOF3 Residential Coinvestment Fund (Yen) (2017)	Mar-27	53,464	—	53,456	(8)	1,165	1,173	—	—	—	—	—
FJOF3 Residential Coinvestment Fund (Dollar) (2017)	Mar-27	111,721	—	113,020	1,299	2,404	1,105	—	—	—	—	—
								$62,172	$1,094	$265	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Drive Shack	$752,271	$ (F)	$ N/A	$41,283
Eurocastle	337,789	—	7,408	47,551
New Residential	3,827,162	—	N/A	181,804
New Media	718,005	—	N/A	41,461
New Senior	1,019,713	—	N/A	5,542
FTAI	1,020,377	10,705	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,605,316	$—	100.0%	$39,005	$—
Sidepocket investments (Q)	23,196	657	N/A	1,154	—
Sidepocket investments - redeemers (R)	114,248	16,616	N/A	3,272	—
Main fund investments (liquidating) (T)	1,062,697	—	100.0%	60,624	5,414

Worden Fund
Main fund investments (liquidating) (T)	102,938	597	94.8%	1,882	—

Fortress Japan Income Fund (Yen only)
Main fund investments	160,811	N/A	100.0%	77	431

Third Party Originated Funds (U)
Main fund investments	62,471	11,483	0.0%	—	—
Managed accounts	1,826	6,490	23.6%	22	22

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (R)	$80,814	$73,770	N/A	$522	$50

Fortress Partners Funds (S)
Sidepocket investments (R)	2,464	2,464	N/A	—	—

Logan Circle
Main fund investments	$99,061	$—	100.0%	$196	$—
Managed accounts	444,467	—	100.0%	91	304

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of June 30, 2017, Fortress does not expect to earn incentive income from Drive Shack for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of June 30, 2017, a portion of MSR Opportunities Fund II A, Long Dated Value Fund I and Credit Opportunities Fund IV's capital are above their incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. "Gross" and "Net" refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of June 30, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

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
JUNE 30, 2017
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

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds. Main fund investments exclude certain funds which had total NAV of $562.2 million as of June 30, 2017. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

Credit PE Funds

During the six months ended June 30, 2017, Fortress formed new credit PE funds which had the following capital commitments as of June 30, 2017:

Credit PE
Fortress	$12,826
Fortress's affiliates	29,447
Third party investors	438,288
Total capital commitments	$480,561

Credit Hedge Funds

During the six months ended June 30, 2017, Fortress formed a new credit hedge fund which had the following NAV as of June 30, 2017:

Credit Hedge
Fortress	$8,652
Fortress's affiliates	2,884
Total NAV	$11,536

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2017	December 31, 2016
Equity method and other investees	$823,975	$856,512
Equity method investees, held at fair value (A)	25,685	23,489
Total investments	$849,660	$880,001
Options in equity method investees	$65,494	$53,206

(A)	Represents the publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net realized gains (losses)	$964	$(2,084)	$5,874	$(1,193)
Net realized gains (losses) from affiliate investments (A)	(704)	57	(1,224)	(16,878)
Net unrealized gains (losses)	5,858	(12,788)	(7,763)	(34,836)
Net unrealized gains (losses) from affiliate investments (A)	(24,491)	7,549	5,179	28,968
Total gains (losses)	$(18,373)	$(7,266)	$2,066	$(23,939)

(A)	Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2017 and 2016.

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mark to fair value on affiliate investments and options	$(22,282)	$14,994	$5,803	$11,644
Mark to fair value on derivatives	2,940	(21,643)	(5,148)	(34,876)
Other	969	(617)	1,411	(707)
Total gains (losses)	$(18,373)	$(7,266)	$2,066	$(23,939)

As of June 30, 2017 and December 31, 2016, Fortress's carrying value of its holdings in digital currency was $5.7 million with an estimated fair value of $53.2 million and $20.9 million, respectively. Fortress's holdings in digital currency is included in other assets on the condensed consolidated balance sheet.

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

A summary of the changes in Fortress's investments is as follows:

	Six Months Ended June 30, 2017
	Private Equity
	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2016	$530,501	$23,489	$59,325	$183,017	$68,127	$15,542	$880,001
Earnings (losses) from equity method and other investees	(9,476)	N/A	2,510	11,502	2,032	76	6,644
Other comprehensive income (loss) from equity method investees	—	N/A	—	—	18	—	18
Contributions to equity method and other investees (C)	82	—	111,153	14,871	5,900	43	132,049
Distributions of earnings from equity method and other investees	(1,199)	N/A	(6,504)	(11,359)	(16,684)	(2)	(35,748)
Distributions of capital from equity method and other investees (C)	(301)	N/A	(113,700)	(5,563)	(29,687)	(26)	(149,277)
Total distributions from equity method and other investees	(1,500)	N/A	(120,204)	(16,922)	(46,371)	(28)	(185,025)
Mark to fair value - during period (D)	(27)	2,010	(19)	N/A	N/A	178	2,142
Net purchases (sales) of investments by consolidated funds	—	N/A	10,856	—	—	699	11,555
Translation adjustment	381	186	—	625	—	—	1,192
Reclassification to Due to Affiliates (E)	1,084	N/A	—	—	—	—	1,084
Investments as of June 30, 2017	$521,045	$25,685	$63,621	$193,093	$29,706	$16,510	$849,660

Undistributed earnings - June 30, 2017	$4,609	N/A	$3,858	$11,619	$5,167	$—	$25,253

(A)	Fortress elected to record the common shares held in the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in the Affiliated Manager.

(C)	The amounts presented above can be reconciled to the amounts presented on the condensed consolidated statement of cash flows as follows:

	Six Months Ended June 30, 2017
	Contributions	Distributions of Capital
Per Condensed Consolidated Statement of Cash Flows	$12,888	$(141,174)
Incentive income invested into the Fortress Funds	111,128	—
Change in distributions receivable from the Fortress Funds	—	(50)
Non-cash contribution (distribution)	6,464	(5,925)
Net funded*	1,569	(1,569)
Other	—	(559)
Per Above	$132,049	$(149,277)

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The following tables present summarized statements of operations for Fortress's significant equity method investees. The publicly traded permanent capital vehicles and Other are not presented as they are insignificant to Fortress's investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$290,847	$(117,146)	$492,009	$395,868
Expenses	(120,666)	(78,873)	(223,580)	(212,989)
Net Income (Loss)	$170,181	$(196,019)	$268,429	$182,879
Fortress's earnings (losses) from equity method investees	$(9,476)	$(35,767)	$2,510	$1,848

	Credit PE Funds (A)(B)		Liquid Hedge Funds (C)
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$1,083,743	$862,648	$78,755	$50,279
Expenses	(211,595)	(157,787)	(68,304)	(81,224)
Net Income (Loss)	$872,148	$704,861	$10,451	$(30,945)
Fortress's earnings (losses) from equity method investees	$11,502	$12,464	$2,032	$(8,402)

(A)
For private equity funds, includes five entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the six months ended March 31, 2017). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

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

Consolidation of a certain Fortress Fund

In June 2017, Fortress formed a new credit hedge fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidates the fund. The fund's unrelated limited partners shall have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner without cause based on a simple unaffiliated majority vote. Fortress expects to deconsolidate the fund when sufficient third party capital is raised. Under GAAP, the fund is an investment company and, as required, Fortress has retained the specialized accounting of the fund. Consequently, Fortress's financial statements reflect the assets, liabilities, related operations and cash flows of the consolidated fund. The ownership interests in the fund which are not owned by Fortress are reflected as non-controlling interests in the accompanying consolidated financial statements. The fund had a net asset value of $11.5 million as of June 30, 2017 and is included in the consolidated balance sheet. Fortress has no obligation to satisfy the liabilities of the consolidated fund. Similarly, Fortress does not have the right to make use of the consolidated fund's assets to satisfy its obligations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The following tables set forth certain information as of June 30, 2017 regarding entities initially classified as variable interest entities ("VIEs") during the six months ended June 30, 2017 in which Fortress held variable interests:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	3	$3,509	$—	$92	(D)

	Fortress is Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	1	$13,367	$—	$8,652	(F)

The following tables set forth certain information regarding all variable interest entities in which Fortress held a variable interest as of June 30, 2017 and December 31, 2016.

	Fortress is not Primary Beneficiary
	June 30, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,184,032	$—	$5,350	1	$1,129,646	$—	$334	(D)
Permanent Capital Vehicles	6	30,336,873	19,486,939	174,156	6	25,865,217	16,758,464	146,934	(C)
Credit Hedge Funds	4	1,582,304	283,011	2,897	4	1,891,053	432,078	20,894	(D) (E)
Credit PE Funds	36	1,577,281	532,129	13,369	35	995,592	236,105	12,265	(D) (E)
Liquid Hedge Funds	3	176,810	—	25,112	3	253,646	—	32,836	(D) (E)

	Fortress is Primary Beneficiary
	June 30, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$25,437	$—	$10,738	2	$34,118	$—	$10,694	(F) (G)
Credit Hedge Funds	1	13,367	—	8,652	—	—	—	—	(F)
Credit PE Funds	1	400	—	20	1	400	—	20	(F)
Liquid Hedge Funds	1	4,395	—	2,040	1	4,328	—	2,009	(F)

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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. During the six months ended June 30, 2017, a credit PE fund entity was liquidated and a reconsideration event occurred at another credit PE fund entity whereby Fortress no longer has a variable interest in the entity.

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

	Fair Value
	June 30, 2017	December 31, 2016	Valuation Method
Assets (within Investments)
Equity method investments, held at fair value (A)	$25,685	$23,489	Level 1 - Quoted prices in active markets for identical assets
Options in equity method investees	$65,494	$53,206	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets and Due from affiliates)
Derivatives	$11,027	$19,087	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(8,633)	$(4,310)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	$(7,147)	$(5,018)	Level 2 - See below

(A)	Represents the publicly traded permanent capital vehicles.

See Note 4 regarding the fair value of outstanding debt.

During the second quarter of 2017, Fortress granted tandem options of 1.6 million in the options it holds in Eurocastle to certain employees, which had a fair value of $2.2 million as of the grant date.

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

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
The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of June 30, 2017.

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017
Foreign exchange option contracts	$1,779	$(694)	$1,085	$—	$1,085
Foreign exchange forward contracts	9,942	—	9,942	—	9,942
	$11,721	$(694)	$11,027	$—	$11,027

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2017
Foreign exchange option contracts	$(1,658)	$372	$(1,286)	$—	$(1,286)
Foreign exchange forward contracts	(5,861)	—	(5,861)	—	(5,861)
	$(7,519)	$372	$(7,147)	$—	$(7,147)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A., Barclays Bank PLC and certain credit PE funds.

Fortress's derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	June 30, 2017 (or six months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$1,085	$82,195	$(963)	Sep-17 - Feb-19
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(1,286)	$72,032	$(829)	Nov-17 - Mar-18
Foreign exchange forward contracts (JPY) (A)	Other assets	$6,161	$179,274	$(2,084)	Nov-17 - Sep-19
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(424)	$32,943	$(614)	Sep-17 - Dec-19
Foreign exchange forward contracts (JPY)	Due to affiliates	$(1,656)	$85,580	$(1,746)	Nov-17
Foreign exchange forward contracts (CAD) (A)	Other liabilities	$(3,781)	$104,960	$(3,781)	Oct-17
Foreign exchange forward contracts (CAD)	Due from affiliates	$3,781	$104,960	$3,781	Oct-17

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the six months ended June 30, 2017 related to contracts outstanding at period end.

Fortress's average gross notional amount outstanding for the six months ended June 30, 2017 was $647.0 million, of which $271.6 million relates to foreign exchange (JPY) derivative contracts used to economically hedge future estimated incentive income.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2017
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 2.00% (C)	Jan 2021	$168,091
Promissory note (D)	77,838	77,838	5.00%	Nov 2017	N/A
Total	$182,838	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of June 30, 2017.

(C)	Subject to unused commitment fees of 0.30% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

Management believes the fair value of its outstanding debt was $184.0 million as of June 30, 2017 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

In connection with the proposed Merger (see Note 1), Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

Fortress has a $275.0 million senior unsecured revolving credit facility (the "2016 Credit Agreement") with a $15.0 million letter of credit subfacility. The 2016 Credit Agreement is not collateralized by the assets of Fortress. The 2016 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating, as well as other customary fees. The 2016 Credit Agreement matures in January 2021.

Fortress was in compliance with all of its debt covenants as of June 30, 2017. The following table sets forth the financial covenant requirements as of June 30, 2017:

	June 30, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$45,472	(A)
Consolidated Leverage Ratio	≤	2.50	0.51	(B)
Consolidated Interest Coverage Ratio	≥	4.00	41.45	(B)

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
JUNE 30, 2017
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

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current
Federal income tax expense (benefit)	$7,841	$11,389	$(3,452)	$(978)
Foreign income tax expense (benefit)	4,697	5,260	6,493	8,085
State and local income tax expense (benefit)	2,707	1,273	(101)	(58)
	15,245	17,922	2,940	7,049
Deferred
Federal income tax expense (benefit)	(1,928)	(12,215)	8,247	(3,535)
Foreign income tax expense (benefit)	666	42	(397)	1,926
State and local income tax expense (benefit)	(290)	(1,677)	1,165	(585)
	(1,552)	(13,850)	9,015	(2,194)
Total expense (benefit)	$13,693	$4,072	$11,955	$4,855

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2017	December 31, 2016
Gross deferred tax assets	$461,202	$460,854
Less:
Valuation allowance	(32,803)	(27,819)
Deferred tax liabilities (A)	(10,747)	(8,791)
Deferred tax assets, net	$417,652	$424,244

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2016	$27,819
Changes due to FIG Corp. ownership change	370
Net increases (A)	4,614
Valuation allowance at June 30, 2017	$32,803

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

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
JUNE 30, 2017
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
For the six months ended June 30, 2017, Fortress recorded $0.3 million as a credit to income tax expense for excess tax benefits from RSUs delivered during the period and as an operating activity on the condensed consolidated statement of cash flows. Based on the value of RSUs which vested and were delivered during the six months ended June 30, 2016, Fortress had a tax shortfall of $2.4 million which was recorded as a debit to income taxes payable and a credit to paid-in capital.

For the six months ended June 30, 2017, a net deferred income tax provision of $0.9 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation.

For the six months ended June 30, 2017, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $2.3 million with an offsetting increase to the valuation allowance of $0.4 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2017, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $11.8 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (A)	Total
June 30, 2017
Management fees and incentive income	$48,348	$72,421	$3,763	$20,036	$253	$547	$—	$145,368
Expense reimbursements	24,923	8,514	11,533	19,500	326	115	—	64,911
Dividends and distributions	—	259	—	—	—	—	—	259
Other	—	1,783	—	—	—	—	19,290	21,073
Total	$73,271	$82,977	$15,296	$39,536	$579	$662	$19,290	$231,611

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (A)	Total
December 31, 2016
Management fees and incentive income	$46,010	$59,001	$109,910	$20,260	$41	$1,041	$—	$236,263
Expense reimbursements	30,306	8,417	13,013	14,668	849	108	—	67,361
Dividends and distributions	—	298	—	—	—	—	—	298
Other	—	2,523	—	—	—	—	14,188	16,711
Total	$76,316	$70,239	$122,923	$34,928	$890	$1,149	$14,188	$320,633

(A)	Other includes amounts primarily due from the principals and advances to senior employees (who are not officers).

As of June 30, 2017, amounts due from Fortress Funds recorded in Due from Affiliates included $45.8 million of past due management fees and $11.4 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 7% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected. Subsequent to June 30, 2017, Fortress received $25.6 million of past due management fees as a result of a realization event at the fund.

Due to affiliates was comprised of the following:

	June 30, 2017	December 31, 2016
Principals - tax receivable agreement - Note 5	$244,496	$244,325
Principals - Principal Performance Payments - Note 7	21,774	36,698
Distributions payable on Fortress Operating Group units - Note 8	—	—
Other	19,822	31,259
General partner liability - Note 9	49,570	48,487
Total	$335,662	$360,769

Other Related Party Transactions

For the six months ended June 30, 2017 and 2016, Other Revenues included $2.2 million and $2.9 million, respectively, of revenues from affiliates, primarily interest and dividends.

During the six months ended June 30, 2017, Fortress advanced $4.0 million to senior employees who are not officers of Fortress. The advances bear interest at rates up to LIBOR+5%. All principal and interest is due and payable no later than February 2021. In addition, during the six months ended June 30, 2017, Fortress received repayments of advances aggregating $1.2 million.

In February 2016, Fortress entered into a sale agreement with Graticule for the sale of certain software and technology-related assets for $1.7 million, with $1.1 million received by Fortress at closing and an additional $0.6 million received in 2017. This resulted in a $1.7 million gain included in gains (losses) on the condensed consolidated statement of operations for the six months ended June 30, 2016.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Principals' and Others' Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress's consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	June 30, 2017	December 31, 2016
Fortress Operating Group units held by the Principals	$264,857	$289,540
Employee interests in majority owned and controlled fund advisor and general partner entities	19,503	32,711
Other	2,347	1,253
Total	$286,707	$323,504

The Fortress Operating Group portion of these interests is computed as follows:

	June 30, 2017	December 31, 2016
Fortress Operating Group equity	$630,081	$694,639
Less: Others' interests in equity of consolidated subsidiaries	(21,850)	(33,964)
Total Fortress shareholders' equity in Fortress Operating Group	$608,231	$660,675
Fortress Operating Group units outstanding (A)	169,207,335	169,207,335
Class A shares outstanding	219,367,912	216,891,601
Total	388,575,247	386,098,936
Fortress Operating Group units as a percent of total (B)	43.5%	43.8%
Equity of Fortress Operating Group units held by the Principals	$264,857	$289,540

(A)	Held by the Principals; exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.5% and 56.2% of Fortress Operating Group as of June 30, 2017 and December 31, 2016, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fortress Operating Group units held by the Principals and a former senior employee (see Note 8)	$17,087	$(12,341)	$13,526	$(20,371)
Employee interests in majority owned and controlled fund advisor and general partner entities	158	220	148	807
Other	56	(25)	42	(8)
Total	$17,301	$(12,146)	$13,716	$(19,572)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fortress Operating Group net income (loss)	$39,413	$(27,902)	$31,242	$(45,713)
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(214)	(195)	(190)	(799)
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$39,199	$(28,097)	$31,052	$(46,512)
Fortress Operating Group as a percent of total (A)	43.6%	43.9%	43.6%	43.8%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee (see Note 8)	$17,087	$(12,341)	$13,526	$(20,371)

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

The following discloses the effects of changes in Fortress's ownership interest in Fortress Operating Group on Fortress's equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress's shareholders' equity for the delivery of Class A shares primarily in connection with vested RSUs	$911	$92	$1,748	$3,559
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	—	(3,708)
Dilution impact of equity transactions	911	92	1,748	(149)
Net income (loss) attributable to Class A shareholders	14,508	(14,445)	11,259	(22,971)
Change from transfers (to) from the Principals' and Others' Interests and from net income (loss) attributable to Fortress	$15,419	$(14,353)	$13,007	$(23,120)

7. COMPENSATION

Fortress's total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity-based compensation, per below	$8,457	$6,905	$14,857	$14,927
Profit-sharing expense, per below	27,758	63,185	62,069	92,087
Discretionary bonuses	68,728	58,537	136,672	119,932
Other payroll, taxes and benefits (A)	58,457	62,652	131,794	128,538
	$163,400	$191,279	$345,392	$355,484

(A)
During the six months ended June 30, 2017, certain Fortress principals contributed to Fortress interests in a Fortress Fund which were then granted to certain senior employees. These interests are fully vested and were valued at $12.0 million as of the grant date and expensed as other payroll, taxes and benefits during the period with a corresponding credit to contributions from principals' and others' interest in equity in Fortress's condensed consolidated statement of changes in equity.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2016	17,313,179	$6.37	48,970	$7.61
Issued	2,302,607	$4.95	—	—
Transfers	—	—	—	—
Converted	(3,580,557)	$6.84	(48,970)	$7.61
Forfeited	(86,804)	$3.56	—	—
Outstanding at June 30, 2017 (B)	15,948,425	$6.08	—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expense incurred (B)
Employee RSUs	$5,237	$6,135	$10,047	$13,038
Non-employee RSUs	—	(7)	—	66
Principal Performance Payments (C)	3,184	741	4,739	1,752
Restricted shares (D)	36	36	71	71
Total equity-based compensation expense	$8,457	$6,905	$14,857	$14,927

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2017 of $54.7 million, with a weighted average recognition period of 3.1 years.

(C)
Represents expense associated with RSUs awarded for Principal Performance Payments in relation to 2014, 2015 and 2016. These RSUs vest ratably over a period of three years. In addition, a portion of the expense is related to 2017 performance to date, which would result in approximately 1.0 million Class A shares being granted. These Class A shares would be fully vested on the grant date.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares will vest over a period of two years with final vesting in July 2017.

During the six months ended June 30, 2017, Fortress granted 1.8 million non-dividend paying RSUs to its employees valued at an aggregate of $8.7 million on the respective grant dates. These RSUs vest over a period of three years.

During the six months ended June 30, 2017, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2016 results valued at an aggregate of $2.7 million on the grant date. These RSUs vest over a period of three years. Additionally, Fortress issued 1.1 million Class A shares to Principals in connection with the vesting of dividend paying RSUs.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The expense for Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2017
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$1,392	$9,796	$11,188
Credit businesses	3,347	8,174	11,521
Total	$4,739	$17,970	$22,709

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

In February 2017, Fortress amended the Logan Circle Compensation Plan. The Logan Circle Compensation Plan provides for annual bonuses which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees related to the years 2017 and 2018. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards would be expensed over the related service period. If Logan Circle meets the future performance targets under this plan, the amounts to be awarded could be significant. Through June 30, 2017, no compensation expense was recognized under this plan.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Private equity funds	$1,877	$—	$1,877	$—
Permanent capital vehicles (A)	(1,449)	5,921	4,652	7,490
Credit hedge funds	6,863	11,154	19,276	14,170
Credit PE funds	11,465	35,283	18,294	55,896
Liquid hedge funds	—	33	—	553
Principal Performance Payments (B)	9,002	10,794	17,970	13,978
Total	$27,758	$63,185	$62,069	$92,087

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
JUNE 30, 2017
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	217,417,799	217,417,799	217,235,120	217,235,120
Fully vested restricted Class A share units with dividend equivalent rights	1,907,872	1,907,872	2,208,686	2,208,686
Restricted Class A shares	934,192	934,192	933,669	933,669
Fortress Operating Group units exchangeable into Class A shares (1)	—	169,207,335	—	169,207,335
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,370,802	—	4,641,229
Total weighted average shares outstanding	220,259,863	394,838,000	220,377,475	394,226,039
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$14,508	$14,508	$11,259	$11,259
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(378)	(378)	(757)	(757)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	9,372	—	7,767
Net income (loss) available to Class A shareholders	$14,130	$23,502	$10,502	$18,269
Weighted average shares outstanding	220,259,863	394,838,000	220,377,475	394,226,039
Basic and diluted net income (loss) per Class A share	$0.06	$0.06	$0.05	$0.05

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	215,631,309	215,631,309	217,016,378	217,016,378
Fully vested restricted Class A share units with dividend equivalent rights	291,469	291,469	984,000	984,000
Restricted Class A shares	810,882	810,882	790,155	790,155
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	216,733,660	216,733,660	218,790,533	218,790,533
Basic and diluted net income (loss) per Class A share
Net income attributable to Class A shareholders	$(14,445)	$(14,445)	$(22,971)	$(22,971)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(905)	(905)	(1,272)	(1,272)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—	—	—
Net income (loss) available to Class A shareholders	$(15,350)	$(15,350)	$(24,243)	$(24,243)
Weighted average shares outstanding	216,733,660	216,733,660	218,790,533	218,790,533
Basic and diluted net income per Class A share	$(0.07)	$(0.07)	$(0.11)	$(0.11)

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. The effect of the units on the calculation is generally anti-dilutive during periods of net losses. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share Units	8,493,099	9,344,273	8,251,752	9,050,075

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

In February 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. During the six months ended June 30, 2017, Fortress made a final payment of $8.4 million to Nomura related to the purchase agreement.

Fortress's dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Class A shares	217,417,799	215,631,309	217,235,120	217,016,378
Restricted Class A shares (directors)	934,192	810,882	933,669	790,155
Restricted Class A share units (employees) (A)	1,907,872	291,469	2,208,686	984,000
Restricted Class A share units (employees) (B)	7,461,953	8,063,715	7,363,765	7,940,803
Fortress Operating Group units (Principals)	169,207,335	169,514,478	169,207,335	169,514,478
Total	396,929,151	394,311,853	396,948,575	396,245,814

	As of June 30, 2017	As of December 31, 2016
Class A shares	218,433,720	216,004,734
Restricted Class A shares (directors)	934,192	886,867
Restricted Class A share units (employees) (A)	—	467,930
Restricted Class A share units (employees) (B)	7,461,953	8,063,715
Fortress Operating Group units (Principals)	169,207,335	169,207,335
Total	396,037,200	394,630,581

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Dividends and distributions during the six months ended June 30, 2017 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$39,242	$—	$39,242
Dividend equivalents on restricted Class A share units	194	1,802	—	1,802
Distributions to Fortress Operating Group unit holders
(the Principals) (A)	—	40,359	—	40,359
Total distributions	$194	$81,403	$—	$81,403

(A)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals).

On May 5, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the first quarter of 2017. This dividend was paid on May 26, 2017 to holders of record of Class A shares on May 22, 2017. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.5 million. Fortress will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect, pursuant to the terms thereof.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress's interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the condensed consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2017 was $49.6 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2017, individually and in the aggregate, will not materially affect Fortress's results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress's role as investment manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Private Equity Fund, Credit PE Fund and Credit Hedge Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $169.9 million as of June 30, 2017, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of June 30, 2017 are as follows:

July 1, 2017 to December 31, 2017	$9,874
2018	27,383
2019	27,082
2020	26,131
2021	25,070
2022	23,356
Thereafter	228,516
Total	$367,412

Rent expense, including operating expense escalations, during the six months ended June 30, 2017 and 2016 was $16.6 million and $13.9 million, respectively, and was included in general, administrative and other expense on the condensed consolidated statements of operations.

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle.

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the six months ended June 30, 2017, interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

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
JUNE 30, 2017
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

Embedded Incentive Income

As of June 30, 2017, Fortress had $1.4 billion of gross undistributed incentive income and no intrinsic clawback related to distributed incentive income exists for any of the Fortress Funds (Note 2). Of the $1.4 billion, $46.8 million has been recognized in distributable earnings. This amount represents accrued hedge fund, permanent capital vehicle and Logan Circle incentive income recorded during the six months ended June 30, 2017.

In addition, Fortress has foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized gain of $3.9 million as of June 30, 2017. If these contracts would have been settled as of June 30, 2017, Fortress would have increased gross distributable earnings by $3.9 million, or by $2.4 million net of employee interests.

Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares and (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income, it would have recorded $37.4 million of gross additional distributable earnings, or $33.0 million net of employee interests, based on their respective June 30, 2017 closing prices.

Embedded Gain/Loss and Impairment of Investments for DE Purposes

As of June 30, 2017, Fortress's share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $456.4 million, representing a net unrealized gain. During the six months ended June 30, 2017, Fortress recorded less than $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of June 30, 2017, Fortress had $0.2 million of unrealized losses on certain investments that have not been recorded as impairment.

Clawback Reserve on Incentive Income for DE Purposes

As of June 30, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

June 30, 2017 and the Six Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$40,253	$61,165	$75,072	$60,194	$639	$29,478	$—		$266,801
Incentive income	1,000	64,095	46,686	74,862	50	582	—		187,275
Segment revenues - total	$41,253	$125,260	$121,758	$135,056	$689	$30,060	$—		$454,076
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$25,510	$72,450	$47,967	$33,772	$(3,833)	$868	$(22,524)		$154,210
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$25,510	$72,450	$47,967	$33,772	$2,690	$868	$(22,524)		$160,733
Fund management distributable earnings (loss)	$25,456	$62,709	$43,042	$30,523	$2,690	$868	$(22,524)		$142,764
Pre-tax distributable earnings (loss)	$25,577	$63,993	$45,803	$35,279	$13,554	$1,198	$(25,195)		$160,209

Total segment assets	$597,878	$180,288	$122,233	$257,143	$73,738	$49,998	$870,115	(A)	$2,151,393

Three Months Ended June 30, 2017

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$20,085	$30,965	$37,613	$30,399	$322	$14,882	$—	$134,266
Incentive income	1,000	48,248	14,768	19,928	50	228	—	84,222
Segment revenues - total	$21,085	$79,213	$52,381	$50,327	$372	$15,110	$—	$218,488
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$13,278	$50,235	$18,476	$7,350	$(1,735)	$(300)	$(1,924)	$85,380
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$13,278	$50,235	$18,476	$7,350	$3,652	$(300)	$(1,924)	$90,767
Fund management distributable earnings (loss)	$13,224	$43,872	$16,752	$6,491	$3,652	$(300)	$(1,924)	$81,767
Pre-tax distributable earnings (loss)	$13,238	$44,517	$17,860	$7,781	$5,551	$(100)	$(2,900)	$85,947

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Six Months Ended June 30, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$51,490	$54,430	$74,472	$61,660	$12,100	$27,945	$—	$282,097
Incentive income	—	15,920	39,759	138,251	994	64	—	194,988
Segment revenues - total	$51,490	$70,350	$114,231	$199,911	$13,094	$28,009	$—	$477,085
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$31,556	$29,511	$45,214	$68,767	$(4,190)	$2,488	$—	$173,346
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$31,556	$29,511	$45,214	$68,767	$(2,113)	$2,488	$—	$175,423
Fund management distributable earnings (loss)	$31,539	$25,572	$38,792	$65,167	$(2,113)	$2,488	$—	$161,445
Pre-tax distributable earnings (loss)	$30,721	$26,886	$40,443	$75,386	$(3,987)	$2,884	$(7,237)	$165,096

Three Months Ended June 30, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$25,732	$27,128	$37,373	$30,818	$5,464	$14,357	$—	$140,872
Incentive income	—	13,720	32,563	85,458	(477)	64	—	131,328
Segment revenues - total	$25,732	$40,848	$69,936	$116,276	$4,987	$14,421	$—	$272,200
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$15,978	$19,979	$29,802	$42,988	$(2,555)	$1,838	$—	$108,030
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$15,978	$19,979	$29,802	$42,988	$(1,381)	$1,838	$—	$109,204
Fund management distributable earnings (loss)	$15,972	$17,076	$24,676	$40,229	$(1,381)	$1,838	$—	$98,410
Pre-tax distributable earnings (loss)	$16,275	$17,736	$26,181	$47,274	$(5,433)	$2,109	$(3,503)	$100,639

(A)	Unallocated assets includes cash of $336.0 million and net deferred tax assets of $417.7 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fund management distributable earnings	$81,767	$98,410	$142,764	$161,445
Investment income (loss)	6,257	5,079	21,476	9,510
Interest expense	(2,077)	(2,850)	(4,031)	(5,859)
Pre-tax distributable earnings	85,947	100,639	160,209	165,096

Adjust incentive income
Incentive income received from or declared by private equity funds and credit PE funds, subject to contingent repayment	(20,928)	(85,458)	(75,862)	(138,251)
Incentive income received from third parties, subject to contingent repayment	(264)	(3,058)	(1,442)	(3,058)
Incentive income from private equity funds and credit PE funds, not subject to contingent repayment	9,236	15,309	24,262	44,619
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(15,894)	(25,771)	(46,777)	(33,719)
Incentive income from third parties, not subject to contingent repayment	—	—	—	—
Incentive income received related to the exercise of options	—	—	—	—
	(27,850)	(98,978)	(99,819)	(130,409)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(3,203)	(7,220)	(16,650)	(10,731)
Earnings (losses) from equity method investees*	19,864	(8,377)	(1,885)	(32,396)
Gains (losses) on options in equity method investees	(22,469)	12,500	4,220	10,005
Gains (losses) on other investments	3,110	(19,559)	(3,204)	(34,084)
Impairment of investments (see discussion above)	12	695	33	2,825
Adjust income from the receipt of options	—	—	8,068	—
	(2,686)	(21,961)	(9,418)	(64,381)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based and other compensation expense (including publicly traded permanent capital vehicle options assigned)	(6,673)	(9,761)	(30,910)	(18,537)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	(2,664)	8,090	18,208	13,871
	(9,337)	(1,671)	(12,702)	(4,666)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(659)	(659)	(1,318)	(1,318)
Adjust non-controlling interests related to Fortress Operating Group units	(17,087)	12,341	(13,526)	20,371
Adjust tax receivable agreement liability	—	—	—	(2,699)
Adjust income taxes and other tax related items	(13,820)	(4,156)	(12,167)	(4,965)
Total adjustments	(71,439)	(115,084)	(148,950)	(188,067)

Net Income (Loss) Attributable to Class A Shareholders	14,508	(14,445)	11,259	(22,971)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	17,301	(12,146)	13,716	(19,572)
Net Income (Loss) (GAAP)	$31,809	$(26,591)	$24,975	$(42,543)

 * This adjustment relates to all of the private equity, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share and per share data)

June 30, 2017
Total segment assets	$2,151,393
Adjust equity investments from segment carrying amount	(51,467)
Adjust investments gross of employees' and others' portion	9,293
Adjust intangible assets	(28,046)
Adjust receivables for incentive income subject to annual performance achievement	(40,061)
Total assets (GAAP)	$2,041,112

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment revenues	$218,488	$272,200	$454,076	$477,085
Adjust management fees	(81)	(292)	(292)	(708)
Adjust incentive income*	(28,030)	(99,757)	(100,300)	(131,188)
Adjust income from the receipt of options	—	—	8,068	—
Adjust other revenues (including expense reimbursements)**	56,612	60,555	117,665	119,134
Total revenues (GAAP)	$246,989	$232,706	$479,217	$464,323

* Incentive income received from third parties, not subject to contingent repayment of $0.2 million and $0.8 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2017 (referred to as "subsequent events") through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these condensed consolidated financial statements.

For additional subsequent events, see Notes 1 and 6.

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

At the effective time of the Merger, each Class A share issued and outstanding immediately prior to the effective time (subject to certain exceptions) and each restricted stock unit with respect to the Class A shares outstanding immediately prior to the effective time will be converted into the right to receive $8.08 in cash, without interest, less any applicable taxes required to be withheld. Each Class B share outstanding immediately prior to the effective time will be canceled and retired in exchange for no consideration. There are no appraisal or dissenters' rights available with respect to the Merger. The Merger Agreement also provides that the Company's shareholders may also receive up to two regular quarterly dividends prior to the closing, each in an amount not to exceed $0.09 per Class A share. On May 5, 2017 and February 27, 2017, Fortress declared quarterly cash dividends of $0.09 per Class A share for the first quarter of 2017 and the fourth quarter of 2016, respectively, and will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect .

Our board of directors, acting on the unanimous recommendation of a special committee consisting entirely of independent and disinterested directors (the "Special Committee"), unanimously approved the terms of the Merger Agreement and unanimously recommended the approval of the Merger by the Company's shareholders (the "Board Recommendation"). At a Special Meeting of Shareholders held on July 12, 2017, the shareholders of Fortress approved the Merger.

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

In connection with the Logan Circle Sale Agreement (as defined below), on July 7, 2017, Fortress, Parent and Merger Sub entered into Amendment No. 1 to the Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement. Pursuant to the Merger Agreement Amendment, among other things, Parent consented to the entry into the Logan Circle Sale Agreement and consummation of the transactions contemplated thereby.

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

Proposed Logan Circle Sale

On July 7, 2017, Fortress Asset Management LLC, a Delaware limited liability company (the "LP Seller"), Fortress Asset Management GP LLC, a Delaware limited liability company (the "GP Seller" and, together with the LP Seller, the "Sellers"), Logan Circle, and Logan Circle Partners GP, LLC, a Pennsylvania limited liability company (the "General Partner"), and in a limited capacity, FIG LLC, a Delaware limited liability company, each of which is an indirect subsidiary of Fortress, entered into a Purchase and Sale Agreement (the "Logan Circle Sale Agreement") with MetLife, Inc., a Delaware corporation (the "Parent Buyer"), pursuant to which, among other things, the Parent Buyer will purchase from the Sellers all of the Sellers' interests in Logan Circle and the General Partner (the "Logan Circle Sale"). The aggregate purchase price is approximately $250.0 million, subject to certain customary closing and post-closing adjustments and an allocation of $55.0 million of the purchase price to an employee long-term incentive plan.

The Logan Circle Sale Agreement contains certain customary representations, warranties and covenants of each party, including, among others, certain customary covenants regarding the conduct of the business of Logan Circle, the General Partner and their respective controlled affiliates during the period between the execution of the Logan Circle Sale Agreement and the consummation of the transactions contemplated thereby. The Logan Circle Sale Agreement also contains certain indemnification provisions.

Consummation of the Logan Circle Sale is subject to various closing conditions, including, among others, (i) the receipt of approval, or the expiration or termination of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any preliminary or permanent injunction or other order preventing the closing, (iii) the revenue run-rate for all investment advisory clients of the business at closing being equal to or greater than 80% of the revenue run-rate for such clients as of March 31, 2017, and (iv) the revenue run-rate for certain specified investment advisory clients of the business at closing being equal to or greater than 75% of the revenue run-rate for such clients as of March 31, 2017.

The Sellers and the Parent Buyer have the right to terminate the Logan Circle Sale Agreement under certain circumstances. Those circumstances include, but are not limited to, (i) mutual consent, (ii) material uncured breach by the other party group, (iii) failure to consummate the transactions by December 31, 2017, or (iv) on account of a final, non-appealable order of any governmental authority that permanently restrains, enjoins or otherwise prohibits the closing. In addition, the Sellers may terminate the Logan Circle Sale Agreement if the closing has not occurred by October 31, 2017.

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $72.4 billion in AUM as of June 30, 2017. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,800 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed for the six months ended June 30, 2017, with positive performance in some funds and negative performance in others, and overall our segment operating results (excluding the impact of $22.5 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank) were up in comparison to the same period of 2016. For more information about these topics, please refer to "— Assets Under Management" and "— Performance of our Funds" below.

As of June 30, 2017, we managed the following businesses:

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

Liquid Hedge Funds — a business that manages approximately $4.6 billion of AUM which includes (i) $4.5 billion of AUM relating to funds managed by Graticule Asset Management Asia ("Affiliated Manager" or "Graticule") as a result of the transition of the Fortress Asia Macro Funds and related managed accounts into an autonomous business in January 2015 and (ii) less than $0.1 billion of AUM in funds which invest in Fortress Funds, an externally managed fund and direct investments. Graticule is an external manager in which Fortress has a minority interest and accounts for using the equity method. Fortress also received fees for providing infrastructure services (technology, back office and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

Logan Circle — our traditional asset management business, which has approximately $35.5 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

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

The lack of progress towards the promised fiscal reform from the new Administration throughout the quarter ending June 30, 2017 failed to prevent risk assets from continuing their upward trajectory as equity markets again made record highs during the quarter. The Senate's failure to come to an agreement on a viable alternative for the Affordable Care Act has prevented the new Administration from turning its attention to the fiscal reform they had previously outlined. Additionally, expectations have eased as the Administration has had to deal with questions surrounding the firing of FBI Director James Comey, the investigation into Russian tampering of last year's General Elections and tensions with North Korea. The S&P Index continued to make all-time highs boosted by large-cap technology stocks including Facebook, Amazon and Microsoft while energy stocks underperformed over the quarter as crude oil sold off, especially in the second half of the quarter. Unsurprisingly, the Nasdaq Index rallied driven by those same names and rallied 8.5% up to early June before selling off towards the end of the quarter and closing up 3.9%. Financial stocks finished the quarter strong as the yield curve finally stopped its flattening trend in June. Yields on the shorter end of the yield curve continued to rise as the Federal Open Market Committee ("FOMC") continued tightening monetary policy by increasing the benchmark interest rate by another 0.25% in June. However, the longer end of the yield curve rallied as both economic growth and inflation expectations continued to fade relative to expectations at the end of 2016 when the anticipation of business-friendly fiscal reform pushed the 10 year Treasury yield up 0.75% in the month after the election. The rally reversed towards the end of June along with developed markets in general over the last few weeks of the quarter. The generic front-month contract in WTI Crude Oil finished the quarter down 9.01% with most of that loss coming after OPEC disappointed at their May meeting by not increasing the amount of production cuts. Additionally, the two countries in OPEC exempt from cuts, Libya and Iran, continued producing amounts well in excess of that projected by the market. The supply outlook in oil was further disheveled as U.S. production continued to increase with the rig count increasing by another 94 rigs to a 2 year high of 756 rigs as of the end of June.

Consumer and business sentiment in the United States remains at levels well above their historical averages although they pared back this quarter from the multi-year highs post-election. The labor market continued steadily moving along and added an average of approximately 194,000 jobs per month in the quarter with the unemployment rate hitting a post-crisis low of 4.3% in May. The industrial sector data was mixed as the PMI rose to a 34 month peak in June at 57.8 after disappointing in April and May, while industrial production bounced back to 1.97% year-over-year in June after dipping lower in the first quarter. The underlying economic data has set consensus for second quarter GDP above 2% after the weak 1.4% annualized rate posted in the first quarter. Retail sales continued coming in weak as they did in the first quarter as sales fell in both May and June as discretionary spending from the consumer has softened. Inflation was a huge disappointment with headline inflation at 1.6% year-over-year in June down from 2.7% in February. Core CPI, excluding food and energy, was also poor at 1.7% year-over-year in June which was also down from January when it was reported at 2.3% year-over-year. Given that targeting long-term inflation at 2% is one of the two mandates of the FOMC the weaker inflation figures have become a key focus given the current plan for the FOMC to continue with their path of tightening monetary policy. The FOMC hiked interest rates another 0.25% at their June meeting and many members of the Committee have since indicated a desire to hike at least one more time by year-end should the economy continue on its current trajectory. The Fed also indicated their intentions to begin normalizing their balance sheet this year, potentially as early as September, by halting re-investments in Agency MBS and U.S. Treasuries as they embark on unwinding their post-crisis quantitative easing policy. The recent down-tick in inflation has not impeded their plans as Fed Chair Janet Yellen has indicated that they are watching the data but view the weakness as transitory and expect that the deflationary contribution from lower oil prices and lower wireless service prices will dissipate over time.

There were many positive indications emanating from Europe throughout the second quarter with the election of Emmanuel Macron as President of France in April being the most significant. His party also secured a majority in the legislative elections in June which should allow him to move forward with his planned reforms. Yield on 10 year French sovereign debt decreased from 0.97% at the end of the first quarter to 0.58% on June 14 prior to the broad sell-off in rates through the Eurozone driven by the hawkish speech delivered in Sintra, Portugal by Mario Draghi on June 27. While inflation in Europe remains relatively subdued the economic data has continued to support the economic recovery in the Eurozone. The PMI in the Eurozone was 57.4 in June which was its highest level in 6 years. On the employment front the unemployment rate throughout the Eurozone was 9.3% which was its lowest rate since the crisis. In the United Kingdom, Theresa May called for snap elections to be held on June 9th on the belief that her Conservative party would comfortably secure a majority giving her an easier path to control Brexit negotiations. However, in a surprise result they failed to secure a majority which forced her to form a weaker coalition with the Democratic Unionist Party of Northern Ireland. Immediately after the result of the election the British Pound weakened 2.66% against the U.S. Dollar to 1.264 before bouncing back to 1.303 by quarter-end for a gain of 3.78% over the quarter. The rally in the Pound was partially attributable to the Bank of England reflecting a hawkish attitude and indicating they could potentially being raising their benchmark rates in August as their economy improves and inflation has continued to rise to 2.9% year-over-year, above their target of 2.0%, mostly due to the weaker Pound since Brexit. The Greek government was able to avoid potentially defaulting on its debt as they were able to secure a bail-out from the IMF and the Euro Group to avoid defaulting on principal payments of EUR 7 billion due in July. The bail-out, along with an upgrade in Greek sovereign debt by Moody's, pushed 10 year Sovereign Yields in Greece down to a post-crisis low of 5.42% from over 7.0% back in April of this year. The European Central Bank continued with their Asset Purchase Programme although the focus shifted to the time when they would indicate the tapering of the Programme and an end of their quantitative easing policy. Even with inflation failing to firm enough to approach their target a few of the members of the Bank as well as Mario Draghi indicated they may be willing to look beyond the lagging inflation in determining the future path of policy. The speech increased expectations that the ECB would begin their tapering process sooner than the market had previously expected which led to a sell-off in bonds and pushed the yield on German Bunds 0.21% higher over the last week of the quarter. The sell-off spilled over to the rest of the world, especially in developed markets, as the Fed started looking ahead to the normalization of their balance sheet and the Bank of Canada was ready to hike their benchmark rate at their July meeting.

China's currency continued to strengthen with the Yuan fix shifting 1.81% over the quarter to 6.774 at the end of June which continued to alleviate concerns of a potential Yuan depreciation impacting markets globally. Foreign exchange reserves increased in June for the 5th consecutive month as the government has not been forced to draw down on their reserves to support the Yuan against the U.S. Dollar given the weakness in the Dollar. Chinese banks have tightened rules to try to prevent a housing bubble by setting higher mortgage rates and imposing higher down-payment rules on the purchase of second homes. Prices in Tier 1 and Tier 2 cities have decelerated as a result while Tier 3 cities continue to see housing prices increase at a record pace. The People's Bank of China continued draining cash from the financial system to clamp down on the flow of credit by raising their benchmark interest rate to a two-year high and squeezing liquidity in the system which also pushed the interbank lending rate to two-year highs. Fixed asset investment was 8.6% year-over-year in May which was slightly down from the 9.2% rise in March as businesses slowed down spending in the quarter. Chinese exports were very strong over the quarter rising for the fourth consecutive quarter to 11.3% year-over-year in June as China benefited from the boost in global demand. Lastly, the Chinese A-Share Equity Index rallied 10.12% over the quarter as a result of the decision by the MSCI to include 222 large-cap A-Share stocks to its emerging market indices.

A weaker U.S. Dollar and stronger global demand continued to benefit emerging markets as the Morgan Stanley Emerging Market Equity Index ended up 5.56% for the quarter while the Emerging Markets Bond ETF was up 1.75% for the quarter even taking into account the sell-off in global interest rates towards the end of the quarter. The higher yields helped most emerging market currencies outperform the weaker U.S. Dollar over the quarter. The Central Bank in Mexico, Banxico, continued hiking interest rates in response to the FOMC as their benchmark rate increased from 6.50% to 7.00% helping the Mexican Peso strengthen against the U.S. Dollar for the second straight quarter and received a boost by Donald Trump's lack of follow-through on building the border wall. In Brazil, the main news concerned the publication of an audio recording in which the President Michel Temer was discussing pay-offs. This led to the immediate call for his impeachment along with mass protests and markets responded accordingly as the Bovespa Index hit circuit breakers and fell 8.80% the day the news came out while the Brazilian Real weakened 7.30%. Both retraced some of their losses as markets calmed as it appears Temer will stay in office and be able to continue with his planned reforms. The Argentine Peso depreciated 8.08% against the U.S. Dollar over the quarter after MSCI announced in June they had decided not to upgrade the country from a frontier to an emerging market. One other noteworthy event in Argentina was the official return to politics of Former President Cristina Fernandez, who launched a bid for Senate on June 24 to run in the mid-term elections in October although she is not expected to pose a threat to President Mauricio Macri's push to build on his support and deepen his free-market reforms. Turning to the Middle East, the announcement of a new Crown Prince, Mohammed bin Salman, was a positive given the future leader has expressed a desire to turn Saudi Arabia from being so reliant on oil and opening up their economy and markets to foreign investment. However, amidst that positive a political crisis has continued to develop as Saudi Arabia severed diplomatic ties with Qatar in early June and closed their borders with the country which has brought tensions in the region.

Japan's economy continued to improve in the second quarter as their exports expanded at the fastest pace in more than two years in May as they continued to benefit from global demand and a weakening currency with the Japanese Yen declining 0.88% and 8.20% against the U.S. Dollar and the Euro, respectively. This was coupled with the country's industrial production hitting a 3 year high in May as well as a negative trade deficit indicating that domestic demand is strengthening as well. The Bank of Japan continued to attempt to stimulate their economy by buying Japanese Governments Bonds as they focus on maintaining the 10 year yield at 0.10% and have also maintained that they do not intend on tightening anytime soon. South Korea held snap elections in early May after the impeachment of Park Geun-Ho as Moon Jae-In won the election comfortably and has pledged to review the U.S. deployment of anti-missile defense radar, among other things, as he stresses diplomacy over confrontation with North Korea. South Korea's Kospi Index continues to rally and hit record highs in the second quarter and finished up 11.09% in the quarter. Tensions with North Korea continued to escalate as Kim Jong Un continues to fire missiles and make declarations that he will be able to reach the United States in the near future adding to the stress between North Korea and the rest of the world.

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

Solving for funding gaps and low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. However, investors in the alternative investment space have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. In addition, investors have continued to focus on fees and weak performance of certain asset classes within the alternative investment industry, tempering positivity in the industry. Investors in long-term, locked-up (i.e., "private equity style") funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (H)
	Funds (H)	Permanent Capital Vehicles	Hedge Funds (I)	PE Funds	Liquid Hedge Funds (I)	Logan Circle	Total
AUM December 31, 2016	$6,532	$6,961	$8,803	$9,306	$4,589	$33,436	$69,627
Capital raised (A)	—	835	27	—	—	—	862
Increase in invested capital	22	—	44	675	—	—	741
Redemptions (B)	—	—	(143)	—	—	—	(143)
RCA distributions (C)	—	—	(319)	—	—	—	(319)
Return of capital distributions (D)	(119)	(114)	(8)	(573)	(170)	—	(984)
Crystallized incentive income (E)	—	—	(108)	—	—	—	(108)
Equity buyback	—	(5)	—	—	—	—	(5)
Change in AUM of the Affiliated Manager and co-managed funds	—	—	(263)	—	151	—	(112)
Net client flows (traditional)	—	—	—	—	—	342	342
Income (loss) and foreign exchange (F)	415	155	277	(10)	(12)	1,705	2,530
AUM June 30, 2017 (G)	$6,850	$7,832	$8,310	$9,398	$4,558	$35,483	$72,431

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2017, if any. Redemptions are further detailed below.

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

(H)
As of June 30, 2017, the private equity funds and credit funds had approximately $0.7 billion and $6.8 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $3.0 billion is only available for follow-on investments, management fees and other fund expenses.

(I)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under the Affiliated Manager. As of June 30, 2017 and December 31, 2016, liquid hedge funds AUM included $4.5 billion and $4.4 billion, respectively, related to the Affiliated Manager and credit hedge funds AUM included $1.4 billion and $1.7 billion, respectively, related to co-managed funds.

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

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2017 for the credit hedge funds (in thousands):

Request/Notice Receipt Period	Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (A)	Remaining Outstanding Requests
2017	$27,301	(D)	$—	$27,301
2016	737,539		245,330	513,466
2015	773,268		477,569	349,887
Prior				251,738	(B)
				$1,142,392	(C)

(A)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(B)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(C)
Reflects (i) $1.1 billion in RCAs which are to be paid over time as the underlying investments are realized and (ii) $27.3 million of 2017 redemption requests outstanding as of June 30, 2017. All or a portion of the $27.3 million of 2017 redemption requests outstanding may also be deemed as RCA. Any 2017 redemption requests not deemed to be RCA will be paid in the first quarter of 2018. The determination of whether the current year's redemption requests are RCA is generally made by December 31.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	June 30, 2017
Private Equity
Private Equity Funds that Report IRR's
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	N/A	35.5%
Fund III	Sep-04	In Liquidation	—	—	1.9%
Fund III Coinvestment	Nov-04	In Liquidation	—	—	0.9%
Fund IV	Mar-06	(A)	1,765	1,455	(0.3)%
Fund IV Coinvestment	Apr-06	(A)	320	290	(1.6)%
Fund V	May-07	Feb-18	2,896	3,024	3.8%
Fund V Coinvestment	Jul-07	Feb-18	346	315	(5.7)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	(A)	—	—	(100.0)%
FHIF (Holiday)	Dec-06	(A)	464	459	1.7%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	486	398	(1.5)%
MSR Opportunities Fund I A	Aug-12	Aug-22	89	136	12.5%
MSR Opportunities Fund I B	Aug-12	Aug-22	22	34	12.4%
MSR Opportunities Fund II A	Jul-13	Jul-23	88	112	7.9%
MSR Opportunities Fund II B	Jul-13	Jul-23	1	2	7.3%
MSR Opportunities MA I	Jul-13	Jul-23	20	26	8.0%
Italian NPL Opportunities Fund	Dec-13	Sep-24	163	225	(C)
Fortress Equity Partners	Mar-14	Mar-24	190	164	(C)

Continued on next page.

			AUM		Returns (B)
						Six Months Ended
	Inception		June 30,		Inception	June 30,
Name of Fund	Date	Maturity Date (A)	2017	2016	to Date (D)	2017	2016
Publicly Traded Permanent Capital Vehicles
Drive Shack Inc. (E)	Jun-98	Permanent	$681	$680	N/A	N/A	10.5%
New Residential Investment Corp.	May-13	Permanent	3,782	2,689	N/A	12.9%	13.3%
Eurocastle Investment Limited (E)	Oct-03	Permanent	627	510	N/A	7.0%	8.3%
New Media Investment Group Inc.	Feb-14	Permanent	707	637	N/A	10.4%	7.3%
New Senior Investment Group Inc.	Nov-14	Permanent	1,020	1,024	N/A	10.3%	9.7%
Fortress Transportation and Infrastructure Investors LLC	May-15	Permanent	1,015	1,104	N/A	8.3%	14.4%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02	Non-redeemable	35	112	5.9%	(G)	(G)
Fortress Macro Funds	May-09	Closed Nov-15	N/A	N/A	2.8%	N/A	N/A
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	N/A	5.6%	N/A	N/A
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	N/A	(3.5)%	N/A	N/A
Fortress Partners Fund LP	Jul-06	Non-redeemable	5	133	1.6%	(G)	(G)
Fortress Partners Offshore Fund LP	Nov-06	Non-redeemable	2	82	1.7%	(G)	(G)
Fortress Centaurus Global Funds	Jun-14	Closed Sep-16	N/A	182	(3.1)%	N/A	(4.3)%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	N/A	(3.8)%	N/A	0.3%

Credit Hedge Funds
Drawbridge Special Opp's Fund LP (F)	Aug-02	PE style redemption	4,773	4,626	10.6%	3.6%	3.4%
Drawbridge Special Opp's Fund LTD (F)	Aug-02	PE style redemption	1,133	1,133	9.4%	3.2%	0.1%
Worden Fund	Jan-10	PE style redemption	104	167	9.2%	(G)	0.3%
Worden Fund II	Aug-10	Closed Feb-16	N/A	N/A	7.0%	N/A	(2.7)%
Japan Income Fund (Yen only)	Dec-13	Redeemable	160	123	(B)	(B)	(B)
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	666	755	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	40	82	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	June 30, 2017
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$589	$579	23.1%
Credit Opportunities Fund II	Jul-09	Jul-22	422	462	15.9%
Credit Opportunities Fund III	Sep-11	Mar-24	1,215	1,568	10.5%
Credit Opportunities Fund IV	Feb-15	Feb-27	1,039	547	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,420	1,649	14.4%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	751	411	(C)
Long Dated Value Fund I	Apr-05	Apr-30	50	29	5.7%
Long Dated Value Fund II	Nov-05	Nov-30	55	95	4.3%
Long Dated Value Fund III	Feb-07	Feb-32	75	75	6.1%
LDVF Patent Fund	Nov-07	Nov-27	5	4	2.6%
Real Assets Fund	Jun-07	In Liquidation	—	33	6.3%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	63	124	28.0%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	322	399	22.0%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	370	493	27.2%
Japan Opportunity Fund III (Dollar)	Dec-14	Oct-24	470	470	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Oct-24	694	756	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	N/A	21.2%
Global Opportunities Fund	Sep-10	Sep-20	141	198	8%
Global Opportunities Fund II	Jul-15	Jul-26	227	128	(C)
Life Settlements Fund	Dec-10	Dec-22	119	105	(C)
Life Settlements Fund MA	Dec-10	Dec-22	10	9	(C)
Real Estate Opportunities Fund	May-11	Sep-24	39	76	15.9%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	21	33	11.5%
Secured Lending Fund I	Oct-16	Mar-24	154	N/A	(C)
FJOF3 Residential Coinvestment Fund (Yen)	Mar-17	Mar-27	47	N/A	(C)
FJOF3 Residential Coinvestment Fund (Dollar)	Mar-17	Mar-27	100	N/A	(C)
Subtotal - all funds			30,998	29,922
Affiliated Manager, co-managed funds and managed accounts (I)			5,950	6,193
Total - Alternative Investments			36,948	36,115
Logan Circle			35,483	34,080
Total (J)			$72,431	$70,195

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. Although Fund IV, Fund IV Coinvestment, FICO (Intrawest) and FHIF (Holiday) have passed their contractual maturity, Fortress continues to actively manage the funds' portfolio of investments which include various operating companies. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents ("PE style redemption"). The JP Funds' AUM includes $436.7 million of permanent equity which is not subject to redemption. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 87% of our alternative investment AUM as of June 30, 2017.

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
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special or supplemental dividends, including those declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. Drive Shack Inc. elected not to pay a common stock dividend during the six months ended June 30, 2017.
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

(D)
For credit hedge funds and liquid hedge funds, reflects a composite of monthly returns presented on an annualized net return basis. For the Drawbridge Global Macro Funds and Fortress Partners Funds, inception to date returns are through October 31, 2015 and December 31, 2015, respectively. For the Worden Fund, inception to date returns are through December 31, 2016. Also see Note (G) below.

(E)	Effective December 2016, Newcastle Investment Corp. changed its name to Drive Shack Inc.. For Eurocastle, June 30, 2017 AUM is as of March 31, 2017.

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

(J)
In addition to the funds listed, Fortress manages Credit Asset-Based Income Fund, CFT Co-invest Fund (CAD and USD) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest), Fortress Macro Funds, Fortress Macro MA1, Fortress Redwood Fund LTD, Fortress Convex Asia Funds, Worden Fund II and Net Lease Fund I had no AUM or were closed as of June 30, 2017 and 2016, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see "— Segment Analysis" section herein.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2017	2016		$2017	2016	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$245,879	$253,778	$(7,899)	$119,710	$126,388	$(6,678)
Management fees: non-affiliates	28,697	27,611	1,086	14,474	14,192	282
Incentive income: affiliates	85,785	53,938	31,847	55,412	22,160	33,252
Incentive income: non-affiliates	1,191	9,862	(8,671)	781	9,411	(8,630)
Expense reimbursements: affiliates	112,787	111,439	1,348	54,493	56,148	(1,655)
Expense reimbursements: non-affiliates	911	2,806	(1,895)	292	1,649	(1,357)
Other revenues	3,967	4,889	(922)	1,827	2,758	(931)
Total Revenues	479,217	464,323	14,894	246,989	232,706	14,283

Expenses
Compensation and benefits	345,392	355,484	(10,092)	163,400	191,279	(27,879)
General, administrative and other expense (including depreciation and amortization)	101,400	83,983	17,417	44,000	44,591	(591)
Interest expense	4,205	6,019	(1,814)	2,226	2,982	(756)
Total Expenses	450,997	445,486	5,511	209,626	238,852	(29,226)

Other Income (Loss)
Gains (losses)	2,066	(23,939)	26,005	(18,373)	(7,266)	(11,107)
Tax receivable agreement liability adjustment	—	(2,699)	2,699	—	—	—
Earnings (losses) from equity method investees	6,644	(29,887)	36,531	26,512	(9,107)	35,619
Total Other Income (Loss)	8,710	(56,525)	65,235	8,139	(16,373)	24,512

Income (Loss) Before Income Taxes	36,930	(37,688)	74,618	45,502	(22,519)	68,021
Income tax benefit (expense)	(11,955)	(4,855)	(7,100)	(13,693)	(4,072)	(9,621)
Net Income (Loss)	$24,975	$(42,543)	$67,518	$31,809	$(26,591)	$58,400

Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$13,716	$(19,572)	$33,288	$17,301	$(12,146)	$29,447
Net Income (Loss) Attributable to Class A Shareholders	11,259	(22,971)	34,230	14,508	(14,445)	28,953
	$24,975	$(42,543)	$67,518	$31,809	$(26,591)	$58,400

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Six Months Ended	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds (B)	Credit PE Funds	Liquid Hedge Funds (C)	Logan Circle	Total
June 30, 2017	$6,692	$7,536	$8,582	$9,267	$4,449	$34,212	$70,738
June 30, 2016	$7,603	$6,744	$8,992	$9,301	$5,134	$32,686	$70,460

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds (B)	Credit PE Funds	Liquid Hedge Funds (C)	Logan Circle	Total
June 30, 2017	$6,772	$7,824	$8,472	$9,248	$4,378	$34,601	$71,295
June 30, 2016	$6,910	$6,709	$9,151	$9,298	$4,997	$33,441	$70,506

(A)
During 2017 and 2016, certain publicly traded permanent capital vehicles had share repurchase programs to purchase common stock which reduces fee paying AUM upon repurchase. During the six months ended June 30, 2017 and year ended December 31, 2016, these repurchase programs resulted in an AUM decrease of $5.2 million and $124.8 million, respectively. As of June 30, 2017, there is remaining capacity under an active share repurchase program to purchase up to $95.0 million of common stock which would reduce fee paying AUM upon repurchase.

(B)	In March 2016 Fortress became investment manager of the JP Funds.

(C)
Liquid hedge funds includes average fee paying AUM of the Affiliated Manager of $4.3 billion and $4.4 billion for the six months ended June 30, 2017 and 2016, and $4.3 billion and $4.5 billion for the three months ended June 30, 2017 and 2016, respectively.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. For the six and three months ended June 30, 2016, the Fortress Convex Asia Funds had average fee paying AUM of $162.3 million and $176.7 million, respectively. Total management fees for the Fortress Convex Asia Funds were $1.1 million and $0.6 million for the six months and three months ended June 30, 2016, respectively. There was no incentive income for the six months and three months ended June 30, 2016, respectively.
During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. For the six months and three months ended June 30, 2016, the Fortress Centaurus Global Funds had average fee paying AUM of $197.2 million and $193.8 million, respectively, management fees of $1.0 million and $0.5 million, respectively, and incentive income of less than $0.1 million in each period.

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

As of June 30, 2017, we had $24.6 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2016, we had $23.2 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The increase in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to (i) a certain permanent capital vehicle that was at or above its incentive income threshold as of December 31, 2016 and raised capital during the six months ended June 30, 2017, (ii) positive performance from certain Logan Circle managed accounts and (iii) certain credit PE funds which had positive performance during the six months ended June 30, 2017, partially offset by a net decrease in invested capital due to net distributions. These increases were partially offset by a certain credit hedge fund not achieving its performance threshold as compared to the prior period.

Additionally, the June 30, 2017 incentive eligible NAV in the Fortress Funds at or above their incentive income threshold increased from $22.6 billion as of March 31, 2017 primarily related to (i) certain permanent capital vehicles and credit PE funds that were below their incentive income thresholds as of March 31, 2017, which had positive performance and exceeded their thresholds as of June 30, 2017 and (ii) positive performance from certain Logan Circle managed accounts.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 1,048 asset management employees as of June 30, 2017 from 1,117 asset management employees as of June 30, 2016 primarily related to our liquid hedge fund business. Additionally, we had 1,485 employees as of June 30, 2017 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) which decreased compared to 1,882 such employees as of June 30, 2016.

Revenues

Six months ended June 30

Total revenues were $479.2 million for the six months ended June 30, 2017, a net increase of $14.9 million, compared to $464.3 million for the six months ended June 30, 2016.

The increase in revenues of $14.9 million was primarily attributable to increases of (i) $31.8 million in incentive income from affiliates, (ii) $1.3 million in expense reimbursements from affiliates and (iii) $1.1 million in management fees from non-affiliates. These increases were partially offset by decreases of (i) $8.7 million in incentive income from non-affiliates, (ii) $7.9 million in management fees from affiliates and (iii) $1.9 million in expense reimbursements from non-affiliates.

The decrease in management fees from affiliates of $7.9 million was primarily attributable to decreases of (i) $11.7 million from our liquid hedge funds primarily as a result of the termination of the infrastructure services agreement with Graticule in May 2016, Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM, based on a simple quarterly average, of our other liquid hedge funds, (ii) $11.2 million from our private equity funds as a result of net decreases in their average management fee paying AUM of $0.9 billion, (iii) $2.4 million related to the co-management of the Mount Kellett Funds and (iv) $1.4 million from our credit PE funds. These decreases were partially offset by (i) $8.1 million related to permanent capital vehicle options granted to Fortress by New Residential during the six months ended June 30, 2017, (ii) a net increase from our permanent capital vehicles of $7.0 million as a result of a net increase in their average AUM of $0.8 billion primarily related to capital raised by New Residential, (iii) an increase of $1.6 million related to the management of the JP Funds which began in March 2016 and (iv) a net increase of $2.1 million from our other credit hedge funds as a result of increases in their average AUM of $0.2 billion.

The increase in management fees from non-affiliates of $1.1 million was primarily related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.4 billion.

The increase in incentive income from affiliates of $31.8 million was primarily attributable to (i) a net increase of $43.2 million in incentive income from our permanent capital vehicles, primarily related to an increase of $43.2 million in incentive income from New Residential and (ii) a net increase of $0.9 million from our credit hedge funds primarily due to an increase in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds. These increases were partially offset by (i) a net decrease of $11.3 million from our credit PE funds related to a decrease in non-clawbackable incentive income as a result of a decrease in proceeds from realization events, partially offset by an increase in non-clawbackable tax distributions, and (ii) a $0.9 million decrease in crystallized incentive income earned from our liquid hedge funds.

The decrease in incentive income from non-affiliates of $8.7 million was primarily related to a decrease in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The increase in expense reimbursements from affiliates of $1.3 million was primarily related to an increase in operating expenses eligible for reimbursement from our credit funds, partially offset by decreases in operating expenses eligible for reimbursement from our private equity funds and permanent capital vehicles.

The decrease in expense reimbursements from non-affiliates of $1.9 million was primarily related to a decrease in operating expenses eligible for reimbursement from our senior living property manager.

Expenses

Six months ended June 30

Expenses were $451.0 million for the six months ended June 30, 2017, a net increase of $5.5 million, compared to $445.5 million for the six months ended June 30, 2016. The increase in expenses is primarily due to an increase in general, administrative and other expenses (including depreciation and amortization) of $17.4 million. This increase was partially offset by (i) a decrease in compensation and benefits of $10.1 million and (ii) a decrease of $1.8 million in interest expense.

Total compensation and benefits decreased by $10.1 million primarily due to a $40.4 million decrease in profit sharing expenses related to our credit PE funds and permanent capital vehicles, including the impact of tandem options, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds. This decrease was offset by (i) a $16.7 million increase in discretionary bonuses, (ii) a $7.0 million increase in profit sharing expense related to our credit hedge funds and private equity funds, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds, (iii) a $4.0 million increase in Principal Performance Payments in our private equity business and credit business as a result of changes in the performance of relevant funds and (iv) a $3.3 million increase in other payroll, taxes and benefits.

The increase in general, administrative and other expenses of $17.4 million was due to (i) an increase of $21.1 million in professional fees primarily related to $22.5 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the six months ended June 30, 2017 and (ii) an increase of $2.7 million in rent expense. These increases were partially offset by decreases of (i) $3.2 million in depreciation and amortization, (ii) $2.0 million in general and other expenses and (iii) $1.2 million in market data costs.

The decrease in interest expense of $1.8 million primarily related to a decrease in the average outstanding debt balance for the six months ended June 30, 2017, as compared to the prior period. The average outstanding debt balance decreased primarily from a $77.8 million repayment of a promissory note to a former principal during the third quarter of 2016.

Revenues

Three months ended June 30

Total revenues were $247.0 million for the three months ended June 30, 2017, a net increase of $14.3 million, compared to $232.7 million for the three months ended June 30, 2016.

The increase in revenues of $14.3 million was primarily attributable to an increase of $33.3 million in incentive income from affiliates. This increase was partially offset by decreases of (i) $8.6 million in incentive income from non-affiliates, (ii) $6.7 million in management fees from affiliates, (iii) $1.7 million in expense reimbursements from affiliates and (iv) $1.4 million in expense reimbursements from non-affiliates.

The decrease in management fees from affiliates of $6.7 million was primarily attributable to decreases of (i) $5.6 million from our private equity funds as a result of net decreases in their average management fee paying AUM of $0.1 billion, (ii) $5.3 million from our liquid hedge funds primarily as a result of the termination of the infrastructure services agreement with Graticule in May 2016, Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM, based on a simple quarterly average, of our other liquid hedge funds, (iii) $0.6 million related to the co-management of the Mount Kellett Funds and (iv) $0.4 million from our credit PE funds. These decreases were partially offset by (i) a net increase from our permanent capital vehicles of $4.0 million as a result of a net increase in their average AUM of $1.1 billion, primarily related to capital raised by New Residential and (ii) a net increase of $1.2 million from our other credit hedge funds as a result of increases in their average AUM of $0.2 billion.

The increase in management fees from non-affiliates of $0.3 million was primarily related to Logan Circle as a result of an increase in average AUM from non-affiliates of $1.0 billion.

The increase in incentive income from affiliates of $33.3 million was primarily attributable to (i) a net increase of $32.6 million in incentive income from our permanent capital vehicles primarily related to New Residential and (ii) a net increase of $2.7 million from our credit PE funds related to an increase in non-clawbackable tax distributions. These increases were partially offset by a decrease of $2.0 million from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds.

The decrease in incentive income from non-affiliates of $8.6 million was primarily related to a decrease in crystallized incentive income from a certain credit PE managed account as a result of realization events.

The decrease in expense reimbursements from affiliates of $1.7 million was primarily related to decreases in operating expenses eligible for reimbursement from our private equity funds and permanent capital vehicles, partially offset by an increase in operating expenses eligible for reimbursement from our credit funds.

The decrease in expense reimbursements from non-affiliates of $1.4 million was primarily related to a decrease in operating expenses eligible for reimbursement from our senior living property manager.

Expenses

Three months ended June 30

Expenses were $209.6 million for the three months ended June 30, 2017, a net decrease of $29.2 million, compared to $238.9 million for the three months ended June 30, 2016. The decrease in expenses is primarily due to (i) a decrease in compensation and benefits of $27.9 million, (ii) a $0.8 million decrease in interest expense and (iii) a $0.6 million decrease in general, administrative and other expenses (including depreciation and amortization).

Total compensation and benefits decreased by $27.9 million primarily due to (i) a $35.5 million decrease in profit sharing expenses related to our credit hedge funds, credit PE funds and permanent capital vehicles, including the impact of tandem options, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds, (ii) a $4.2 million decrease in other payroll, taxes and benefits and (iii) a $1.8 million decrease in Principal Performance

Payments in our credit and private equity businesses as a result of changes in the performance of relevant funds. These decreases were partially offset by (i) a $10.2 million increase in discretionary bonuses, (ii) a $1.9 million increase in profit sharing expenses related to our private equity funds as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective fund and (iii) a $1.6 million increase in equity based compensation.

The decrease in general, administrative and other expenses of $0.6 million was due to decreases of (i) $1.4 million in depreciation and amortization and (ii) $0.5 million in general and other expenses and (iii) $0.5 million in market data costs. These decreases were partially offset by an increase of $1.8 million in rent expense.

The decrease in interest expense of $0.8 million primarily related to a decrease in the average outstanding debt balance for the three months ended June 30, 2017, as compared to the prior period. The average outstanding debt balance decreased primarily from a $77.8 million repayment of a promissory note to a former principal during the third quarter of 2016.

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

In future periods, we will further recognize non-cash compensation expense on our unvested equity-based awards outstanding as of June 30, 2017 of $54.7 million with a weighted average recognition period of 3.1 years.

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

As of June 30, 2017, we have $1.4 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $566.4 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Six months ended June 30

Other income (loss) was $8.7 million for the six months ended June 30, 2017, a net increase of $65.2 million, compared to $(56.5) million for the six months ended June 30, 2016. The net increase was primarily related to (i) net earnings from equity method investees of $6.6 million for the six months ended June 30, 2017, as compared to a net losses of $29.9 million for the six months ended June 30, 2016, resulting in a net increase of $36.5 million, primarily with respect to our investments in our private equity business, (ii) a net realized and unrealized loss of $5.1 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the six months ended June 30, 2017, as compared to a net realized and unrealized loss of $34.9 million for the six months ended June 30, 2016, resulting in a net increase of $29.7 million and (iii) the recognition of a $2.7 million expense associated with an increase in the tax receivable agreement liability for the six months ended June 30, 2016. These increases were partially offset by a decrease of $5.8 million in net realized and unrealized gains in the fair value of our direct investments, primarily options and common stock held in our publicly traded private equity portfolio companies.

Three months ended June 30

Other income (loss) was $8.1 million for the three months ended June 30, 2017, a net increase of $24.5 million, compared to $(16.4) million for the three months ended June 30, 2016. The net increase was primarily related to (i) net earnings from equity method investees of $26.5 million for the three months ended June 30, 2017, as compared to net losses of $9.1 million for the three months ended June 30, 2016, resulting in a net increase of $35.6 million, primarily with respect to our investments in our private equity business and (ii) a net realized and unrealized gain of $2.9 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended June 30, 2017, as compared to a net realized and unrealized loss of $21.6 million for the three months ended June 30, 2016, resulting in a net increase of $24.6 million. These increases were partially offset by a net realized and unrealized loss of $22.3 million in the fair value of our direct investments, primary options and common stock held in our publicly traded private equity portfolio companies, for the three months ended June 30, 2017, as compared to a net realized and unrealized gain of $15.0 million for the three months ended June 30, 2016, resulting in a net decrease of $37.3 million.

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

Six months ended June 30

For the six months ended June 30, 2017 and 2016, Fortress recognized income tax expense (benefit) of $12.0 million and $4.9 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance and (iv) the tax impact of RSUs that vested and were delivered at amounts different than their grant date estimated fair value.

Three months ended June 30

For the three months ended June 30, 2017 and 2016, Fortress recognized income tax expense (benefit) of $13.7 million and $4.1 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance and (iv) the tax impact of RSUs that vested and were delivered at amounts different than their grant date estimated fair value.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Six Months Ended June 30, 2017 vs. 2016
Change in pre-tax income applicable to Class A Shareholders (A)	$13,770
Change in foreign and state income taxes (B)	(2,209)
Change in mix of business (C)	(5,433)
Change in deferred tax asset valuation allowance and related adjustments (D)	2,128
Tax receivable agreement liability adjustment (E)	(945)
Change in deferred tax asset impact of equity compensation delivery (F)	(253)
Change in tax credits and other deductions	42
Total change (F)	$7,100

(A)
Changes in pre-tax income applicable to Class A shareholders are due to an increase or decrease in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders' ownership interest in Fortress Operating Group.

(B)	Primarily related to a decrease in foreign taxes due to a decrease in foreign-sourced income.

(C)
For the six months ended June 30, 2017, the amount of income passed through to non-corporate tax paying shareholders was higher when compared to the six months ended June 30, 2016, resulting in an decrease in income tax expense in 2017.

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

(F)
As a result of the adoption of ASU 2016-09 effective January 1, 2017 (see Note 1), tax shortfalls or excess tax benefits associated with RSU deliveries are prospectively recorded as income tax expense. Previously, tax shortfalls were recorded as income tax expense only to the extent Fortress did not have prior excess tax benefits. In 2016 Fortress had prior excess tax benefits, as such tax shortfalls associated with RSU deliveries were recorded as an adjustment to shareholders' equity.

(G)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Six months ended June 30

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries increased from $(19.6) million to $13.7 million, an increase of $33.3 million, primarily attributable to an increase of $34.0 million in the amount of consolidated net income allocable to the FOG units held by the principals, partially offset by (i) a decrease of $0.6 million in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 and (ii) a decrease of $0.1 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the issuance of Class A shares related to equity-based compensation and the conversion of FOG units by a former senior employee during the third quarter of 2016. The $34.0 million increase in the amount of consolidated net income allocable to the FOG units held by the principals was primarily a result of an increase of $77.6 million in Fortress's shareholders' net income in Fortress Operating Group during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Three months ended June 30

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries increased from $(12.1) million to $17.3 million, an increase of $29.4 million, primarily attributable to an increase of $29.5 million in the amount of consolidated net income allocable to the FOG units held by the principals during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, partially offset by a decrease of $0.1 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the issuance of Class A shares related to equity-based compensation and the conversion of FOG units by a former senior employee during the third quarter of 2016. The $29.5 million increase in the amount of consolidated net income allocable to the FOG units held by the principals was primarily a result of an increase of $67.3 million in Fortress's shareholders' net income in Fortress Operating Group during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

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

For segment results of operations, the amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the six months ended June 30, 2017, interest expense, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$40,253	$51,490	$(11,237)	$20,085	$25,732	$(5,647)
Incentive Income	1,000	—	1,000	1,000	—	1,000
Segment revenues — total	$41,253	$51,490	$(10,237)	$21,085	$25,732	$(4,647)
Pre-tax distributable earnings	$25,577	$30,721	$(5,144)	$13,238	$16,275	$(3,037)

Six months ended June 30

Pre-tax distributable earnings decreased by $5.1 million primarily due to:

Revenues

Management fees were $40.3 million for the six months ended June 30, 2017, a net decrease of $11.2 million, compared to $51.5 million for the six months ended June 30, 2016. The decrease in management fees was primarily attributable to decreases from Fund V, Fund V Coinvestment, Fund IV, Fund IV Coinvestment, FHIF, and the MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period.
Incentive income was $1.0 million for the six months ended June 30, 2017 related to the MSR Opportunities Funds.

Expenses

Expenses were $15.8 million for the six months ended June 30, 2017, a net decrease of $4.2 million, compared to $20.0 million for the six months ended June 30, 2016. The decrease in expenses was primarily attributable to (i) a $4.0 million decrease in compensation and benefits expense and (ii) a $0.5 million net decrease in general and administrative and corporate allocable expenses. These decreases were partially offset by an increase of $0.3 million in profit sharing compensation expense and accruals for Principal Performance Payments related to the increase in incentive income as described above for the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.1 million for the six months ended June 30, 2017, a net increase of $0.9 million, compared to $(0.8) million for the six months ended June 30, 2016. The increase in net investment income was primarily attributable to a $1.3 million impairment of a certain private equity investment during the six months ended June 30, 2016, partially offset by a $0.3 million decrease in the distribution of earnings related to realization events.

Three months ended June 30

Pre-tax distributable earnings decreased by $3.0 million primarily due to:

Revenues

Management fees were $20.1 million for the three months ended June 30, 2017, a net decrease of $5.6 million, compared to $25.7 million for the three months ended June 30, 2016. The decrease in management fees was primarily attributable to decreases from Fund V, Fund V Coinvestment, Fund IV, Fund IV Coinvestment, FHIF, and the MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period.

Incentive income was $1.0 million for the three months ended June 30, 2017 related to the MSR Opportunities Funds.

Expenses

Expenses were $7.9 million for the three months ended June 30, 2017, a net decrease of $1.8 million, compared to $9.7 million for the three months ended June 30, 2016. The decrease in expenses was primarily attributable to (i) a $2.1 million decrease in compensation and benefits expense and (ii) a $0.1 million net decrease in general and administrative and corporate allocable expenses. These decreases were partially offset by an increase of $0.3 million in profit sharing compensation expense and accruals for Principal Performance Payments related to the increase in incentive income as described above for the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was less than $0.1 million for the three months ended June 30, 2017, a decrease of $0.3 million, compared to $0.3 million for the three months ended June 30, 2016. The decrease in net investment income was attributable to a $0.3 million decrease in the distribution of earnings related to realization events.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$61,165	$54,430	$6,735	$30,965	$27,128	$3,837
Incentive Income	64,095	15,920	48,175	48,248	13,720	34,528
Segment revenues — total	$125,260	$70,350	$54,910	$79,213	$40,848	$38,365
Pre-tax distributable earnings	$63,993	$26,886	$37,107	$44,517	$17,736	$26,781

Six months ended June 30

Pre-tax distributable earnings increased by $37.1 million primarily due to:

Revenues

Management fees were $61.2 million for the six months ended June 30, 2017, a net increase of $6.7 million compared to $54.4 million for the six months ended June 30, 2016. The increase in management fees was primarily attributable to increases of (i) $7.8 million from New Residential and New Media related to increases in average AUM as a result of equity raised during 2017 and 2016. This increase was partially offset by a decrease of $1.1 million primarily from FTAI as a result of a decrease in average AUM due to losses and distributions during 2017 and 2016 as fees are based on net equity.

Incentive income was $64.1 million for the six months ended June 30, 2017, a net increase of $48.2 million, compared to $15.9 million of incentive income recognized for the six months ended June 30, 2016. The increase in incentive income was primarily attributable to increases of (i) $43.2 million in incentive income related to New Residential, (ii) $4.9 million in incentive income related to Eurocastle and (iii) $2.6 million in incentive income related to New Senior. These increases were partially offset by a decrease of $2.5 million in incentive income related to New Media for the six months ended June 30, 2017, as compared to the prior period.

Expenses

Expenses were $62.5 million for the six months ended June 30, 2017, a net increase of $17.7 million, compared to $44.8 million for the six months ended June 30, 2016. The increase in expenses was primarily attributable to increases of (i) $16.3 million in compensation and benefits expense and (ii) $5.8 million in accruals for Principal Performance Payments. These increases were partially offset by (i) a $4.1 million decrease in profit sharing compensation expense and (ii) a $0.3 million net decrease in general and administrative and corporate allocable expenses for the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.3 million for the six months ended June 30, 2017 and 2016. Net investment income consisted primarily of dividends from our investments held in the publicly traded permanent capital vehicles.

Three months ended June 30

Pre-tax distributable earnings increased by $26.8 million primarily due to:

Revenues

Management fees were $31.0 million for the three months ended June 30, 2017, a net increase of $3.8 million compared to $27.1 million for the three months ended June 30, 2016. The increase in management fees was primarily attributable to increases of (i) $4.2 million from New Residential related to increases in average AUM as a result of equity raised during 2017 and 2016. This increase was partially offset by a decrease of $0.5 million primarily from FTAI as a result of a decrease in average AUM due to losses and distributions during 2017 and 2016 as fees are based on net equity.

Incentive income was $48.2 million for the three months ended June 30, 2017, a net increase of $34.5 million, compared to $13.7 million of incentive income recognized for the three months ended June 30, 2016. The increase in incentive income was primarily attributable to increases of (i) $32.1 million in incentive income related to New Residential, (ii) $2.6 million in incentive income related to New Senior and (iii) $1.9 million in incentive income related to Eurocastle. These increases were partially offset by a decrease of $2.1 million in incentive income related to New Media for the three months ended June 30, 2017, as compared to the prior period.

Expenses

Expenses were $35.3 million for the three months ended June 30, 2017, a net increase of $11.5 million, compared to $23.8 million for the three months ended June 30, 2016. The increase in expenses was primarily attributable to increases of (i) $12.0 million in compensation and benefits expense and (ii) $3.4 million in accruals for Principal Performance Payments. These increases were partially offset by (i) a $3.3 million decrease in profit sharing compensation expense and (ii) $0.6 million net decrease in general and administrative and corporate allocable expenses for the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $0.6 million for the three months ended June 30, 2017 and $0.7 million for the three months ended June 30, 2016. Net investment income consisted primarily of dividends from our investments held in the publicly traded permanent capital vehicles.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$75,072	$74,472	$600	$37,613	$37,373	$240
Incentive Income	46,686	39,759	6,927	14,768	32,563	(17,795)
Segment revenues — total	$121,758	$114,231	$7,527	$52,381	69,936	$(17,555)
Pre-tax distributable earnings	$45,803	$40,443	$5,360	$17,860	$26,181	$(8,321)

Six months ended June 30

Pre-tax distributable earnings increased by $5.4 million primarily due to:

Revenues

Management fees were $75.1 million for the six months ended June 30, 2017, a net increase of $0.6 million, compared to $74.5 million for the six months ended June 30, 2016. The increase in management fees was primarily attributable to increases of (i) $2.5 million related to the Drawbridge Special Opportunities Funds due to an increase in average AUM and (ii) $1.6 million related to the JP Funds, which Fortress became the investment manager in March 2016. These increases were partially offset by a decrease of $3.1 million related to the co-management of the Mount Kellett Funds for the six months ended June 30, 2017, as compared to the prior period.

Incentive income, which is determined on a fund-by-fund basis, was $46.7 million for the six months ended June 30, 2017, a net increase of $6.9 million, compared to $39.8 million for the six months ended June 30, 2016. The increase in incentive income was primarily attributable to an increase of $9.1 million in incentive income from the Drawbridge Special Opportunities Funds primarily related to increases of (i) $7.7 million in incentive income as a result of higher returns for the six months ended June 30, 2017, as compared to the prior period and (ii) $1.4 million in RCA distributions. These increases were partially offset by a decrease of $1.9 million in incentive income generated from other investments for the six months ended June 30, 2017, as compared to the prior period.

Expenses

Expenses were $78.7 million for the six months ended June 30, 2017, a net increase of $3.3 million, compared to $75.4 million for the six months ended June 30, 2016. The increase in expenses was attributable to increases of (i) $5.1 million in profit sharing expense and (ii) $1.4 million in compensation and benefits expense. These increases were partially offset by decreases of (i) $1.7 million in general and administrative and corporate allocable expenses and (ii) $1.5 million in accruals for Principal Performance Payments for the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $2.8 million for the six months ended June 30, 2017, an increase of $1.2 million, compared to $1.6 million for the six months ended June 30, 2016. The increase in net investment income was primarily related to increases of (i) $0.6 million in earnings from our investments in our credit hedge funds and (ii) $0.4 million in net investment income generated from other investments for the six months ended June 30, 2017, as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings decreased by $8.3 million primarily due to:

Revenues

Management fees were $37.6 million for the three months ended June 30, 2017, a net increase of $0.2 million, compared to $37.4 million for the three months ended June 30, 2016. The increase in management fees was attributable to an increase of $1.4 million primarily related to the Drawbridge Special Opportunities Funds due to an increase in average AUM. This increase was partially offset by a decrease of $1.2 million primarily related to the co-management of the Mount Kellett Funds.

Incentive income, which is determined on a fund-by-fund basis, was $14.8 million for the three months ended June 30, 2017, a net decrease of $17.8 million, compared to $32.6 million for the three months ended June 30, 2016. The decrease in incentive income was primarily attributable to decreases of (i) $14.2 million in incentive income from the Drawbridge Special Opportunities Funds and (ii) $3.4 million in incentive income generated from other investments. The decrease of $14.2 million in incentive income from the Drawbridge Special Opportunities Funds was attributable primarily to decreases of (i) $12.2 million in incentive income as a result of lower returns for the three months ended June 30, 2017, as compared to the prior period and (ii) $2.0 million in RCA distributions.

Expenses

Expenses were $35.6 million for the three months ended June 30, 2017, a decrease of $9.7 million, compared to $45.3 million for the three months ended June 30, 2016. The decrease in expenses was attributable to decreases of (i) $4.3 million in profit sharing expense and $3.4 million in accruals for Principal Performance Payments, respectively, related to the decrease in incentive income as described above, (ii) $1.6 million in general and administrative and corporate allocable expenses and (iii) $0.3 million in compensation and benefits expense for the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.1 million for the three months ended June 30, 2017, a decrease of $0.4 million, compared to $1.5 million for the three months ended June 30, 2016. The decrease in net investment income was primarily related to a $0.5 million decrease in earnings from our investments in our credit hedge funds. This decrease was partially offset by an increase of $0.1 million in net investment income generated from other investments for the three months ended June 30, 2017, as compared to the prior period.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment Revenues
Management Fees	$60,194	$61,660	$(1,466)	$30,399	$30,818	$(419)
Incentive Income	74,862	138,251	(63,389)	19,928	85,458	(65,530)
Segment revenues — total	$135,056	$199,911	$(64,855)	$50,327	$116,276	$(65,949)
Pre-tax distributable earnings	$35,279	$75,386	$(40,107)	$7,781	$47,274	$(39,493)

Six months ended June 30

Pre-tax distributable earnings decreased by $40.1 million primarily due to:

Revenues

Management fees were $60.2 million for the six months ended June 30, 2017, a net decrease of $1.5 million, compared to $61.7 million for the six months ended June 30, 2016. The decrease in management fees was attributable to a decrease of $6.9 million primarily related to Credit Opportunities Funds II and III and related managed accounts and Japan Opportunity Funds I and II as a result of a decrease in their average AUM primarily due to net capital distributed during 2017 and 2016. This decrease was partially offset by increases of (i) $4.4 million related to Credit Opportunities Funds IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2017 and 2016, (ii) $0.4 million related to

Global Opportunities Fund II due to an increase in capital commitments and (iii) $0.5 million primarily attributed to Secured Lending Fund I, which commenced in the fourth quarter of 2016.

Incentive income was $74.9 million for the six months ended June 30, 2017, a net decrease of $63.4 million compared to $138.3 million for the six months ended June 30, 2016. The decrease in incentive income is primarily attributed to decreases of (i) $47.5 million in incentive income received from Credit Opportunities Funds I and II and related managed accounts, (ii) $26.4 million in incentive income received from Japan Opportunity Fund I and (iii) $4.4 million in incentive income received from Real Estate Opportunities Fund I and REOC Fund for the six months ended June 30, 2017, as compared to the prior period. These decreases were partially offset by increases of (i) $13.0 million in incentive income received from Japan Opportunity Funds II and III and (ii) $4.6 million in incentive income received from Credit Opportunities Fund III and related managed accounts for the six months ended June 30, 2017, as compared to the prior period.

Expenses

Expenses were $104.5 million for the six months ended June 30, 2017, a net decrease of $30.2 million, compared to $134.7 million for the six months ended June 30, 2016. The decrease in expenses was primarily attributable to decreases of $31.7 million and $0.4 million in profit sharing compensation expense and accruals for Principal Performance Payments, respectively, related to the decrease in incentive income as described above. These decreases were partially offset by (i) a $1.2 million net increase in general and administrative and corporate allocable expenses and (ii) a $0.5 million increase in compensation and benefits expense for the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $4.8 million for the six months ended June 30, 2017, a decrease of $5.4 million, compared to $10.2 million for the six months ended June 30, 2016. The decrease in net investment income was primarily attributable to a $5.4 million decrease in distribution of earnings related to realization events in our credit PE funds.

Three months ended June 30

Pre-tax distributable earnings decreased by $39.5 million primarily due to:

Revenues

Management fees were $30.4 million for the three months ended June 30, 2017, a net decrease of $0.4 million, compared to $30.8 million for the three months ended June 30, 2016. The decrease in management fees was attributable to a decrease of $3.6 million primarily attributed to Credit Opportunities Funds II and III and related managed accounts and Japan Opportunities Funds I and II as a result of an decrease in their average AUM primarily due to net capital distributed during 2017 and 2016. This decrease was partially offset by increases of (i) $2.5 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2017 and 2016 and (ii) $0.5 million primarily related to Secured Lending Fund I, which commenced in the fourth quarter of 2016.

Incentive income was $19.9 million for the three months ended June 30, 2017, a net decrease of $65.5 million compared to $85.5 million for the three months ended June 30, 2016. The decrease in incentive income is primarily attributed to decreases of (i) $42.2 million in incentive income received from Japan Opportunity Funds I and II, (ii) $17.2 million in incentive income received from Credit Opportunities Fund I and related managed accounts, (iii) $5.2 million in incentive income received from Real Estate Opportunities Fund I and REOC Fund and (iv) $2.6 million in incentive income received from the Real Assets Fund for the three months ended June 30, 2017, as compared to the prior period. These decreases were partially offset by increases of (i) $1.0 million in incentive income received from Credit Opportunities Funds II and III and their related managed accounts and (ii) $0.7 million in incentive income received from Japan Opportunity Funds III for the three months ended June 30, 2017, as compared to the prior period.

Expenses

Expenses were $43.8 million for the three months ended June 30, 2017, a decrease of $32.2 million, compared to $76.0 million for the three months ended June 30, 2016. The decrease in expenses was primarily attributable to decreases of (i) $33.0 million and $1.9 million in profit sharing compensation expense and accruals for Principal Performance Payments, respectively, related to the decrease in incentive income as described above. These decreases were partially offset by (i) a $1.4 million increase in compensation and benefits expense and (ii) a $1.2 million net increase in general and administrative and corporate allocable expenses for the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.3 million for the three months ended June 30, 2017, a decrease of $5.7 million, compared to $7.0 million for the three months ended June 30, 2016. The decrease in net investment income was primarily attributable to a decrease in distribution of earnings related to realization events in our credit PE funds.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$639	$12,100	$(11,461)	$322	$5,464	$(5,142)
Incentive Income	50	994	(944)	50	(477)	527
Segment revenues — total	$689	$13,094	$(12,405)	$372	$4,987	$(4,615)
Pre-tax distributable earnings (loss)	$13,554	$(3,987)	$17,541	$5,551	$(5,433)	$10,984

Six months ended June 30

Pre-tax distributable earnings increased by $17.5 million primarily due to:

Revenues

Management fees were $0.6 million for the six months ended June 30, 2017, a net decrease of $11.5 million, compared to $12.1 million for the six months ended June 30, 2016. The decrease in management fees was primarily attributable to decreases of (i) $7.9 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (ii) $1.3 million from Fortress Partners Funds as a result of a decrease in average AUM, (iii) $1.1 million related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and (iv) $1.0 million related to Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016.

Incentive income was less than $0.1 million for the six months ended June 30, 2017, a decrease of $0.9 million, compared to $1.0 million for the six months ended June 30, 2016. The decrease in incentive income was primarily attributable to incentive income received from Fortress Partners Funds during the six months ended June 30, 2016.

Expenses

Expenses were $4.5 million for the six months ended June 30, 2017, a decrease of $12.8 million, compared to $17.3 million for the six months ended June 30, 2016. The decrease in expenses was primarily attributable to decreases of (i) $6.2 million in compensation and benefits expense, (ii) $6.0 million in general and administrative and corporate allocable expenses and (iii) $0.6 million in profit sharing compensation expense for the six months ended June 30, 2017, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $6.5 million for the six months ended June 30, 2017, an increase of $4.4 million, compared to $2.1 million for the six months ended June 30, 2016. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $10.9 million for the six months ended June 30, 2017, a net increase of $12.8 million, compared to $(1.9) million for the six months ended June 30, 2016. The increase in net investment income was primarily attributable to (i) an $11.5 million increase in distribution of earnings related to realization events in special investments in our liquid hedge funds, primarily from Fortress Partners Fund, (ii) an $1.5 million decrease in impairment charges with respect to our special investments in our liquid hedge funds for the six months ended June 30, 2017, as compared to the prior period and (iii) a $1.2 million decrease in losses in earnings from our investments in our liquid hedge funds. These increases were partially offset by a decrease of $1.4 million in other net investment income primarily attributed to a $1.7 million gain recognized from the sale of certain software and technology-related assets during the six months ended June 30, 2016.

Three months ended June 30

Pre-tax distributable earnings increased by $11.0 million primarily due to:

Revenues

Management fees were $0.3 million for the three months ended June 30, 2017, a net decrease of $5.1 million, compared to $5.5 million for the three months ended June 30, 2016. The decrease in management fees was primarily attributable to decreases of (i) $3.4 million from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (ii) $0.6 million related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, (iii) $0.8 million primarily from Fortress Partners Funds as a result of a decrease in average AUM, and (iv) $0.5 million related to Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016.

Incentive income (loss) was less than $0.1 million for the three months ended June 30, 2017, a net increase of $0.5 million, compared to $(0.5) million for the three months ended June 30, 2016. The increase in incentive income was primarily attributable to the reversal of accrued incentive income related to Fortress Centaurus Global Funds during the three months ended June 30, 2016.

Expenses

Expenses were $2.1 million for the three months ended June 30, 2017, a decrease of $5.4 million, compared to $7.5 million for the three months ended June 30, 2016. The decrease in expenses was primarily attributable to decreases of (i) $3.0 million in general and administrative and corporate allocable expenses and (ii) $2.4 million in compensation and benefits expense for the three months ended June 30, 2017, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $5.4 million for the three months ended June 30, 2017, an increase of $4.2 million, compared to $1.2 million for the three months ended June 30, 2016. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $1.9 million for the three months ended June 30, 2017, an increase of $6.0 million, compared to $(4.1) million for the three months ended June 30, 2016. The increase in net investment income was primarily attributable to (i) a $3.4 million increase in earnings from our investments in our liquid hedge funds, (ii) a $1.8 million increase in distribution of earnings related to realization events in special investments in our liquid hedge funds, primarily from Fortress Partners Fund and (iii) a $0.7 million decrease in impairment charges with respect to our special investments in our liquid hedge funds for the three months ended June 30, 2017, as compared to the prior period.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment Revenues
Management Fees	$29,478	$27,945	$1,533	$14,882	$14,357	$525
Incentive Income	582	64	518	228	64	164
Segment revenues — total	$30,060	$28,009	$2,051	$15,110	$14,421	$689
Pre-tax distributable earnings (loss)	$1,198	$2,884	$(1,686)	$(100)	$2,109	$(2,209)

Six months ended June 30

Pre-tax distributable earnings decreased by $1.7 million primarily due to:

Revenues

Management fees were $29.5 million for the six months ended June 30, 2017, an increase of $1.5 million, compared to $27.9 million for the six months ended June 30, 2016. The increase in management fees is primarily attributed to a net increase in average AUM by Logan Circle for the six months ended June 30, 2017, as compared to the prior period.

Incentive income was $0.6 million for the six months ended June 30, 2017, a net increase of $0.5 million, compared to less than $0.1 million for the six months ended June 30, 2016. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the six months ended June 30, 2017 for a certain fund and managed accounts, as compared to the prior period.

Expenses

Expenses were $29.2 million for the six months ended June 30, 2017, an increase of $3.7 million, compared to $25.5 million for the six months ended June 30, 2016. The increase in expenses was primarily attributable to increases of (i) $3.0 million in general and administrative and corporate allocable expenses, of which $2.3 million was incurred by Fortress in connection with the announced sale of the Logan Circle business and (ii) $0.7 million in compensation and benefits expense for the six months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $0.3 million for the six months ended June 30, 2017 and $0.4 million for the six months ended June 30, 2016. Net investment income consists primarily of earnings from our investment in a Logan Circle fund.

Three months ended June 30

Pre-tax distributable earnings decreased by $2.2 million primarily due to:

Revenues

Management fees were $14.9 million for the three months ended June 30, 2017, an increase of $0.5 million, compared to $14.4 million for the three months ended June 30, 2016. The increase in management fees is primarily attributed to a net increase in average AUM by Logan Circle for the three months ended June 30, 2017, as compared to the prior period.

Incentive income was $0.2 million for the three months ended June 30, 2017, a net increase of $0.2 million, compared to less than $0.1 million for the three months ended June 30, 2016. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the three months ended June 30, 2017 for a certain fund and managed accounts, as compared to the prior period.

Expenses

Expenses were $15.4 million for the three months ended June 30, 2017, an increase of $2.8 million, compared to $12.6 million for the three months ended June 30, 2016. The increase in expenses were primarily attributable to increases of (i) $2.3 million in general and administrative and corporate allocable expenses, of which $2.0 million was incurred by Fortress in connection with the announced sale of the Logan Circle business and (ii) $0.5 million in compensation and benefits expense for the three months ended June 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $0.2 million for the three months ended June 30, 2017 and $0.3 million for the three months ended June 30, 2016. Net investment income consists primarily of earnings from our investment in a Logan Circle fund.

Unallocated

	Six Months Ended June 30,		2017 vs. 2016	Three Months Ended June 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Pre-tax distributable loss	$(25,195)	$(7,237)	$(17,958)	$(2,900)	$(3,503)	$603

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the six months ended June 30, 2017, interest expense, foreign currency transactions and interest income.

Six months ended June 30

Pre-tax distributable loss increased by $18.0 million primarily due to an increase of $22.5 million in expenses incurred by Fortress related to our proposed acquisition by SoftBank for the six months ended June 30, 2017. This increase was partially offset by (i) a $2.5 million increase in foreign currency transaction gains and (ii) a $1.8 million decrease in interest expense primarily related to a decrease in the average debt balance for the six months ended June 30, 2017, as compared to the prior period.

Three months ended June 30

Pre-tax distributable loss decreased by $0.6 million primarily due to (i) a $1.6 million increase in foreign currency transaction gains and (ii) a $0.8 million decrease in interest expense primarily related to a decrease in the average debt balance for the three months ended June 30, 2017, as compared to the prior period. This decrease was partially offset by an increase of $1.9 million in expenses incurred by Fortress related to our proposed acquisition by SoftBank for the three months ended June 30, 2017.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2017:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$5,019	$—	5,019	$ N/A
Fund IV and Fund IV Coinvestment	72,834	21,719	51,115	N/A
Fund V and Fund V Coinvestment	143,514	4	143,510	N/A
Long Dated Value Funds	10,778	239	10,539	N/A
Real Assets Fund	753	—	753	N/A
Credit Opportunities Funds	118,130	60,272	57,858	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	34,172	16,608	17,564	—
Real Estate Opportunities Funds	14,687	10,055	4,632	N/A
Secured Lending Fund I	137	134	3	N/A
MSR Opportunities Funds	2,125	1,560	565	N/A
Italian NPL Opportunities Fund	4,528	2,382	2,146	N/A
Other Funds (combined)
Private investment #1	251,719	207,348	44,371	N/A
Private investment #2	39,333	553	38,780	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,392	78	2,314	N/A
Drive Shack (NYSE: DS)	544	60	484	N/A
New Residential (NYSE: NRZ)	8,069	413	7,656	N/A
New Media (NYSE: NEWM)	1,009	54	955	N/A
New Senior (NYSE: SNR)	1,737	229	1,508	N/A
FTAI (NYSE: FTAI) (D)	6,447	6,283	164	N/A
Other
Hedge fund sidepocket investments	2,801	1,858	1,063	(120)
Direct investments - Other	89,274	23,791	65,530	(47)
Total	$810,002	$353,640	$456,529	$(167)

(A)	Represents the net asset value ("NAV") of Fortress's investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress's cost basis in each investment for segment reporting purposes, which is net of any prior impairments recorded for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes the FTAI shares received at IPO as incentive income, with a fair value of $5.5 million as of June 30, 2017.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2017, amounts due from our funds included $45.8 million of past due management fees and $11.4 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 7% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. Subsequent to June 30, 2017, Fortress received $25.6 million of past due management fees as a result of a realization event at the fund. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $341.7 million as of June 30, 2017, our available draws under our credit facility of $168.1 million as of June 30, 2017, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of June 30, 2017, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under "— Contractual Obligations" section herein.

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

Our outstanding capital commitments as of June 30, 2017 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66

Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund	6,914

Credit PE Funds
Credit Opportunities Fund	4,379
Credit Opportunities Fund II	1,918
Credit Opportunities Fund III	3,818
FCO Managed Accounts	11,688
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	64
Real Assets Fund	11,068
Japan Opportunity Fund	4,667
Japan Opportunity Fund II	19,152
Global Opportunities Fund	699
Real Estate Opportunities Fund	618
Real Estate Opportunities REOC Fund	58
CFT Co-invest Fund	220

Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts	27,224
Credit Opportunities Fund IV	3,772
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund II	8,260
Japan Opportunity Fund III	6,803
Global Opportunities Fund II	2,749
Secured Lending Fund I	366
FJOF3 Residential Coinvestment Fund	7,870

Credit Hedge Fund
Credit Asset-Based Income Fund	21,345

Other	586
Total	$169,882

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of June 30, 2017 are as follows:

July 1, 2017 to December 31, 2017	$9,874
2018	27,383
2019	27,082
2020	26,131
2021	25,070
2022	23,356
Thereafter	228,516
Total	$367,412

Debt Obligations

As of June 30, 2017, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

The following table presents summarized information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2017
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 2.00% (C)	Jan 2021	$168,091
Promissory note (D)	77,838	77,838	5.00%	Nov 2017	N/A
Total	$182,838	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of June 30, 2017.

(C)	Subject to unused commitment fees of 0.30% per annum.

(D)	Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress.

In connection with our proposed Merger, Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $811.2 million to FIG Corp., pursuant to a demand note, as amended. As of June 30, 2017, the outstanding balance was approximately $590.7 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of June 30, 2017:

	June 30, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$45,472	(A)
Consolidated Leverage Ratio	≤	2.50	0.51	(B)
Consolidated Interest Coverage Ratio	≥	4.00	41.45	(B)

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

June 30, 2017
(in millions)
Outstanding debt	$182.8
Plus: Outstanding letters of credit	1.9
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$184.7

Twelve Months Ended
June 30, 2017
(in millions)
Fortress Investment Group LLC net income	$248.2
Depreciation and amortization, interest expense and income taxes	63.8
Extraordinary or non-recurring gains and losses	22.2
Incentive Income Adjustment	38.8
Other Income Adjustment	(56.6)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	43.3
Non-controlling interest and tax receivable agreement adjustments	4.7
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	0.1
Consolidated EBITDA	$364.5
Interest charges	$8.8

The foregoing summary is not complete and is qualified in its entirety by reference to the 2016 Credit Agreement, which is filed as an exhibit and incorporated by reference herein.

Dividends / Distributions

On May 5, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the first quarter of 2017. This dividend was paid on May 26, 2017 to holders of record of Class A shares on May 22, 2017. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.5 million. Fortress will not pay any dividends with respect to periods ending after March 31, 2017 while the Merger Agreement remains in effect, pursuant to the terms thereof.

On February 27, 2017, Fortress declared a quarterly cash dividend of $0.09 per Class A share for the fourth quarter of 2016. The dividend was paid on March 21, 2017 to holders of record of Class A shares on March 15, 2017. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was $20.5 million.

During the six months ended June 30, 2017, Fortress Operating Group declared distributions of $40.4 million to the principals.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(53.4) million and $18.1 million during the six months ended June 30, 2017 and 2016, respectively.

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

The decrease in net cash from operating activities in 2017 was primarily due to a $38.2 million decrease of management fees received from the funds we manage or co-manage, a decrease of $17.6 million provided by the investment funds we consolidate, a $14.9 million increase in cash paid for general and administrative expenses, a $19.2 million increase in amounts paid for compensation and benefits, an increase in cash paid for taxes of $5.1 million and a $4.8 million decrease in cash collected, net of cash distributed, from affiliates. The decrease in net cash provided by operating activities was partially offset by a $20.4 million increase in distributions of earnings from equity method investees, an increase in cash received for incentive income of $16.1 million (the first quarter of 2016 includes the repayment of our clawback obligation to Fund III related to prior incentive income distributions received) and a decrease in cash paid interest of $1.7 million.

Investing Activities

Our net cash flow provided by investing activities was $120.3 million and $118.9 million during the six months ended June 30, 2017 and 2016, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(12.9) million and $(7.1) million during the six months ended June 30, 2017 and 2016, respectively, (ii) distributions of capital from equity method investees (which includes distributions of incentive income that were reinvested in our credit and liquid hedge funds) of $141.2 million and $135.6 million during six months ended June 30, 2017 and 2016, respectively, (iii) purchases of fixed assets of $(8.0) million and $(10.6) million during these periods, respectively, and (iv) $0.9 million from the sale of direct investments during the six months ended June 30, 2016.

Financing Activities

Our net cash flow used in financing activities was $(122.2) million and $(197.9) million during the six months ended June 30, 2017 and 2016, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within "principals' and others' interests in consolidated subsidiaries," of $(40.4) million and $(54.3) million during six months ended June 30, 2017 and 2016, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(26.3) million and $(66.7) million during six months ended June 30, 2017 and 2016, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $3.7 million during six months ended June 30, 2017 and less than $0.1 million during the six months ended June 30, 2016, (iv) dividend and dividend equivalent payments of $(41.2) million and $(62.9) million during six months ended June 30, 2017 and 2016, respectively, (v) our borrowing of $175.0 million and debt repayment of $(145.0) million in connection with the 2016 Credit Agreement, in addition to $(3.5) million of payments for deferred financing costs during the six months ended June 30, 2016, (vi) payments related to the purchase agreement with Nomura of $(8.4) million and $(10.6) million during six months ended June 30, 2017 and 2016, respectively, (vii) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the six months ended June 30, 2016 and (viii) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(9.6) million and $(6.6) million during six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the investment vehicles in which Fortress held a variable interest were comprised of 55 VIEs and 87 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, "Financial Statements — Investments and Fair Value."

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2017. As of June 30, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Total Fund Holdings
Basis for Determining Fair Value
1. Quoted market prices	0%	1%	5%	0%	2%
2. Other observable market parameters	30%	6%	6%	0%	13%
3. Significant unobservable market parameters (A)	70%	93%	89%	100%	85%
Total	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds' level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately 95% and 37% of our credit hedge funds' and credit PE funds', respectively, level 3 valuations were based on such sources. Approximately 4% of the investments included in level 3 for the credit hedge funds are valued using NAV as a practical expedient.

(B)
The level 3 investments in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Fortress Partners Funds and Drawbridge Global Macro Funds. Liquid hedge funds excludes the Affiliated Manager.

As of June 30, 2017, $7.0 billion of investments in our private equity funds, $9.4 billion of investments in our credit hedge funds, $10.8 billion of investments in our credit PE funds and $0.1 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2017, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$1.1 million or ($2.4 million) (A)	$16.4 million or ($16.4 million)	$0.1 million or ($1.4 million) (A)	less than $0.1 million or less than ($0.1 million)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$36.4 million or ($36.4 million)	$6.5 million or ($6.5 million)	$14.7 million or ($14.7 million)	$0.2 million or ($0.2 million)

The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2017, $1.1 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2017 is the current reset date.

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

2013	$90.7
2014	$150.9
2015	$124.7
2016: Estimated	$150.3
2017: Estimated	$198.2
2018 - 2025: Average Required	$68.7

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

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, "Financial Statements — Compensation." As a result of the adoption of the ASU 2016-09 effective January 1, 2017, Fortress accounts for forfeitures as they occur, rather than estimating expected forfeitures. Previously, the aggregate fair value of each of the RSU grants that are subject to service conditions was reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting).

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

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the six months ended June 30, 2017, Fortress recorded $0.3 million of net excess tax benefits from delivery of RSUs as a credit to income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.

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

Contractual Obligations

As of June 30, 2017, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds.

Our total future contractual obligations increased from $983.0 million as of December 31, 2016 to $1,005.8 million as of June 30, 2017.

Our total operating lease agreement obligations increased from $362.2 million as of December 31, 2016 to $367.4 million as of June 30, 2017.

Our debt obligations payable decreased from $198.8 million as of December 31, 2016 to $198.3 million as of June 30, 2017, including estimates for interest payments and unused commitment fees.

We refer to the amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as intrinsic clawback. There was no intrinsic clawback as of June 30, 2017 and December 31, 2016.

Our estimated liability under the tax receivable agreement increased from $244.3 million as of December 31, 2016 to $244.5 million as of June 30, 2017.

Our outstanding capital commitments, including our commitments to our funds, have increased from $143.0 million as of December 31, 2016 to $169.9 million as of June 30, 2017.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of June 30, 2017 (in thousands):

Assets:
Investments	$849,660
Investments in options	65,494

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's risks from a management fee and incentive income perspective (which mirror the funds' investments) and its risks from an investment perspective are not proportional.

Fortress Funds' Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our condensed consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund's life cycle. As of June 30, 2017, approximately 30% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2017 would increase or decrease undistributed incentive income by $302.8 million or $(266.5) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on June 30, 2017 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a "high water mark" (minimum future return to recover the loss to the investors) for our funds' performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2017 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$4.4	$ N/A		$52.0	$4.4	$ N/A		$ N/A
Permanent capital vehicles (E)	0.8	N/A		N/A	0.8	—		N/A
Credit
Hedge Funds	12.9	N/A		5.0	12.9	93.5		5.1
PE Funds	0.6	N/A		18.2	0.6	N/A		N/A
Liquid Hedge Funds	—	N/A		0.2	—	N/A		N/A
Total	$18.7	$ N/A		$75.4	$18.7	$93.5		$5.1

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income	(D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income	(D)	Investment Income (F)
Private Equity
Funds (C)	$(5.6)	$ N/A		$(52.0)	$(5.6)	$ N/A		$ N/A
Permanent capital vehicles (E)	(0.8)	N/A		N/A	(0.8)	—		N/A
Credit
Hedge Funds	(12.9)	N/A		(5.0)	(12.9)	(40.0)		(5.1)
PE Funds	(1.9)	N/A		(18.2)	(1.9)	N/A		N/A
Liquid Hedge Funds	—	N/A		(0.2)	—	N/A		N/A
Total	$(21.2)	N/A		$(75.4)	$(21.2)	$(40.0)		$(5.1)

(A)	See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis" for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $1.9 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of June 30, 2017, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	39%
Financial Services and Assets	38%
Senior Living	11%
Real Estate	7%
Other	5%
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

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $31.4 million or $(25.8) million, respectively, and compensation and benefits expense would increase by $4.3 million or decrease by $(3.3) million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2017, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates (LIBOR) were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of June 30, 2017, we had $55.1 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $5.0 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S, dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $6.1 million.

As of June 30, 2017, we have $102.2 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $9.3 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $11.4 million.

As of June 30, 2017, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized gain position of $3.9 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would increase by $17.8 million (resulting in a net unrealized gain position of $21.7 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would decrease by $21.6 million (resulting in a net unrealized loss position of $17.7 million).

In addition, we held $19.5 million of foreign-denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of June 30, 2017.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information that we maintain, including information with respect to us, investors in our funds and our counterparties. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. One or more such events could potentially jeopardize such confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our fund investors', counterparties' or third parties', which could result in significant losses, increased costs, liability to our funds and investors, regulatory intervention or reputational damage to us. If an actual or perceived breach of our systems or networks occurs, the negative perception of the effectiveness of our security measures arising as a result could cause us to lose existing investors or impede our ability to attract new investors. Moreover, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and which represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our publicly traded permanent capital vehicles, and the holders of a simple majority of the outstanding shares of our publicly traded permanent capital vehicles, have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or publicly traded permanent capital vehicle. In the past, shareholders in certain of our permanent capital vehicles have from time to time attempted to place pressure on the boards of directors of such vehicles through the use of so called "activist" tactics, such as threats to wage proxy fights for control of such boards. In the event that an activist shareholder were to acquire control of the board of directors of a permanent capital vehicle, such shareholder may acquire the legal ability to direct the termination of our management agreement with such vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

Dodd-Frank and the regulations thereunder are complex and expansive in scope and will likely require us to continue to devote a significant amount of time and resources in assessing and modifying our business practices to comply. Although the new administration has indicated a desire to repeal, revise or replace Dodd-Frank, it is uncertain when and in what manner such legislation may be repealed or otherwise changed. The regulations may also increase our costs of operating in the financial markets and impose restrictions on our business activities or on the activities of our funds. For example, the Dodd-Frank margin requirements applicable to uncleared over-the-counter derivatives are expected to increase the overall costs of trading and maintaining those instruments, including instruments used by us or our funds to hedge or mitigate economic exposure to various risks. Moreover, the new regulations, even if not directly applicable to us, are likely to increase our overall costs of entering into certain transactions and could also adversely affect the performance of certain of our trading or hedging strategies. For example, trading counterparties that incur increased costs as a result of registration and/or operation as a "swap-dealer" or "security-based swap-dealer" under

Dodd-Frank are expected to attempt to pass through those costs to customers like us or our funds. Likewise, new regulations may lead to reductions in the liquidity of certain investment products, causing higher pricing or reduced availability, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a regulatory body called the Financial Stability Oversight Counsel ("FSOC"), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as "systemically important" by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. On April 21, 2017, President Trump signed a Presidential Memorandum directing the Secretary of the Treasury to conduct a thorough review of the process by which the FSOC determines and designates institutions as “systemically important” and directing the Secretary of the Treasury to not vote on any non-emergency proposed determinations pending completion of such review. U.S. regulators have at times reviewed the asset management industry generally with respect to these matters and any regulation of us or the markets in which we operate arising as a result could negatively impact our business.

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

Finally, regulatory initiatives that do not apply directly to us may have a negative impact on us indirectly because they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable, such as banks and other counterparties with whom we do business. For example, in December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital, leverage and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These standards require banks to hold more capital, reduce leverage and improve liquidity standards. U.S. federal banking regulators have implemented many aspects of Basel III, as well as changes required by Dodd-Frank. These rules comprehensively revise the regulatory capital framework for the U.S. banking sector. Compliance with the new standards is expected to result in significant costs to banks and may result in reduction of access to, or increase of costs for, certain types of credit for the private sector, including our funds and portfolio companies.

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

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, have come under greater regulatory scrutiny from the SEC as examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses. The SEC has also stated that their asset management unit's priorities for private equity funds and hedge funds include conflicts of interest, disclosure of conflicts and cybersecurity. Private equity advisers have recently settled with the SEC for disclosure failures and misallocation of expenses. The affiliated manager business, and, to a lesser degree, our credit fund and our private equity businesses, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. In addition, we are subject to U.S. and foreign laws and regulations relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others, including the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act. Violation of such laws could result in significant monetary penalties, severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry including us, including due to the effects of negative publicity surrounding the alternative asset management industry in general. We may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest and permanent capital vehicles that have personnel whom we do not employ or supervise. For example, failures by such personnel to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend any applicable regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy any applicable requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks or liabilities related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business. The U.S. Department of Labor finalized a regulation that makes it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts will be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. The regulation which took effect on June 9, 2017, could materially restrict our ability to market interests in our funds to employee benefit plans and individual retirement accounts or otherwise impact the manner in which we communicate with such investors going forward.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO satisfies these rules. These rules are undergoing review by EU regulators and it is unclear whether any modifications will become effective or what shape they will take. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, came into effect in July 2016 and a new version of the Markets in Financial Instruments Directive is expected to be implemented in January 2018, both of which may also impose additional costs on the operation of our business in Europe.

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

In addition, with respect to our private equity funds and credit PE funds, we will not earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund and with respect to our permanent capital vehicles, we will not earn incentive income if the operating results of the permanent capital vehicle are lower than specified returns to shareholders. The NAVs of some of these private equity style funds, as of period end, and operating results of some of the permanent capital vehicles for the period were below these amounts as they apply to the respective funds or vehicle and, thus, these funds and vehicles will not be able to earn incentive income unless and until their respective NAVs or operating results exceed these amounts. In addition, incentive income for the publicly traded permanent capital vehicles are calculated on a cumulative basis and therefore we may not earn incentive income for a particular period even though the vehicle had positive operating results for such period if the vehicle had greater losses on a cumulative basis. See the "Management Agreements and Fortress Funds" note to the condensed consolidated financial statements included herein for more information.

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which $168.1 million was available to be drawn as of June 30, 2017. The revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks, but we are not required to do so and historically we have not hedged interest rate risks arising under the credit facility. There is no guarantee that any such hedges will be economically effective.

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

Risks Related to the Proposed Merger and the Proposed Logan Circle Sale

Each of the Merger and the Logan Circle Sale is subject to closing conditions, including governmental regulatory approvals, and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger or the Logan Circle sale could negatively impact our share price, future business and financial results.

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

Consummation of the Logan Circle Sale is subject to various closing conditions, including, among others, (i) the receipt of approval, or the expiration or termination of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any preliminary or permanent injunction or other order preventing the closing, (iii) the revenue run-rate for all investment advisory clients of the business at closing being equal to or greater than 80% of the revenue run-rate for such clients as of March 31, 2017, and (iv) the revenue run-rate for certain specified investment advisory clients of the business at closing being equal to or greater than 75% of the revenue run-rate for such clients as of March 31, 2017.

While we believe we will receive the requisite approvals for each of the Merger and the Logan Circle Sale, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. A number of the conditions are not within our or the applicable buyer's control. Satisfaction of the closing conditions may delay the completion of the Merger or the Logan Circle Sale, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement or the Logan Circle Sale Agreement, the parties will not be obligated to complete the Merger or the Logan Circle Sale, in each case as applicable. If the Merger or the Logan Circle Sale does not receive, or timely receive, the required regulatory approvals and clearances, if any unfavorable terms, conditions or restrictions are imposed in obtaining a waiver to such conditions, or if another event occurs that delays or prevents the Merger or the Logan Circle Sale, such delay or failure to complete the Merger or the Logan Circle Sale may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations and, to the extent that the current price of our Class A shares reflects an assumption that the Merger or the Logan Circle Sale will be completed, the price per share for our Class A shares, in each case as applicable.

In addition, if the Merger or the Logan Circle Sale is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger or the Logan Circle Sale is completed, and our management has devoted considerable time and effort in connection with the pending Merger or the Logan Circle Sale. If the Merger Agreement is terminated, we could be required to pay a termination fee to Parent, which may require us to use available cash that would have otherwise been available for general corporate purposes and other matters.

While the Merger and the Logan Circle Sale are pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Parent's prior written consent, and the Logan Circle Sale Agreement includes restrictions on the conduct of the Logan Circle business, generally requiring us to conduct the business of Logan Circle in the ordinary course and subjecting the Logan Circle Business to a variety of specified limitations absent Parent Buyer's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement or the Logan Circle Sale may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. Our principals, executive officers and other senior personnel may be required to devote attention to the Merger or the Logan Circle Sale. Further, our principals, executive officers and other senior personnel have interests in the Merger that are different from, or in addition to, the interests of Class A shareholders generally. These interests may cause the principals, executive officers and senior personnel to view the Merger differently and more favorably than Class A shareholders may view it.

Our employees, investors and counterparties may have uncertainties about the effects of the Merger or the Logan Circle Sale. In connection with the pending Merger and Logan Circle Sale, it is possible that some investors, counterparties and other parties with whom the Company has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger or the Logan Circle Sale. For example, under the terms of the Merger Agreement, we will seek to obtain the consent of advisory clients representing at least 87.5% of Base Aggregate Management Fees (as defined in the Merger Agreement). As part of that process, clients could request an amendment, modification, waiver or accommodation to the terms (financial or otherwise) of existing arrangements, which if accepted would be adverse to the Company. Although the Company has no intent to accommodate such requests (if any), nor any obligation to do so under the Merger Agreement, nonetheless the failure to obtain consents sufficient to meet the relevant conditions in the Merger Agreement may result in the Merger not be completed. Current and prospective employees, including senior investment professionals, may also experience uncertainty about their future roles with the Company following completion of the Merger or the Logan Circle Sale, which may materially adversely affect the Company's ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact the Company's business, financial condition and results of operations, as well as the market price of the Company's Class A shares, regardless of whether the Merger or the Logan Circle Sale is completed.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2017, amounts due from our funds included $45.8 million of past due management fees and $11.4 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Subsequent to June 30, 2017, Fortress received $25.6 million of past due management fees as a result of a realization event at the fund. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our permanent capital vehicles may result in a decrease in the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $27.3 million during the six months ended June 30, 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such "clawback" obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of June 30, 2017, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration or volatility in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. Recently, markets were affected at different times by an overall weak global economy, the Federal Reserve's long awaited increase in interest rates, concerns of China's slowing economy, rapidly falling oil price, Brexit and the U.S. general election. Each of our businesses could be affected in different ways during market downturns. Our private equity style funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds or the permanent capital vehicles operate (including, but not limited to, transportation and infrastructure, financial services, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments, or the operating results of our permanent capital vehicles and, therefore, our actual and potential earnings from management and incentive fees. Our credit hedge funds and the affiliated manager business may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. See "Market Considerations."

The 2008 financial crisis adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs associated with financial instruments;

•
adverse conditions for our portfolio companies or permanent capital vehicles (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

•	lower investment returns, reducing incentive income or eliminating incentive income for a period of time;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds' ability to realize value from such assets;

•
material reductions in the value of our private equity fund investments in portfolio companies or the operating results of our permanent capital vehicles, which would reduce our ability to realize incentive income from these investments or vehicles;

•	difficulty raising additional capital;

•	investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

•	decreases in the carrying value of our investments in our funds.

The deterioration of market conditions in the future, particularly another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, would have a negative impact on our funds, which could materially reduce our revenue and adversely affect our results of operations. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, our ability to take advantage of these opportunities may depend on our access to debt and equity capital and these trends may also be disadvantageous to us, for example, where such conditions also increase the risk of default with respect to debt investments held by our funds, in particular certain of our permanent capital vehicles.

Our funds may make investments that are concentrated in certain companies, asset types or geographical regions, which means that negative developments in certain sectors could have a material adverse effect on our revenues and results of operations.

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our Italian NPL Opportunities Funds, MSR Opportunities Funds, Real Estate Opportunities Funds, Japan Opportunity Funds, LDVF Patent Fund and Life Settlements Funds. Our permanent capital vehicles, such as New Senior which is concentrated in senior living, also have assets concentrated in certain industries. Sectors in which our private equity funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), real estate (including Florida commercial real estate) and senior living. In particular, the performance of our investments in Nationstar, OneMain, Florida East Coast Industries and Holiday Retirement has the potential to significantly influence the overall financial results of our private equity segment. In addition, our credit PE funds, from time to time, may have significant investments in particular companies, industries or sectors. The credit PE funds have significant investments in certain sectors including commercial real estate, wireless spectrum and energy. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity fund, permanent capital vehicle, and/or credit fund businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the potential consequences to us of poor fund performance, see "Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds."

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

Because the Company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default could also affect the results of the Company. In addition, the board of directors of the Company has only limited ability to influence any fund's choice of, or the amount of a fund's exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults. This may mean that the Company has a significant concentration of risk with one or more particular counterparties at any particular time if aggregate counterparty risk were to be measured across all of the various Fortress Funds.

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

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $27.3 million during the six months ended June 30, 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016.These events reduced our AUM and therefore our management fees and may impact our reputation. See "—Assets Under Management —Redemptions."

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity funds and credit PE funds and, to a lesser extent, credit hedge funds as well as a small number of so‑called "sidepocket" investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in countries or geographic regions, industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-or country-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over NAVs.

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

Our principals currently control 44.6% of the combined voting power of our outstanding Class A and Class B shares. Accordingly, our principals have significant influence over our management and affairs. In addition, they are able to significantly influence the outcome of matters requiring shareholder approval and a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company.

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

In connection with the proposed Merger, we have contractually agreed that we will not pay any dividends with respect to quarterly periods ending March 31, 2017, after that while the Merger Agreement remains in effect. Fortress Class A shareholders should therefore not anticipate receiving a dividend with respect to the quarterly periods ended subsequent to June 30, 2017, even if the Merger has not yet been consummated at the time of the customary dividend payment dates for such periods.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2017, we had 404,523,672 outstanding Class A shares on a fully diluted basis, including 107,930,619 resulting from vested equity compensation granted pursuant to our equity incentive plan, 15,948,425 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,382,236 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of June 30, 2017, we had 55,564,908 Class A shares which remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2017, the number of shares reserved for issuance pursuant to this calculation increased by 688,616. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of June 30, 2017, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 4,268,325 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions (including restrictions in the Voting and Support Agreement and the Founder's Agreement) and Securities Act limitations.

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

Our principals beneficially own all of our Class B shares. Class B shares currently represent 43.5% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to significantly influence matters requiring the approval of shareholders and a change in control of our Company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' significant influence over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

Item 6. Exhibits

(a)    and (c) Financial statements and schedules:
See Part I, Item 1, "Financial Statements"

(b)    Exhibits filed with this Quarterly Report on Form 10-Q:

2.1
Agreement and Plan of Merger, dated February 14, 2017, by and among SB Foundation Holdings LP, Foundation Acquisition LLC, and Fortress Investment Group LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, dated February 15, 2017).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated July 7, 2017, by and among SB Foundation Holdings LP, Foundation Acquisition LLC and Fortress Investment Group LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated July 7, 2017).

2.3
Founders Agreement, dated February 14, 2017, by and among SB Foundation Holdings LP, Fortress Investment Group LLC, FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens and Peter Briger (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, dated February 15, 2017).

2.4
Purchase and Sale Agreement, dated July 7, 2017, by and among Fortress Asset Management LLC, Fortress Asset Management GP LLC, Logan Circle Partners, L.P., Logan Circle Partners GP, LLC, FIG LLC (solely for purposes of Section 5.1(j), Section 5.11 and Article IX), and MetLife, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 7, 2017).

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3
Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

3.4
Amendment No. 1 to Fourth Amended and Restated Limited Liability Company Agreement of Fortress Investment Group LLC (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, dated February 15, 2017).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2
Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3
Amendment No. 1 to Shareholders Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 1, 2014 (File No. 001-33294), Exhibit 4.3).

10.1
Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2
Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.3	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.4	By-Laws of FIG Corp. (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.5	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.6	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.7
Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

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

10.10
Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.11
First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

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

10.14	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

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

10.18	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.19
Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.20
Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.21
Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.22
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.23
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.24
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.25
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

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

10.38
Waiver Agreement, dated February 14, 2017, by and between FIG Corp., FIG Asset Co. LLC, Randal Nardone, Wesley Edens, Peter Briger and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, dated February 15, 2017).

10.39
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Randal Nardone (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, dated February 15, 2017).

10.40
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Wesley Edens (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, dated February 15, 2017).

10.41
Amended and Restatement Employment, Non-Competition, and Non-Solicitation Agreement, dated February 14, 2017, by and between FIG and Peter Briger (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, dated February 15, 2017).

10.42	Second Amended and Restated Fortress Investment Group LLC Principal Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, dated February 15, 2017).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

August 3, 2017

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 3, 2017

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

August 3, 2017