Form 10-Q
period 2017-09-30
Fortress Investment Group LLC
filed 2017-11-09
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Class A Shares: 219,404,631 outstanding as of November 3, 2017.
Class B Shares: 169,207,335 outstanding as of November 3, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$665,566	$397,125
Due from affiliates	240,122	320,633
Investments	842,421	880,001
Investments in options	69,414	53,206
Deferred tax asset, net	408,560	424,244
Other assets	91,393	126,165
Total Assets	$2,317,476	$2,201,374

Liabilities and Equity
Accrued compensation and benefits	$304,042	$370,413
Due to affiliates	391,271	360,769
Deferred incentive income	398,211	330,354
Debt obligations payable	105,000	182,838
Other liabilities	125,784	69,255
Total Liabilities	1,324,308	1,313,629

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 219,367,912 and 216,891,601 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 169,207,335
shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	1,874,340	1,899,163
Retained earnings (accumulated deficit)	(1,234,351)	(1,333,828)
Accumulated other comprehensive income (loss)	(2,643)	(1,094)
Total Fortress shareholders' equity	637,346	564,241
Principals' and others' interests in equity of consolidated subsidiaries	355,822	323,504
Total Equity	993,168	887,745
Total Liabilities and Equity	$2,317,476	$2,201,374

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fees: affiliates	$117,229	$123,491	$363,108	$377,269
Management fees: non-affiliates	12,435	14,455	41,132	42,066
Incentive income: affiliates	59,434	17,396	145,219	71,334
Incentive income: non-affiliates	570	31,000	1,761	40,862
Expense reimbursements: affiliates	55,073	54,602	167,860	166,041
Expense reimbursements: non-affiliates	271	1,258	1,182	4,064
Other revenues (affiliate portion disclosed in Note 6)	9,351	18,943	13,318	23,832
Total Revenues	254,363	261,145	733,580	725,468

Expenses
Compensation and benefits	200,645	184,159	546,037	539,643
General, administrative and other	41,048	33,046	133,573	104,942
Depreciation and amortization	4,135	5,275	13,010	17,362
Interest expense	2,246	2,643	6,451	8,662
Total Expenses	248,074	225,123	699,071	670,609

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	19,640	1,862	21,706	(22,077)
Tax receivable agreement liability adjustment	—	—	—	(2,699)
Earnings (losses) from equity method investees	22,577	27,467	29,221	(2,420)
Gain on sale of Logan Circle (see Note 1)	188,638	—	188,638	—
Total Other Income (Loss)	230,855	29,329	239,565	(27,196)

Income (Loss) Before Income Taxes	237,144	65,351	274,074	27,663
Income tax benefit (expense)	(46,840)	(7,008)	(58,795)	(11,863)
Net Income (Loss)	$190,304	$58,343	$215,279	$15,800
Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$101,484	$27,181	$115,200	$7,609
Net Income (Loss) Attributable to Class A Shareholders	88,820	31,162	100,079	8,191
	$190,304	$58,343	$215,279	$15,800
Dividends declared per Class A share	$—	$0.09	$0.18	$0.37

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.39	$0.14	$0.44	$0.03
Net income (loss) per Class A share, diluted	$0.37	$0.07	$0.43	$0.02
Weighted average number of Class A shares outstanding, basic	219,388,077	216,913,032	220,044,051	218,160,131
Weighted average number of Class A shares outstanding, diluted	394,250,689	390,293,844	394,234,346	390,240,731

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income (loss) (net of tax)
Net income (loss)	$190,304	$58,343	$215,279	$15,800
Foreign currency translation income (loss)	(573)	(518)	(3,536)	(3,830)
Comprehensive income (loss) from equity method investees	(8)	(11)	10	(178)
Total comprehensive income (loss)	$189,723	$57,814	$211,753	$11,792
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals' and others' interests	$101,180	$26,888	$113,210	$5,335
Comprehensive income (loss) attributable to Class A shareholders	88,543	30,926	98,543	6,457
	$189,723	$57,814	$211,753	$11,792

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders' Equity	Principals' and Others' Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2016	216,891,601	169,207,335	$1,899,163	$(1,333,828)	$(1,094)	$564,241	$323,504	$887,745
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 1)	—	—	—	(602)	—	(602)	(468)	(1,070)
Contributions from principals' and others' interests in equity	—	—	6,735	—	—	6,735	42,316	49,051
Distributions to principals' and others' interests in equity (net of tax)	—	—	—	—	—	—	(124,208)	(124,208)
Class A dividends declared	—	—	(39,242)	—	—	(39,242)	—	(39,242)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(1,016)	—	—	(1,016)	(786)	(1,802)
Net deferred tax effects resulting from changes in ownership of Fortress Operating Group units	—	—	1,772	—	—	1,772	—	1,772
Director restricted share grant	47,325	—	129	—	—	129	101	230
Capital increase related to equity-based compensation (net of tax)	2,428,986	—	5,038	—	—	5,038	3,901	8,939
Dilution impact of equity transactions (Note 6)	—	—	1,761	—	(13)	1,748	(1,748)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	100,079	—	100,079	115,200	215,279
Foreign currency translation income (loss)	—	—	—	—	(1,541)	(1,541)	(1,995)	(3,536)
Comprehensive income (loss) from equity method investees	—	—	—	—	5	5	5	10
Total comprehensive income (loss)						98,543	113,210	211,753
Equity - September 30, 2017	219,367,912	169,207,335	$1,874,340	$(1,234,351)	$(2,643)	$637,346	$355,822	$993,168

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$215,279	$15,800
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,010	17,362
Other amortization (included in interest expense)	515	616
(Earnings) losses from equity method investees	(29,221)	2,420
Distributions of earnings from equity method and other investees	58,773	19,669
(Gains) losses	(21,706)	22,077
Deferred incentive income	(58,724)	(82,287)
Deferred tax (benefit) expense	18,263	9,003
Options received from affiliates	(8,068)	(2,262)
Tax receivable agreement liability adjustment	—	2,699
Equity-based compensation	26,915	21,618
Options in affiliates granted to employees	6,844	4,024
Gain on sale of Logan Circle (see Note 1)	(188,638)	—
Other	105	297
Cash flows due to changes in
Due from affiliates	(24,779)	34,897
Other assets	28,921	(17,187)
Accrued compensation and benefits	(28,695)	(12,327)
Due to affiliates	(14,381)	(9,556)
Deferred incentive income	114,944	118,755
Other liabilities	87,308	20,333
Purchase of investments by consolidated funds	(80,100)	(52,711)
Proceeds from sale of investments by consolidated funds	33,270	57,123
Receivables from brokers and counterparties	(613)	(1,148)
Due to brokers and counterparties	10,527	2,494
Net cash provided by (used in) operating activities	159,749	171,709
Cash Flows From Investing Activities
Contributions to equity method investees	(23,894)	(14,909)
Distributions of capital from equity method and other investees	182,498	193,720
Funding of loan receivable	—	(25,000)
Proceeds from loan receivable	—	10,869
Proceeds from sale of direct investments	—	933
Purchase of fixed assets	(11,538)	(13,841)
Proceeds from sale of Logan Circle (see Note 1)	195,000	—
Cash of fund on deconsolidation date	(20,956)	—
Net cash provided by (used in) investing activities	321,110	151,772

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Financing Activities
Repayments of debt obligations	(77,838)	(222,838)
Borrowings under debt obligations	—	175,000
Payment of deferred financing costs	—	(3,451)
Repurchase of Class A shares (Note 8)	(8,434)	(34,047)
Payments to settle RSU statutory withholding tax (Note 8)	(9,580)	(6,594)
Dividends and dividend equivalents paid	(41,238)	(83,134)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	7,966	71
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(83,294)	(137,618)
Net cash provided by (used in) financing activities	(212,418)	(312,611)
Net Increase (Decrease) in Cash and Cash Equivalents	268,441	10,870
Cash and Cash Equivalents, Beginning of Period	397,125	339,842
Cash and Cash Equivalents, End of Period	$665,566	$350,712
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,632	$7,781
Cash paid during the period for income taxes	$16,502	$10,188
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$29,122	$46,290
Investments of incentive receivable amounts into Fortress Funds	$113,622	$64,222
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$31,037	$4,083
Non-cash non-controlling interest - distributions - deconsolidation of fund	$7,151	$—
Contribution of interests in a Fortress Fund from certain principals to certain senior employees (Note 7)	$11,963	$—

See notes to condensed consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Logan Circle Sale

On July 7, 2017, Fortress Asset Management LLC, a Delaware limited liability company (the "LP Seller"), Fortress Asset Management GP LLC, a Delaware limited liability company (the "GP Seller" and, together with the LP Seller, the "Sellers"), Logan Circle, and Logan Circle Partners GP, LLC, a Pennsylvania limited liability company (the "General Partner"), and in a limited capacity, FIG LLC, a Delaware limited liability company, each of which is an indirect subsidiary of Fortress, entered into a Purchase and Sale Agreement (the "Logan Circle Sale Agreement") with MetLife, Inc., a Delaware corporation (the "Parent Buyer"), pursuant to which, among other things, the Parent Buyer will purchase from the Sellers all of the Sellers' interests in Logan Circle and the General Partner (the "Logan Circle Sale"). The sale was completed on September 15, 2017. The aggregate purchase price was approximately $250.0 million, subject to certain customary adjustments and an allocation of $55.0 million of the purchase price to an employee long-term incentive plan. The Company's carrying amount of assets and liabilities in Logan Circle and the General Partner was $0.8 million, resulting in a gain on sale of $188.6 million, net of selling expenses.

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

4)
Logan Circle Partners, L.P. ("Logan Circle"), which represented Fortress's traditional asset management business providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

duration, core/core plus, investment grade credit, high yield and emerging market debt. The sale of Logan Circle was completed on September 15, 2017.

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

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the nine months ended September 30, 2017, Fortress recorded $0.3 million of net excess tax benefits from delivery of RSUs as a credit to income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.

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
SEPTEMBER 30, 2017
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Fortress currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved. Whereas ASU 2014-09 requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of ASU 2014-09 may require Fortress to recognize incentive income earlier than as prescribed under current guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. ASU 2014-09 permits the use of either the full retrospective method with application to each prior period presented or the modified retrospective method with a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption. Fortress expects to adopt the new standard using the modified retrospective method.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Private Equity
Private Equity Funds
Management fees: affil.	$19,612	$21,191	$59,865	$72,681
Incentive income: affil.	4,000	—	4,000	—

Permanent Capital Vehicles
Management fees: affil.	31,285	27,305	92,457	81,431
Management fees, options: affil.	—	2,262	8,068	2,262
Management fees: non-affil.	170	401	663	1,205
Incentive income: affil.	21,703	4,419	78,389	17,880

Credit Funds
Credit Hedge Funds
Management fees: affil.	36,751	37,691	111,288	110,939
Management fees: non-affil.	13	54	27	70
Incentive income: affil.	2,713	6,307	8,320	11,033
Incentive income: non-affil.	9	—	85	—

Credit PE Funds
Management fees: affil.	28,920	33,182	89,114	94,806
Management fees: non-affil.	—	—	—	36
Incentive income: affil.	30,142	6,668	53,584	41,425
Incentive income: non-affil.	320	31,000	1,140	40,862

Liquid Hedge Funds
Management fees: affil.	107	1,183	474	13,283
Incentive income: affil.	511	2	561	996

Logan Circle
Management fees: affil.	554	677	1,842	1,867
Management fees: non-affil.	12,252	14,000	40,442	40,755
Incentive income: affil.	365	—	365	—
Incentive income: non-affil.	241	—	536	—

Total
Management fees: affil. (including options)	$117,229	$123,491	$363,108	$377,269
Management fees: non-affil.	$12,435	$14,455	$41,132	$42,066
Incentive income: affil. (A)	$59,434	$17,396	$145,219	$71,334
Incentive income: non-affil.	$570	$31,000	$1,761	$40,862

(A)
See "Deferred Incentive Income" below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for each period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2017 and 2016. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $98.0 million and $69.4 million of additional incentive income would have been recognized during the nine months ended September 30, 2017 and 2016, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as "undistributed" deferred incentive income in the table below.

During the nine months ended September 30, 2017 and 2016, Fortress recognized $58.7 million and $82.3 million, respectively, of incentive income distributions from its private equity and credit PE funds which were non-clawbackable or represented "tax distributions." Tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Distributed incentive income amounts in the table below do not include incentive income which is not subject to clawback when received from the Fortress Funds. This also does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

Deferred incentive income from the Fortress Funds was comprised of the following on an inception-to-date basis.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (if any) (C) (D)
Deferred incentive income as of December 31, 2016	$1,657,775		$(1,327,421)	$330,354	$1,207,881
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	354,438
Distribution of private equity funds and credit PE funds incentive income	122,788		N/A	122,788	(122,788)
Recognition of previously deferred incentive income	N/A		(58,724)	(58,724)	N/A
Changes in foreign exchange rates	3,793		—	3,793	N/A
Deferred incentive income as of September 30, 2017	$1,784,356	(E)	$(1,386,145)	$398,211	$1,439,531	(E)
Deferred incentive income including Fortress Funds which are not subject to clawback	$1,932,525		$(1,534,314)

(A)	All related contingencies have been resolved.

(B)	Reflected on Fortress's condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

(C)
At September 30, 2017, no intrinsic clawback exists for any of the Fortress Funds. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2017 at their net asset values.

(D)
From inception to September 30, 2017, Fortress has paid $867.4 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income. If the $1.4 billion of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $556.9 million of compensation.

(E)	See detailed reconciliations below of Distributed-Gross and Undistributed, net of intrinsic clawback (if any).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2017
Distributed incentive income - Private Equity Funds		$784,459
Distributed incentive income - Private Equity Funds in Investment Period or Commitment Period		8,012
Distributed incentive income - Credit PE Funds		1,310,467
Distributed incentive income - Credit PE Funds in Investment Period or Commitment Period		3,560
Distributed incentive income - Permanent Capital Vehicle (see footnote (P) of incentive income threshold tables)		7,043
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,784,356

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		September 30, 2017
Undistributed incentive income - Private Equity Funds		$14,123
Undistributed incentive income - Private Equity Funds in Investment Period or Commitment Period		239,514
Undistributed incentive income - Credit PE Funds		945,684
Undistributed incentive income - Credit PE Funds in Investment Period or Commitment Period		72,769
Undistributed incentive income - Permanent Capital Vehicles		33,688
Undistributed incentive income - Hedge Funds (total)		133,753
Less:	Gross intrinsic clawback per incentive income threshold tables	—
Undistributed, net of intrinsic clawback		$1,439,531

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of September 30, 2017:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Closed Jun-15	$415,574	$(823,588)	$—	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	N/A	N/A	—	344,939	—	—	—
Fund II (2002)	Closed Dec-15	1,974,298	(3,446,405)	—	N/A	N/A	N/A	—	289,531	—	—	—
Fund III (2004)	In Liquidation	2,762,992	(2,221,941)	825,415	284,364	2,815,524	2,531,160	—	—	—	—	—
Fund III Coinvestment (2004)	In Liquidation	273,649	(243,771)	45,554	15,676	322,854	307,178	—	—	—	—	—
Fund IV (2006)	(B)	3,639,561	(1,916,873)	1,646,939	(75,749)	3,885,554	3,961,303	—	—	—	—	—
Fund IV Coinvestment (2006)	(B)	762,696	(437,385)	220,930	(104,381)	828,732	933,113	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(2,299,578)	3,592,222	1,788,087	3,615,851	1,827,764	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(295,953)	326,380	(368,147)	986,120	1,354,267	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	—	N/A	N/A	N/A	—	51,476	—	—	—
FRID (2005) (GAGFAH)	Closed Nov-14	1,220,229	(1,202,153)	—	N/A	N/A	N/A	—	—	—	—	—
FRIC (2006) (Brookdale)	Closed Dec-14	328,754	(291,330)	—	N/A	N/A	N/A	—	—	—	—	—
FICO (2006) (Intrawest)	(B)	724,525	—	(69,001)	(793,526)	942,677	1,736,203	—	—	—	—	—
FHIF (2006) (Holiday)	(B)	1,543,463	(954,223)	795,729	206,489	1,606,257	1,399,768	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(9,392)	854,239	(119,148)	1,159,811	1,278,959	—	—	—	—	—
MSR Opportunities Fund I A (2012)	Aug-22	341,135	(261,922)	229,939	150,726	—	N/A	11,311	3,198	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	82,760	(63,285)	55,635	36,160	—	N/A	2,812	802	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	160,653	(77,043)	110,663	27,053	29,298	2,245	—	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	2,291	(1,075)	1,573	357	422	65	—	—	—	—	—
MSR Opportunities MA I (2013)	Jul-23	36,868	(17,760)	25,433	6,325	6,714	389	—	—	—	—	—
								$14,123	$784,459	$—	$—	$—
Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund (2013)	Sep-24	490,955	(324,511)	503,786	337,342	—	N/A	42,316	8,012	8,012	—	—
Fortress Equity Partners (2014)	Mar-24	197,068	—	1,183,308	986,240	—	N/A	197,198	—	—	—	—
								$239,514	$8,012	$8,012	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value ("NAV")	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(283,308)	$176,282	$192,265	$51,610	$67	$11,413	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(219,735)	155,098	100,553	152,490	51,937	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(408,085)	57,423	122,352	—	N/A	6,369	7,904	—	—	—
LDVF Patent Fund (2007)	Nov-27	48,219	(37,026)	20,351	9,158	16,406	7,248	—	1,471	—	—	—
Real Assets Fund (2007)	In Liquidation	359,024	(442,593)	2,768	86,337	—	N/A	536	12,745	5,267	—	—
Credit Opportunities Fund (2008)	Oct-20	5,700,325	(7,724,256)	803,182	2,827,113	—	N/A	97,349	455,243	107,640	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,387,461	(3,059,336)	716,940	1,388,815	—	N/A	105,254	166,981	67,900	—	—
Credit Opportunities Fund III (2011)	Mar-24	3,481,568	(3,020,300)	1,652,293	1,191,025	—	N/A	185,345	48,038	1,471	—	—
FCO Managed Accounts (2008 - 2012)	Apr-22 to Dec-24	5,206,249	(5,366,364)	2,035,606	2,195,721	—	N/A	241,009	175,643	60,527	—	—
SIP Managed Account (2010)	Sep-20	11,000	(253,637)	10,830	253,467	—	N/A	2,166	48,527	—	—	—
Japan Opportunity Fund (Yen only)(2009)	Jun-19	980,231	(1,985,292)	343,729	1,348,790	—	N/A	76,685	207,840	77,126	—	—
Net Lease Fund I (2010)	Closed Dec-15	152,851	(227,108)	—	N/A	N/A	N/A	—	9,743	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	558,541	(672,653)	171,903	286,015	—	N/A	10,623	14,502	7,974	—	—
Global Opportunities Fund (2010)	Sep-20	355,568	(321,317)	154,533	120,282	—	N/A	21,126	2,372	2,372	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	769,181	(1,003,870)	712,453	947,142	—	N/A	99,921	85,317	34,205	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	685,813	(894,167)	587,684	796,038	—	N/A	85,903	67,969	21,018	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	58,543	(80,669)	16,792	38,918	—	N/A	1,985	5,760	3,212	—	—
CFT Co-invest Fund (CAD) (2015)	Oct-27	14,899	—	15,039	140	2,088	1,948	—	—	—	—	—
CFT Co-invest Fund (USD) (2015)	Oct-27	105,548	—	106,231	683	13,598	12,915	—	—	—	—	—
								$945,684	$1,310,467	$388,712	$—	$—
Credit PE Funds in Investment Period or Commitment Period
FCO Managed Accounts (2015)	Mar-25 to Feb-28	$1,120,745	$(124,855)	$1,091,662	$95,772	$99,605	$36,976	$—	$—	$—	$—	$—
Life Settlements Fund (2010)	Dec-22	428,097	(431,711)	19,351	22,965	117,606	94,641	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	35,215	(35,210)	1,532	1,527	9,672	8,145	—	—	—	—	—
Real Estate Opportunities Fund II (2014)	May-27	785,390	(221,471)	768,410	204,491	—	N/A	37,254	2,381	1,487	—	—
Japan Opportunity Fund III (Yen) (2014)	Oct-24	349,228	(10,713)	425,703	87,188	—	N/A	17,187	216	—	—	—
Japan Opportunity Fund III (Dollar) (2014)	Oct-24	275,615	(5,326)	354,320	84,031	—	N/A	15,154	963	—	—	—
Credit Opportunities Fund IV (2015)	Feb-27	1,138,527	(58,998)	1,206,150	126,621	136,464	9,843	—	—	—	—	—
Global Opportunities Fund II (2015)	Jul-26	75,940	(2,591)	67,075	(6,274)	3,878	10,152	—	—	—	—	—
Secured Lending Fund I (2016)	Mar-24	158,240	(17,893)	148,158	7,811	—	N/A	1,101	—	—	—	—
FJOF3 Residential Coinvestment Fund (Yen) (2017)	Mar-27	53,407	—	56,694	3,287	—	N/A	429	—	—	—	—
FJOF3 Residential Coinvestment Fund (Dollar) (2017)	Mar-27	111,721	—	120,789	9,068	—	N/A	1,644	—	—	—	—
								$72,769	$3,560	$1,487	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (O)	Life-to-Date Incentive Income Crystallized (P)
Publicly Traded Permanent Capital Vehicles
Drive Shack	$752,271	$ (F)	$ N/A	$41,283
Eurocastle	294,329	—	33,688	47,551
New Residential	3,827,162	—	N/A	201,519
New Media	718,005	—	N/A	43,319
New Senior	1,019,713	4,479	N/A	5,672
FTAI	1,017,213	8,161	—	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$4,796,992	$—	100.0%	$63,154	$—
Sidepocket investments (Q)	24,486	75	N/A	1,134	—
Sidepocket investments - redeemers (R)	118,392	12,588	N/A	3,581	—
Main fund investments (liquidating) (T)	909,538	—	100.0%	61,756	8,128

Worden Fund
Main fund investments (liquidating) (T)	93,291	388	94.6%	2,901	—

Fortress Japan Income Fund (Yen only)
Main fund investments	162,635	N/A	100.0%	165	431

Third Party Originated Funds (U)
Main fund investments	84,084	—	100.0%	1,000	—
Managed accounts	1,591	5,961	56.9%	55	31

Liquid Hedge Funds
Drawbridge Global Macro Funds (S)
Sidepocket investments (R)	$71,999	$68,898	N/A	$7	$561

Fortress Partners Funds (S)
Sidepocket investments (R)	424	(F)	N/A	—	—

(A)	Vintage represents the year in which the fund was formed.

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

(F)
For fund investors whose NAV is below the incentive income threshold, represents the immediate increase in NAV needed for these investors for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the publicly traded permanent capital vehicles, represents the immediate increase of the entity's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of September 30, 2017, Fortress does not expect to earn incentive income from Drive Shack and Fortress Partners Funds for an indeterminate period of time.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The undistributed incentive income amounts presented in this table are based on the estimated results of the investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles. As of September 30, 2017, a portion of Long Dated Value Fund I's capital is above the incentive income threshold.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. "Gross" and "Net" refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. As of September 30, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds.

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

(U)
The Third Party Originated Funds include the Value Recovery Funds and JP Funds. Main fund investments exclude certain funds which had total NAV of $595.6 million as of September 30, 2017. Fortress began managing the third party originated Value Recovery Funds and JP Funds in June 2009 and March 2016, respectively, and generally does not expect to earn any significant incentive income from these funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Credit PE Funds

During the nine months ended September 30, 2017, Fortress formed new credit PE funds which had the following capital commitments as of September 30, 2017:

Credit PE
Fortress	$12,815
Fortress's affiliates	29,447
Third party investors	438,157
Total capital commitments	$480,419

Credit Hedge Funds

During the nine months ended September 30, 2017, Fortress formed a new credit hedge fund which had the following NAV as of September 30, 2017:

Credit Hedge
Fortress	$30,331
Fortress's affiliates	12,182
Third party investors	128,056
Total NAV	$170,569

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in certain investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2017	December 31, 2016
Equity method and other investees	$806,700	$856,512
Equity method investees, held at fair value (A)	35,721	23,489
Total investments	$842,421	$880,001
Options in equity method investees	$69,414	$53,206

(A)	Represents the publicly traded permanent capital vehicles.

Gains (losses) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gains (losses)	$1,446	$(1,362)	$7,320	$(2,555)
Net realized gains (losses) from affiliate investments (A)	(47)	788	(1,271)	(16,090)
Net unrealized gains (losses)	4,794	(3,187)	(2,969)	(38,023)
Net unrealized gains (losses) from affiliate investments (A)	13,447	5,623	18,626	34,591
Total gains (losses)	$19,640	$1,862	$21,706	$(22,077)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

(A)
Includes the impact of the expiration of out of the money options in certain publicly traded permanent capital vehicles in 2017 and 2016 and the exercise of options held in Eurocastle in August 2017 (see Fair Value of Financial Instruments) and New Residential in August 2016.

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mark to fair value on affiliate investments and options	$17,235	$6,005	$23,038	$17,649
Mark to fair value on derivatives	1,657	(3,642)	(3,491)	(38,518)
Other	748	(501)	2,159	(1,208)
Total gains (losses)	$19,640	$1,862	$21,706	$(22,077)

As of September 30, 2017 and December 31, 2016, Fortress's carrying value of its holdings in digital currency was $5.7 million with an estimated fair value of $103.4 million and $20.9 million, respectively. Fortress's holdings in digital currency is included in other assets on the condensed consolidated balance sheet.

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

A summary of the changes in Fortress's investments is as follows:

	Nine Months Ended September 30, 2017
	Private Equity
	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Other	Total
Investments as of December 31, 2016	$530,501	$23,489	$59,325	$183,017	$68,127	$15,542	$880,001
Earnings (losses) from equity method and other investees	5,141	N/A	4,414	15,297	4,259	110	29,221
Other comprehensive income (loss) from equity method investees	—	N/A	—	—	11	—	11
Contributions to equity method and other investees (C)	1,598	7,810	122,301	20,549	5,900	63	158,221
Distributions of earnings from equity method and other investees	(16,748)	N/A	(6,510)	(18,829)	(16,684)	(2)	(58,773)
Distributions of capital from equity method and other investees (C)(E)	(17,683)	N/A	(113,705)	(20,764)	(32,273)	(11,127)	(195,552)
Total distributions from equity method and other investees	(34,431)	N/A	(120,215)	(39,593)	(48,957)	(11,129)	(254,325)
Mark to fair value - during period (D)	(32)	4,125	(20)	N/A	N/A	250	4,323
Net purchases (sales) of investments by consolidated funds	—	N/A	36,340	—	—	576	36,916
Deconsolidation of consolidated funds (E)	—	N/A	(14,868)	—	—	(229)	(15,097)
Translation adjustment	571	297	—	625	—	—	1,493
Reclassification to Due to Affiliates (F)	1,657	N/A	—	—	—	—	1,657
Investments as of September 30, 2017	$505,005	$35,721	$87,277	$179,895	$29,340	$5,183	$842,421

Undistributed earnings - September 30, 2017	$781	N/A	$5,777	$8,515	$8,467	$—	$23,540

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

(A)	Fortress elected to record the common shares held in the publicly traded permanent capital vehicles at fair value pursuant to the fair value option for financial instruments.

(B)	Includes Fortress's investment in the Affiliated Manager.

(C)	The amounts presented above can be reconciled to the amounts presented on the condensed consolidated statement of cash flows as follows:

	Nine Months Ended September 30, 2017
	Contributions	Distributions of Capital
Per Condensed Consolidated Statement of Cash Flows	$23,894	$(182,498)
Incentive income invested into the Fortress Funds	113,622	—
Change in distributions receivable from the Fortress Funds	—	(50)
Non-cash contribution (distribution)	14,274	(5,925)
Net funded*	6,431	(6,431)
Other	—	(648)
Per Above	$158,221	$(195,552)

*
In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)	Recorded to Gains (Losses).

(E)
In August 2017, Fortress deconsolidated a credit hedge fund and retained a $21.5 million equity method investment in the fund. See Consolidation and Deconsolidation of a Certain Fortress Fund. In September 2017, Fortress deconsolidated a Logan Circle fund (included in Other) and subsequently received a $10.8 million capital distribution from the fund.

(F)	Represents a portion of the general partner liability (Note 9).

The following tables present summarized statements of operations for Fortress's significant equity method investees. The publicly traded permanent capital vehicles and Other are not presented as they are insignificant to Fortress's investments.

	Private Equity Funds (A)		Credit Hedge Funds
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$778,828	$711,526	$759,511	$717,982
Expenses	(185,069)	(120,186)	(322,000)	(314,145)
Net Income (Loss)	$593,759	$591,340	$437,511	$403,837
Fortress's earnings (losses) from equity method investees	$5,141	$(13,652)	$4,414	$3,583

	Credit PE Funds (A)(B)		Liquid Hedge Funds (C)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and gains (losses) on investments	$1,373,983	$1,234,229	$109,656	$81,321
Expenses	(203,699)	(216,592)	(106,748)	(114,871)
Net Income (Loss)	$1,170,284	$1,017,637	$2,908	$(33,550)
Fortress's earnings (losses) from equity method investees	$15,297	$16,039	$4,259	$(8,295)

(A)
For private equity funds, includes five entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the nine months ended June 30, 2017). For credit PE funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag, as permitted, because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(B)	Includes certain entities in which Fortress has both a direct and an indirect investment.

(C)	Includes the operating results of the Affiliated Manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

Consolidation and Deconsolidation of a Certain Fortress Fund

In June 2017, Fortress formed a new credit hedge fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidated the fund. During August 2017, a reconsideration event occurred at the credit hedge fund whereby the credit hedge fund no longer qualified as a variable interest entity. The credit hedge fund is deemed to be a voting interest entity and Fortress does not have control over the fund since the unrelated limited partners have the substantive ability to liquidate the fund or otherwise remove Fortress as investment manager, without cause based on a simple unaffiliated majority vote. As such, Fortress deconsolidated the credit hedge fund in August 2017. The retained investment is included within Investments on the Condensed Consolidated Balance Sheet.

The following tables set forth certain information as of September 30, 2017 regarding entities initially classified as variable interest entities ("VIEs") during the nine months ended September 30, 2017 in which Fortress held variable interests:

	Fortress is not Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	3	$51,863	$—	$301	(D)

	Fortress is Primary Beneficiary
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	1	$—	$—	$—	(F)

The following tables set forth certain information regarding all variable interest entities in which Fortress held a variable interest as of September 30, 2017 and December 31, 2016.

	Fortress is not Primary Beneficiary
	September 30, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,189,526	$—	$6,183	1	$1,129,646	$—	$334	(D)
Permanent Capital Vehicles	6	28,683,990	18,433,056	206,955	6	25,865,217	16,758,464	146,934	(C)
Credit Hedge Funds	4	1,563,385	308,207	5,219	4	1,891,053	432,078	20,894	(D) (E)
Credit PE Funds	36	1,593,299	527,163	17,080	35	995,592	236,105	12,265	(D) (E)
Liquid Hedge Funds	3	171,192	—	27,592	3	253,646	—	32,836	(D) (E)

	Fortress is Primary Beneficiary
	September 30, 2017				December 31, 2016
Business	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets (A)	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$29,338	$—	$10,917	2	$34,118	$—	$10,694	(F) (G)
Credit Hedge Funds	—	—	—	—	—	—	—	—	(F)
Credit PE Funds	1	400	—	20	1	400	—	20	(F)
Liquid Hedge Funds	1	4,110	—	1,907	1	4,328	—	2,009	(F)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

(D)
Includes entities, primarily investing vehicles set up on behalf of the Fortress Funds to make investments, that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is not the primary beneficiary of these entities. Fortress and its related parties under common control as a group, where applicable, do not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these entities. During the nine months ended September 30, 2017, a credit PE fund entity was liquidated and a reconsideration event occurred at another credit PE fund entity whereby Fortress no longer has a variable interest in the entity.

(E)
Includes entities that are a VIE because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the primary beneficiary of these entities because Fortress does not have the power to direct the activities that most significantly impact the economic performance of these entities.

(F)
Includes entities that are a VIE because the entity's at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the power, through voting rights or similar rights, to direct the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity's economic performance and has the right to receive benefits or the obligation to absorb losses from the VIE that potentially could be significant to the entity. In June 2017, Fortress formed a new credit hedge fund. Fortress determined that the fund qualified as a variable interest entity and that it was the primary beneficiary and therefore consolidates the fund. During August 2017, a reconsideration event occurred at the credit hedge fund whereby the credit hedge fund no longer qualified as a variable interest entity. The credit hedge fund is deemed to be a voting interest entity and Fortress does not have control over the fund. As such, Fortress deconsolidated the credit hedge fund in August 2017.

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
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress's financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	September 30, 2017	December 31, 2016	Valuation Method
Assets (within Investments)
Equity method investments, held at fair value (A)	$35,721	$23,489	Level 1 - Quoted prices in active markets for identical assets
Options in equity method investees	$69,414	$53,206	Level 2 - Option valuation models using significant observable inputs
Assets (within Other assets and Due from affiliates)
Derivatives	$18,864	$19,087	Level 2 - See below
Liabilities (within Accrued compensation and benefits)
Options in affiliates granted to employees	$(7,912)	$(4,310)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other liabilities and Due to affiliates)
Derivatives	$(14,215)	$(5,018)	Level 2 - See below

(A)	Represents the publicly traded permanent capital vehicles.

See Note 4 regarding the fair value of outstanding debt.

In August 2017, Fortress and certain Fortress employees exercised a total of 5.5 million options and related tandem options in Eurocastle. In connection with the exercise, Fortress retained 0.7 million of net Eurocastle shares as options were surrendered to satisfy payment of the option exercise price.

During the second quarter of 2017, Fortress granted tandem options of 1.6 million in the options it holds in Eurocastle to certain employees, which had a fair value of $2.2 million as of the grant date. These tandem options were exercised in August 2017 as discussed above.

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
The following tables summarize the fair value of Fortress's derivative contracts on a gross basis and any amount of offset as permitted by netting agreements as of September 30, 2017.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

	Gross Amounts of Recognized Assets as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Received as of	Net Amount as of
Offsetting of Derivative Assets	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2017
Foreign exchange option contracts	$873	$(533)	$340	$—	$340
Foreign exchange forward contracts	18,524	—	18,524	—	18,524
	$19,397	$(533)	$18,864	$—	$18,864

	Gross Amounts of Recognized Liabilities as of	Gross Amounts Offset in the Condensed Consolidated Balance Sheet as of	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet as of	Cash Collateral Pledged as of	Net Amount as of
Offsetting of Derivative Liabilities	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2017
Foreign exchange option contracts	$(1,406)	$304	$(1,102)	$—	$(1,102)
Foreign exchange forward contracts	(13,113)	—	(13,113)	—	(13,113)
	$(14,519)	$304	$(14,215)	$—	$(14,215)

The counterparties on the outstanding derivatives are Citibank, N.A., Bank of America, N.A., Barclays Bank PLC and certain credit PE funds.

Fortress's derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	September 30, 2017 (or nine months ended)			Maturity
	Classification	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts (JPY) (A)	Other assets	$340	$54,732	$(494)	Nov-17 - Feb-19
Foreign exchange option contracts (JPY) (A)	Other liabilities	$(1,102)	$72,032	$(645)	Nov-17 - Mar-18
Foreign exchange forward contracts (JPY) (A)	Other assets	$7,798	$221,992	$(447)	Nov-17 - Dec-19
Foreign exchange forward contracts (JPY) (A)	Other liabilities	$(346)	$25,586	$(291)	Nov-17 - Dec-19
Foreign exchange forward contracts (JPY)	Due to affiliates	$(2,041)	$91,850	$1,361	Nov-17
Foreign exchange forward contracts (CAD) (A)	Other assets	$2,566	$115,585	$2,566	Sep-18
Foreign exchange forward contracts (CAD) (A)	Other liabilities	$(10,726)	$220,646	$(10,726)	Oct-17
Foreign exchange forward contracts (CAD)	Due from affiliates	$8,160	$336,231	$8,160	Oct-17 - Sep-18

(A)	Fortress has master netting agreements with its counterparties.

(B)	Reflects unrealized gains (losses) for the nine months ended September 30, 2017 related to contracts outstanding at period end.

Fortress's average gross notional amount outstanding for the nine months ended September 30, 2017 was $808.0 million, of which $273.4 million relates to foreign exchange (JPY) derivative contracts used to economically hedge future estimated incentive income.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2017
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 2.00% (C)	Jan 2021	$168,091
Promissory note (D)	—	77,838	5.00%	Nov 2017	N/A
Total	$105,000	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of September 30, 2017.

(C)	Subject to unused commitment fees of 0.30% per annum.

(D)
Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress. In September 2017, Fortress repaid the principal amount and accrued interest of $1.2 million due on the promissory note which was due to mature in November 2017.

Management believes the fair value of its outstanding debt was $105.6 million as of September 30, 2017 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

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

Fortress was in compliance with all of its debt covenants as of September 30, 2017. The following table sets forth the financial covenant requirements as of September 30, 2017:

	September 30, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$32,398	(A)
Consolidated Leverage Ratio	≤	2.50	0.28	(B)
Consolidated Interest Coverage Ratio	≥	4.00	45.25	(B)

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
SEPTEMBER 30, 2017
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

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current
Federal income tax expense (benefit)	$24,935	$(8,865)	$21,483	$(9,843)
Foreign income tax expense (benefit)	1,432	2,683	7,925	10,768
State and local income tax expense (benefit)	11,225	1,993	11,124	1,935
	37,592	(4,189)	40,532	2,860
Deferred
Federal income tax expense (benefit)	8,180	10,187	16,427	6,652
Foreign income tax expense (benefit)	106	(90)	(291)	1,836
State and local income tax expense (benefit)	962	1,100	2,127	515
	9,248	11,197	18,263	9,003
Total expense (benefit)	$46,840	$7,008	$58,795	$11,863

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2017	December 31, 2016
Gross deferred tax assets	$448,950	$460,854
Less:
Valuation allowance	(28,606)	(27,819)
Deferred tax liabilities (A)	(11,784)	(8,791)
Deferred tax assets, net	$408,560	$424,244

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from options received from certain publicly traded permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2016	$27,819
Changes due to FIG Corp. ownership change	396
Net increases (A)	391
Valuation allowance at September 30, 2017	$28,606

(A)	Primarily related to the change in the portion of the deferred tax asset that would be realized only in connection with future capital gains and therefore required a full valuation allowance.

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
SEPTEMBER 30, 2017
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
For the nine months ended September 30, 2017, Fortress recorded $0.3 million as a credit to income tax expense for excess tax benefits from RSUs delivered during the period and as an operating activity on the condensed consolidated statement of cash flows. Based on the value of RSUs which vested and were delivered during the nine months ended September 30, 2016, Fortress had a tax shortfall of $2.5 million which was recorded as a debit to income taxes payable and a credit to paid-in capital.

For the nine months ended September 30, 2017, a net deferred income tax provision of $1.0 million was recorded as a credit to other comprehensive income, primarily related to foreign currency translation.

For the nine months ended September 30, 2017, changes in FIG Corp.'s ownership and other items resulted in an increase to deferred tax assets of $2.2 million with an offsetting increase to the valuation allowance of $0.4 million. The net increase in deferred tax assets was recorded as a credit to paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2017, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $17.5 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity
		Permanent	Credit		Liquid
	Funds	Capital Vehicles	Hedge Funds	PE Funds	Hedge Funds	Logan Circle	Other (A)	Total
September 30, 2017
Management fees and incentive income	$23,794	$89,624	$4,819	$19,837	$606	$—	$—	$138,680
Expense reimbursements	31,170	9,539	10,628	25,948	435	—	—	77,720
Dividends and distributions	—	848	—	—	—	—	—	848
Other	—	1,809	—	—	—	—	21,065	22,874
Total	$54,964	$101,820	$15,447	$45,785	$1,041	$—	$21,065	$240,122

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

As of September 30, 2017, amounts due from Fortress Funds recorded in Due from Affiliates included $22.4 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 4% of such fund's NAV and Fortress believes these fees and reimbursable expenses will ultimately be collected.

Due to affiliates was comprised of the following:

	September 30, 2017	December 31, 2016
Principals - tax receivable agreement - Note 5	$244,652	$244,325
Principals - Principal Performance Payments - Note 7	39,711	36,698
Distributions payable on Fortress Operating Group units - Note 8	31,037	—
Other	25,728	31,259
General partner liability - Note 9	50,143	48,487
Total	$391,271	$360,769

Other Related Party Transactions

For the nine months ended September 30, 2017 and 2016, Other Revenues included $4.3 million and $4.1 million, respectively, of revenues from affiliates, primarily interest and dividends.

During the nine months ended September 30, 2017, Fortress advanced $4.0 million to senior employees who are not officers of Fortress. The advances bear interest at rates up to LIBOR+5%. All principal and interest is due and payable no later than February 2021. In addition, during the nine months ended September 30, 2017, Fortress received repayments of advances aggregating $1.3 million.

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
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Principals' and Others' Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress's consolidated, but not wholly owned subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	September 30, 2017	December 31, 2016
Fortress Operating Group units held by the Principals	$332,888	$289,540
Employee interests in majority owned and controlled fund advisor and general partner entities	20,738	32,711
Other	2,196	1,253
Total	$355,822	$323,504

The Fortress Operating Group portion of these interests is computed as follows:

	September 30, 2017	December 31, 2016
Fortress Operating Group equity	$787,393	$694,639
Less: Others' interests in equity of consolidated subsidiaries	(22,934)	(33,964)
Total Fortress shareholders' equity in Fortress Operating Group	$764,459	$660,675
Fortress Operating Group units outstanding (A)	169,207,335	169,207,335
Class A shares outstanding	219,367,912	216,891,601
Total	388,575,247	386,098,936
Fortress Operating Group units as a percent of total (B)	43.5%	43.8%
Equity of Fortress Operating Group units held by the Principals	$332,888	$289,540

(A)	Held by the Principals; exclusive of Class A shares.

(B)	As a result, the Registrant owned 56.5% and 56.2% of Fortress Operating Group as of September 30, 2017 and December 31, 2016, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fortress Operating Group units held by the Principals and a former senior employee (see Note 8)	$101,292	$27,099	$114,818	$6,728
Employee interests in majority owned and controlled fund advisor and general partner entities	177	100	325	907
Other	15	(18)	57	(26)
Total	$101,484	$27,181	$115,200	$7,609

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fortress Operating Group net income (loss)	$232,802	$61,825	$264,044	$16,112
Adjust:
Others' interests in net (income) loss of consolidated subsidiaries	(192)	(82)	(382)	(881)
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$232,610	$61,743	$263,662	$15,231
Fortress Operating Group as a percent of total (A)	43.5%	43.9%	43.5%	44.2%
Fortress Operating Group net income (loss) attributable to the Principals and a former senior employee (see Note 8)	$101,292	$27,099	$114,818	$6,728

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and a former senior employee.

The following discloses the effects of changes in Fortress's ownership interest in Fortress Operating Group on Fortress's equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress's shareholders' equity for the delivery of Class A shares primarily in connection with vested RSUs	$—	$—	$1,748	$3,559
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	—	(3,708)
Dilution impact of equity transactions	—	—	1,748	(149)
Increase in Fortress's shareholders' equity for the conversion of Fortress Operating Group units by a former senior employee (see Note 8)	—	434	—	434
Total transfers (to) from the Principals' and Others' Interests	—	434	1,748	285
Net income (loss) attributable to Class A shareholders	88,820	31,162	100,079	8,191
Change from transfers (to) from the Principals' and Others' Interests and from net income (loss) attributable to Class A shareholders	$88,820	$31,596	$101,827	$8,476

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

7. COMPENSATION

Fortress's total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity-based compensation, per below	$12,058	$6,689	$26,915	$21,618
Profit-sharing expense, per below	54,638	56,670	116,707	148,757
Discretionary bonuses	74,407	59,212	211,079	179,144
Other payroll, taxes and benefits (A)	59,542	61,588	191,336	190,124
	$200,645	$184,159	$546,037	$539,643

(A)
During the nine months ended September 30, 2017, certain Fortress principals contributed to Fortress interests in a Fortress Fund which were then granted to certain senior employees. These interests are fully vested and were valued at $12.0 million as of the grant date and expensed as other payroll, taxes and benefits during the period with a corresponding credit to contributions from principals' and others' interest in equity in Fortress's condensed consolidated statement of changes in equity.

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2016	17,313,179	$6.37	48,970	$7.61
Issued	2,302,607	$4.95	—	—
Transfers	—	—	—	—
Converted	(3,580,557)	$6.84	(48,970)	$7.61
Forfeited	(136,014)	$3.56	—	—
Outstanding at September 30, 2017 (B)	15,899,215	$6.09	—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expense incurred (B)
Employee RSUs	$5,057	$6,139	$15,104	$19,177
Non-employee RSUs	—	(227)	—	(160)
Principal Performance Payments (C)	6,990	741	11,729	2,494
Restricted shares (D)	11	36	82	107
Total equity-based compensation expense	$12,058	$6,689	$26,915	$21,618

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2017 of $50.0 million, with a weighted average recognition period of 2.9 years.

(C)
Represents expense associated with RSUs awarded for Principal Performance Payments in relation to 2014, 2015 and 2016. These RSUs vest ratably over a period of three years. In addition, a portion of the expense is related to 2017 performance to date, which would result in approximately 1.7 million Class A shares being granted. These Class A shares would be fully vested on the grant date.

(D)	Represents expense associated with restricted shares granted to a director during 2015. These restricted shares vested over a period of two years with final vesting in July 2017.

During the nine months ended September 30, 2017, Fortress granted 1.8 million non-dividend paying RSUs to its employees valued at an aggregate of $8.7 million on the respective grant dates. These RSUs vest over a period of three years.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

During the nine months ended September 30, 2017, Fortress awarded 0.5 million dividend paying RSUs as Principal Performance Payments based on 2016 results valued at an aggregate of $2.7 million on the grant date. These RSUs vest over a period of three years. Additionally, Fortress issued 1.1 million Class A shares to Principals in connection with the vesting of dividend paying RSUs.

The expense for Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2017
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity businesses	$4,401	$16,998	$21,399
Credit businesses	7,328	12,345	19,673
Total	$11,729	$29,343	$41,072

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

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Private equity funds	$2,314	$—	$4,191	$—
Permanent capital vehicles (A)	2,521	2,550	7,173	10,040
Credit hedge funds	11,896	15,964	31,172	30,133
Credit PE funds	26,534	28,047	44,828	83,943
Liquid hedge funds	—	131	—	685
Principal Performance Payments (B)	11,373	9,978	29,343	23,956
Total	$54,638	$56,670	$116,707	$148,757

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
SEPTEMBER 30, 2017
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	218,433,720	218,433,720	217,639,044	217,639,044
Fully vested restricted Class A share units with dividend equivalent rights	20,165	20,165	1,471,162	1,471,162
Restricted Class A shares	934,192	934,192	933,845	933,845
Fortress Operating Group units exchangeable into Class A shares (1)	—	169,207,335	—	169,207,335
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	5,655,277	—	4,982,960
Total weighted average shares outstanding	219,388,077	394,250,689	220,044,051	394,234,346
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$88,820	$88,820	$100,079	$100,079
Dividend equivalents declared on and undistributed earnings allocated to non-vested restricted Class A shares and restricted Class A share units (2)	(2,922)	(2,922)	(2,698)	(2,698)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	61,021	—	71,815
Net income (loss) available to Class A shareholders	$85,898	$146,919	$97,381	$169,196
Weighted average shares outstanding	219,388,077	394,250,689	220,044,051	394,234,346
Basic and diluted net income (loss) per Class A share	$0.39	$0.37	$0.44	$0.43

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	215,722,403	215,722,403	216,581,904	216,581,904
Fully vested restricted Class A share units with dividend equivalent rights	303,762	303,762	755,599	755,599
Restricted Class A shares	886,867	886,867	822,628	822,628
Fortress Operating Group units exchangeable into Class A shares (1)	—	169,437,692	—	169,488,696
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	3,943,120	—	2,591,904
Total weighted average shares outstanding	216,913,032	390,293,844	218,160,131	390,240,731
Basic and diluted net income (loss) per Class A share
Net income attributable to Class A shareholders	$31,162	$31,162	$8,191	$8,191
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units (2)	(808)	(808)	(1,679)	(1,679)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	(2,430)	—	2,256
Net income (loss) available to Class A shareholders	$30,354	$27,924	$6,512	$8,768
Weighted average shares outstanding	216,913,032	390,293,844	218,160,131	390,240,731
Basic and diluted net income per Class A share	$0.14	$0.07	$0.03	$0.02

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
SEPTEMBER 30, 2017
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share Units	8,458,814	9,197,150	8,321,531	9,099,458

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

During the nine months ended September 30, 2017, in connection with the delivery of vested RSUs, Fortress paid $9.6 million of statutory withholding tax on behalf of employees and therefore issued only 1.4 million Class A shares in satisfaction of 2.6 million RSUs originally granted. These payments are treated as financing activities on the consolidated statement of cash flows. Subsequent to September 30, 2017, in connection with the delivery of vested RSUs, Fortress paid an additional $0.3 million of statutory withholding tax on behalf of employees and therefore issued only 36,719 Class A shares in satisfaction of 70,773 RSUs originally granted.

In February 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. ("Nomura") to acquire 60,568,275 Class A shares for $363.4 million. During the nine months ended September 30, 2017, Fortress made a final payment of $8.4 million to Nomura related to the purchase agreement.

Fortress's dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class A shares	218,433,720	215,722,403	217,639,044	216,581,904
Restricted Class A shares (directors)	934,192	886,867	933,845	822,628
Restricted Class A share units (employees) (A)	20,165	303,762	1,471,162	755,599
Restricted Class A share units (employees) (B)	7,461,953	8,063,715	7,396,854	7,982,073
Fortress Operating Group units (Principals)	169,207,335	169,437,692	169,207,335	169,488,696
Total	396,057,365	394,414,439	396,648,240	395,630,900

	As of September 30, 2017	As of December 31, 2016
Class A shares	218,433,720	216,004,734
Restricted Class A shares (directors)	934,192	886,867
Restricted Class A share units (employees) (A)	70,773	467,930
Restricted Class A share units (employees) (B)	7,461,953	8,063,715
Fortress Operating Group units (Principals)	169,207,335	169,207,335
Total	396,107,973	394,630,581

(A)	Represents vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Dividends and distributions during the nine months ended September 30, 2017 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A shares	$—	$39,242	$—	$39,242
Dividend equivalents on restricted Class A share units	194	1,802	—	1,802
Distributions to Fortress Operating Group unit holders
(the Principals) (A)	—	44,670	31,037	75,707
Total distributions	$194	$85,714	$31,037	$116,751

(A)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals).

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress's interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the condensed consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2017 was $50.1 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2017, individually and in the aggregate, will not materially affect Fortress's results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress's role as investment manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Private Equity Fund, Credit PE Fund and Credit Hedge Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $182.8 million as of September 30, 2017, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases as of September 30, 2017 are as follows:

October 1, 2017 to December 31, 2017	$5,865
2018	27,200
2019	26,995
2020	26,001
2021	24,942
2022	23,358
Thereafter	228,663
Total	$363,024

Rent expense, including operating expense escalations, during the nine months ended September 30, 2017 and 2016 was $24.4 million and $20.5 million, respectively, and was included in general, administrative and other expense on the condensed consolidated statements of operations.

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. The sale of Logan Circle was completed on September 15, 2017.

For segment results of operations, the amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the nine months ended September 30, 2017, interest expense incurred with respect to corporate borrowings, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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
SEPTEMBER 30, 2017
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

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any, and

(iv)	for 2017, subtracting the adjustment to the gain on sale of Logan Circle.
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
SEPTEMBER 30, 2017
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

Embedded Incentive Income

As of September 30, 2017, Fortress had $1.4 billion of gross undistributed incentive income and no intrinsic clawback related to distributed incentive income exists for any of the Fortress Funds (Note 2). Of the $1.4 billion, $98.0 million has been recognized in distributable earnings. This amount represents accrued hedge fund and permanent capital vehicle incentive income recorded during the nine months ended September 30, 2017.

In addition, Fortress has foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future estimated incentive income with a net unrealized gain of $4.6 million as of September 30, 2017. If these contracts would have been settled as of September 30, 2017, Fortress would have increased gross distributable earnings by $4.6 million, or by $3.0 million net of employee interests.

Furthermore, if Fortress had (i) exercised all of its in-the-money publicly traded permanent capital vehicle options (Note 3) and sold all of the resulting shares, (ii) sold all of its publicly traded permanent capital vehicle shares which it received as incentive income and (iii) sold all of its publicly traded permanent capital vehicle shares which it received from previously exercised permanent capital vehicle options, it would have recorded $55.5 million of gross additional distributable earnings, or $49.7 million net of employee interests, based on their respective September 30, 2017 closing prices.

Embedded Gain/Loss and Impairment of Investments for DE Purposes

As of September 30, 2017, Fortress's share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $507.1 million, representing a net unrealized gain. During the nine months ended September 30, 2017, Fortress recorded less than $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of September 30, 2017, Fortress had $0.4 million of unrealized losses on certain investments that have not been recorded as impairment.

Clawback Reserve on Incentive Income for DE Purposes

As of September 30, 2017, Fortress has no intrinsic clawback obligation for any of its private equity funds and credit PE funds (Note 2). As such, Fortress's CODM has determined no clawback DE reserve is necessary.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

September 30, 2017 and the Nine Months Then Ended

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated		Total
Segment revenues
Management fees	$59,865	$92,370	$112,045	$89,114	$2,222	$42,284	$—		$397,900
Incentive income	11,760	121,670	74,831	116,958	561	901	—		326,681
Segment revenues - total	$71,625	$214,040	$186,876	$206,072	$2,783	$43,185	$—		$724,581
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$46,016	$123,966	$73,207	$51,249	$(4,172)	$(651)	$(27,810)		$261,805
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$46,016	$123,966	$73,207	$51,249	$6,596	$(651)	$(27,810)		$272,573
Fund management distributable earnings (loss)	$44,867	$108,118	$65,635	$46,475	$6,596	$(651)	$(27,810)		$243,230
Pre-tax distributable earnings (loss)	$60,111	$110,475	$70,341	$55,773	$17,732	$168,719	$(31,619)		$451,532

Total segment assets	$563,409	$237,861	$173,527	$256,725	$125,527	$1,280	$1,154,751	(A)	$2,513,080
Three Months Ended September 30, 2017

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$19,612	$31,205	$36,973	$28,920	$1,583	$12,806	$—	$131,099
Incentive income	10,760	57,575	28,145	42,096	511	319	—	139,406
Segment revenues - total	$30,372	$88,780	$65,118	$71,016	$2,094	$13,125	$—	$270,505
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$20,506	$51,516	$25,240	$17,477	$(339)	$(1,519)	$(5,286)	$107,595
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$20,506	$51,516	$25,240	$17,477	$3,906	$(1,519)	$(5,286)	$111,840
Fund management distributable earnings (loss)	$19,411	$45,409	$22,593	$15,952	$3,906	$(1,519)	$(5,286)	$100,466
Pre-tax distributable earnings (loss)	$34,534	$46,482	$24,538	$20,494	$4,178	$167,521	$(6,424)	$291,323

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Nine Months Ended September 30, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$72,681	$81,886	$112,572	$94,842	$13,391	$42,622	$—	$417,994
Incentive income	—	26,191	84,015	196,131	996	382	—	307,715
Segment revenues - total	$72,681	$108,077	$196,587	$290,973	$14,387	$43,004	$—	$725,709
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$45,357	$45,090	$87,014	$97,042	$(10,340)	$4,296	$—	$268,459
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$45,357	$45,090	$87,014	$97,042	$(5,411)	$4,296	$—	$273,388
Fund management distributable earnings (loss)	$45,333	$39,244	$73,149	$92,820	$(5,411)	$4,296	$—	$249,431
Pre-tax distributable earnings (loss)	$44,524	$41,174	$76,242	$106,936	$(8,965)	$4,828	$(9,962)	$254,777

Three Months Ended September 30, 2016

	Private Equity
		Permanent Capital Vehicles	Credit		Liquid Hedge Funds
	Funds		Hedge Funds	PE Funds		Logan Circle	Unallocated	Total
Segment revenues
Management fees	$21,191	$27,456	$38,100	$33,182	$1,291	$14,677	$—	$135,897
Incentive income	—	10,271	44,256	57,880	2	318	—	112,727
Segment revenues - total	$21,191	$37,727	$82,356	$91,062	$1,293	$14,995	$—	$248,624
Fund management distributable earnings (loss) before earnings from the Affiliated Manager and Principal Performance Payments (B)	$13,801	$15,579	$41,800	$28,275	$(6,150)	$1,808	$—	$95,113
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$13,801	$15,579	$41,800	$28,275	$(3,298)	$1,808	$—	$97,965
Fund management distributable earnings (loss)	$13,794	$13,672	$34,357	$27,653	$(3,298)	$1,808	$—	$87,986
Pre-tax distributable earnings (loss)	$13,803	$14,288	$35,799	$31,550	$(4,978)	$1,944	$(2,725)	$89,681

(A)	Unallocated assets includes cash of $661.4 million and net deferred tax assets of $408.6 million.

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fund management distributable earnings	$100,466	$87,986	$243,230	$249,431
Investment income (loss)	192,946	4,199	214,422	13,709
Interest expense	(2,089)	(2,504)	(6,120)	(8,363)
Pre-tax distributable earnings	291,323	89,681	451,532	254,777

Adjust incentive income
Incentive income received from or declared by private equity funds and credit PE funds, subject to contingent repayment	(52,855)	(57,880)	(128,717)	(196,131)
Incentive income received from third parties, subject to contingent repayment	(178)	(1,886)	(1,620)	(4,944)
Incentive income from private equity funds and credit PE funds, not subject to contingent repayment	34,462	37,668	58,724	82,287
Incentive income from hedge funds, permanent capital vehicles and Logan Circle, subject to annual performance achievement	(51,230)	(35,631)	(98,007)	(69,350)
Incentive income from third parties, not subject to contingent repayment	5,793	13,793	5,793	13,793
Incentive income received related to the exercise of options	(9,593)	(3,981)	(9,593)	(3,981)
	(73,601)	(47,917)	(173,420)	(178,326)
Adjust other income (loss)
Distributions of earnings from equity method investees*	(19,671)	(4,108)	(36,321)	(14,839)
Earnings (losses) from equity method investees*	16,068	24,833	14,183	(7,563)
Gains (losses) on options in equity method investees	14,972	3,842	19,192	13,847
Gains (losses) on other investments	3,909	(1,178)	705	(35,262)
Impairment of investments (see discussion above)	—	359	33	3,184
Adjust income from the receipt of options	—	2,262	8,068	2,262
Adjust gain on sale of Logan Circle (see Note 1)	19,732	—	19,732	—
	35,010	26,010	25,592	(38,371)
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based and other compensation expense (including publicly traded permanent capital vehicle options assigned)	(11,338)	(3,424)	(42,248)	(21,961)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	(4,005)	1,373	14,203	15,244
	(15,343)	(2,051)	(28,045)	(6,717)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(291)	(659)	(1,609)	(1,977)
Adjust non-controlling interests related to Fortress Operating Group units	(101,292)	(27,099)	(114,818)	(6,728)
Adjust tax receivable agreement liability	—	—	—	(2,699)
Adjust income taxes and other tax related items	(46,986)	(6,803)	(59,153)	(11,768)
Total adjustments	(202,503)	(58,519)	(351,453)	(246,586)

Net Income (Loss) Attributable to Class A Shareholders	88,820	31,162	100,079	8,191
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	101,484	27,181	115,200	7,609
Net Income (Loss) (GAAP)	$190,304	$58,343	$215,279	$15,800

 * This adjustment relates to all of the private equity, credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share and per share data)

September 30, 2017
Total segment assets	$2,513,080
Adjust equity investments from segment carrying amount	(107,315)
Adjust investments gross of employees' and others' portion	6,002
Adjust intangible assets	(4,605)
Adjust receivables for incentive income subject to annual performance achievement	(89,686)
Total assets (GAAP)	$2,317,476

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment revenues	$270,505	$248,624	$724,581	$725,709
Adjust management fees	(1,436)	(212)	(1,728)	(920)
Adjust incentive income*	(79,401)	(64,332)	(179,701)	(195,520)
Adjust income from the receipt of options	—	2,262	8,068	2,262
Adjust other revenues (including expense reimbursements)**	64,695	74,803	182,360	193,937
Total revenues (GAAP)	$254,363	$261,145	$733,580	$725,468

* Incentive income received from third parties, not subject to contingent repayment of $5.8 million and $16.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $6.3 million and $17.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, are included in segment measures as part of incentive income while included in GAAP as part of other revenues.

** Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income paid during the current period; such revenues are included elsewhere in the calculation of distributable earnings.

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2017 (referred to as "subsequent events") through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these condensed consolidated financial statements.

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

Logan Circle Sale

On July 7, 2017, Fortress Asset Management LLC, a Delaware limited liability company (the "LP Seller"), Fortress Asset Management GP LLC, a Delaware limited liability company (the "GP Seller" and, together with the LP Seller, the "Sellers"), Logan Circle, and Logan Circle Partners GP, LLC, a Pennsylvania limited liability company (the "General Partner"), and in a limited capacity, FIG LLC, a Delaware limited liability company, each of which is an indirect subsidiary of Fortress, entered into a Purchase and Sale Agreement (the "Logan Circle Sale Agreement") with MetLife, Inc., a Delaware corporation (the "Parent Buyer"), pursuant to which, among other things, the Parent Buyer will purchase from the Sellers all of the Sellers' interests in Logan Circle and the General Partner (the "Logan Circle Sale"). The sale was completed on September 15, 2017. The aggregate purchase price was approximately $250.0 million, subject to certain customary adjustments and an allocation of $55.0 million of the purchase price to an employee long-term incentive plan. The Company's carrying amount of assets and liabilities in Logan Circle and the General Partner was $0.8 million, resulting in a gain on sale of $188.6 million, net of selling expenses.

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $36.1 billion in AUM as of September 30, 2017. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,750 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, receive reimbursements of certain expenses from funds we manage and earn investment income (loss) from our investments in our funds. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed for the nine months ended September 30, 2017, with positive performance in some funds and negative performance in others, and overall our segment operating results (excluding the impact of $27.8 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank) were up in comparison to the same period of 2016. For more information about these topics, please refer to "— Assets Under Management" and "— Performance of our Funds" below.

As of September 30, 2017, we managed the following businesses:

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

Credit Funds — a business that manages approximately $16.8 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager or co-manager as part of an advisory business; and (ii) credit private equity ("PE") funds which are comprised of a family of "credit opportunities" funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of "real assets" funds focused on investing in tangible and intangible assets in the following principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Liquid Hedge Funds — a business that manages approximately $5.1 billion of AUM which includes (i) $5.1 billion of AUM relating to funds managed by Graticule Asset Management Asia ("Affiliated Manager" or "Graticule") as a result of the transition of the Fortress Asia Macro Funds and related managed accounts into an autonomous business in January 2015 and (ii) less than $0.1 billion of AUM in funds which invest in Fortress Funds, an externally managed fund and direct investments. Graticule is an external manager in which Fortress has a minority interest and accounts for using the equity method. Fortress also received fees for providing infrastructure services (technology, back office and related services) to Graticule through the termination of the infrastructure services agreement in May 2016.

Logan Circle — represented our traditional asset management business, which was sold in September 2017, providing institutional clients actively managed investment solutions across a broad spectrum of fixed income strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. The sale of Logan Circle was completed on September 15, 2017. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. See "—Results of Operations — Segment Analysis" section herein.

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the nine months ended September 30, 2017, interest expense incurred with respect to corporate borrowings, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

Investor sentiment, both domestically and globally, remained upbeat in the third quarter encouraged by global economic growth and constructive headway towards tax reform from Washington, D.C. In response to the impact from hurricanes Harvey and Irma in the southeastern United States, Donald Trump and the Democratic Party came to an agreement in early September to incorporate measures allowing the debt ceiling to be raised into an emergency funding package for disaster recovery efforts. These efforts alleviated any concerns for the time being that the government would run out of money as soon as early-October, which may have turned out to be the case had a pact not been reached. Two weeks after the agreement, the Republicans released an initial sketch of their proposed framework containing language aimed at lowering the tax burden for businesses as well as the middle class. Risk assets applauded the move and the "reflation" theme which elevated risk assets after last November's election returned to guide the S&P 500 and Dow Jones Industrial Average indices to record highs at quarter-end. Globally, positive data indicative of a robust and synchronized global economic recovery motivated the International Monetary Fund to revise their global GDP growth projections for 2017 and 2018 higher to 3.6% and 3.7%, respectively. Broadly, inflation in developed markets has remained soft creating a "goldilocks" environment as a result of the combination of moderate to strong economic growth with mild inflation. The manufacturing sector was a key driver throughout the quarter bolstered by rising demand for goods from China. Imports from China in September jumped 18.7% year-over-year, well above expectations, providing a jolt to production and exports elsewhere in the globe. Sentiment in the sector has been soaring, especially in the Eurozone and United States, highlighted by the Purchasing Managers' Index indicators in each region reaching multi-year highs.

Equity markets in the United States began the quarter strong as the S&P 500 Index posted gains of 1.93% in July led by the Technology sector, notably the "FANG" stocks (Facebook, Amazon, Netflix and Alphabet) which surged 9.36% collectively as a group. Tensions with North Korea and anxiety with regard to the debt ceiling propelled the VIX, the United States equity "fear indicator", above 16.00 briefly in the middle of August before regressing back closer to 10.00 by month-end as markets grinded out a small gain for the month of August. September was more analogous to July as the broader markets returned to record highs with strong performance in the Financial and Energy sectors, rather than the Technology sectors, pushing the market higher. The S&P Bank ETF finished the month up 8.51% owing to a hawkish Federal Open Market Committee and the anticipation of fiscal reform propelling yields higher as the 10 year US treasury yield rose 0.22% for the month. The SPDR S&P Oil & Gas ETF advanced 13.28% in September as the generic front-month contract in WTI crude oil increased 9.40% over the same timeframe. Energy prices in September increased after refiners in the Gulf Coast turned operations back on after hurricane Harvey and projections for global oil demand increased while concern of increasing United States shale production abated in the short-term to some degree. Prior to normalizing in September, the short-end of the United States treasury bill curve inverted with bills maturing in October carrying a higher yield than those coming due three months later as a result of concern around the government's ability to satisfy principal obligations in October because of the debt ceiling. The intermediate and long end of the United States treasury yield curve continued to flatten in July and August before bear steepening in September with climbing fiscal reform expectations. With interest rates low globally, the high-yield and leveraged loan credit markets benefited from demand for yield from investors globally and spreads closed the quarter at or near record lows. Even with the Federal Open Market Committee ("FOMC") hiking rates twice already in 2017, financial conditions in the United States were the easiest in two years largely due to the rally in equities and credit spreads to record highs and lows, respectively.

Economic data in the United States was generally stronger over the third quarter. Non-farm payrolls for September were worse than expected, reporting a loss of 33,000 jobs, which was attributed to the temporary negative impact from hurricanes Harvey and Irma. Employment data was strong aside from that blip as payrolls averaged 153,500 jobs added over the months of July and August and the unemployment rate now stands at 4.2%, the lowest since February of 2001. Core inflation rose to 2.2% year-over-year as the trend of decelerating wireless telephone service prices finally came to a halt and the base effects from oil were a boost to headline inflation. Survey data was strong in both the manufacturing and service sectors with Purchasing Managers' Index readings published by the Institute for Supply Management of 60.8 and 59.8 representing the highest levels since 2004 and 2005, respectively. On par with expectations, the FOMC announced at their September meeting they would begin tapering their balance sheet starting in October after it had expanded to over $4.4 trillion as they embarked on a quantitative easing program after the financial crisis. The immediate reaction in financial markets was minimal as the Committee telegraphed the action in advance; although the Committee conveyed a more hawkish tone than expected. Although the FOMC's preferred inflation measure, core personal consumption expenditures, remains below the Committee's stated objective of sustained inflation of 2.0%, the core of the Committee has indicated a willingness to attribute the lower level to "transitory effects" and attach more importance to the positive economic and labor data. Consequently, odds priced into the fixed income markets that the FOMC would increase the benchmark Federal Funds rate by another 0.25% at their December meeting rose to 70% by quarter-end.

Europe's economic recovery continued accelerating and optimism continued to gain momentum in the third quarter as the European Commission's economic sentiment indicator's September reading was the highest in over a decade at 113. Additionally, the Eurozone Purchasing Managers' Index published by Markit reached multi-year highs. Labor data continued improving as the Eurozone's unemployment rate of 9.1% in August was the lowest since 2009. The region posted better than expected headline inflation of 1.5% year-over-year. However, removing the effects of higher energy prices the core inflation rate remains well below the European Central Bank's ("ECB") 2.0% target with a reading of 1.1%. The Euro has also had a deflationary impact as the currency has continued appreciating against other currencies especially the US dollar, which the Euro appreciated 3.40% against in the quarter. The combination of a healthy economy, stronger corporate earnings reported for the second quarter as well as monetary policy remaining accommodative led risk assets higher. The ECB continues to acknowledge policy will remain loose for the time being but indicated they may announce plans to begin reducing the pace or quantity of the bank's asset purchase programme at their October meeting. Italy was the best performing market in the region during the quarter after the Italian government announced plans to rescue two struggling banks at the end of June as the FTSEMIB Index posted a gain of 10.26%. French assets rallied as President Emmanuel Macron and his newly formed party, "En Marche!", made strides towards implementing policy objectives by announcing pro-business reforms. Similar to the United States, interest rates in most of the region rallied during July and August before selling off in September as expectations for the ECB to announce tapering plans at their October meeting increased. A notable exception to the selloff in sovereign interest rates was Portugal as the country's benchmark 10 year yield was 0.64% lower over the duration of the quarter after the country recaptured its investment grade rating. In Germany, Angela Merkel was victorious in the federal elections and retained her role as Chancellor of Germany although the party she represents, the Christian Democratic Union, performed worse than in past years. Consequently, her party has been forced to form a coalition between three parties for the first time in Germany's history by attempting to come to an agreement with the Christian Social Union and the Free Democrat parties. The populist Eurosceptic Alternative for Germany party finished third in the election gathering 13% of the vote as they became the first far-right wing political party to enter the Bundestag since 1961. Tensions in Spain rose towards quarter-end as Catalonia prepared to vote on October 1st in a referendum on the region's independence from Spain. The Spanish government condemned the vote straining the relationship between the wealthy region and Madrid. Lastly, Brexit discussions continue dragging along at an extremely slow pace with the dispute over the 60 billion Euro exit bill the European Union is attempting to levy on Britain remaining a hindrance to progress. Surging inflation induced by a weaker British Pound in the aftermath of the Brexit vote has compelled the Bank of England ("BOE") to adopt a hawkish stance and indicate a willingness to hike interest rates which has influenced fixed income markets to price in a roughly 3 in 4 chance the bank will increase the official bank rate by 0.25% the next time the Committee convenes in early November.

China's government continued focusing on deleveraging and emphasizing a stable economic backdrop to avoid potential disruptions in anticipation of the National People's Congress, the national legislature of the People's Republic of China held every five years, beginning on October 19th. The current leadership, the Communist Party of China, is seeking to retain their grip on leadership at the gathering by affirming the need to project social and economic strength leading into the meeting. Efforts to contain surging property prices across China have shown signs of success as September's report on the average price of new homes across 70 Chinese cities rose 8.4% year-over-year, the weakest increase since July 2016. China's reform of state-owned enterprises also forged ahead as depicted by the announcement in late August of a merger between a major power producer, China Guodian

Corporation, and a major coal producer, Shenhua Group, confirming their fixation on cutting down on overcapacity in those sectors. Manufacturing production in China reached its highest level since late 2014 in September indicating an increase of 8.10% year-over-year. Consumers expressed a positive outlook exhibited by the consumer confidence index reaching 114.7 in August, the second highest reading since 2003. The central bank, the People's Bank of China ("PBOC"), indicated their intention to relax capital controls and stop intervening in foreign exchange markets on a daily basis. The bank's actions along with stronger domestic demand for foreign currency and a stronger US dollar in September weakened the Yuan by 2.06% from September 8th through quarter-end after the currency had appreciated 6.25% year-to-date to that point.

Strong domestic demand from China and the synchronous global economic recovery supported emerging markets during the third quarter as investors continued allocating assets into emerging market equity and fixed income markets in particular. JP Morgan's Emerging Markets Bond ETF rallied 3.0% over the quarter while the MSCI Emerging Market Equity ETF posted a gain of 8.26%. Higher oil prices supported Russian markets as the MSCI Russia Index rose 14.88%. The best performing equity market in the quarter was Argentina as the country's Merval Index rallied 19.01% driven by stronger oil prices and a weaker Argentine Peso. Brazil's central bank, the Central Bank of Brazil ("BCB"), cut its benchmark interest rate by 1.00% on two separate occasions lowering their benchmark Selic rate from 10.25% to 8.25%. Fixed income and equity markets both rallied as Brazil's benchmark 10 year yield moved 0.80% lower and the Bovespa Index surged 18.11%. Record low interest rates globally continued to attract investors to the higher yield of emerging markets relative to developed markets pushing the yield on the Bloomberg's Emerging Market Sovereign Bond Index to its lowest point since inception of the Index in 2014 at 5.167% on September 8th.

News in the Asia-Pacific region centered around North Korea especially in response to Kim Jong Un's army firing missiles over Japan. Concerns about potential military action reached its height throughout August and early-September before settling down into quarter-end. Relative to performance in the first half of the year, the South Korean market was more sensitive to tensions as the Kospi 200 Index gained only 1.45% in the third quarter although the Index was still up 21.64% year-to-date at that point. Comparable to the rest of the world, economic data reported from Japan was stronger as GDP growth in the second quarter was Japan's highest since the first quarter of 2015. The positive release indicated the sixth straight quarter of growth in the country, the longest streak in eleven years. Although economic data was firm, inflation remained well below the Bank of Japan's (“BOJ”) goal of 2.0% inflation over the long-term. Against that backdrop, BOJ Governor Haruhiko Kuroda re-iterated his pledge for accommodative monetary policy for the foreseeable future until there were more signs inflation was progressing towards their long-term objective. Shinzo Abe, the Prime Minister of Japan, announced in September that snap elections would be held on October 22nd as he attempted to take advantage of the lack of a formidable opposition party in order to retain a majority in the Lower House. As expected, Abe secured a victory which should allow him to move forward and implement his desired reforms. The Australian economy was another bright spot with the assistance of stronger import demand from China and iron ore prices rallying over 20% across July and August before selling off in September. Coinciding with the rally in ore prices the Australian dollar appreciated 3.38% and 5.50% against the US and New Zealand dollar's, respectively. The weakness in the New Zealand dollar was caused by a rise in expectations the Reserve Bank of New Zealand ("RBNZ") would keep interest rates on hold longer than previously expected in light of a string of weaker inflation and growth. Additionally, general elections in New Zealand held in September failed to produce a clear winner leaving the direction of the country temporarily uncertain until a coalition is formed between parties and a leader for the island emerges.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Credit (I)
	Funds (I)	Permanent Capital Vehicles	Hedge Funds (J)	PE Funds	Liquid Hedge Funds (J)	Logan Circle (K)	Total
AUM December 31, 2016	$6,532	$6,961	$8,803	$9,306	$4,589	$33,436	$69,627
Capital raised (A)	—	835	226	—	—	—	1,061
Increase in invested capital	133	—	44	894	2	—	1,073
Redemptions (B)	—	—	(160)	—	—	—	(160)
RCA distributions (C)	—	—	(497)	—	—	—	(497)
Return of capital distributions (D)	(1,083)	(150)	(7)	(1,630)	(170)	—	(3,040)
Adjustment for capital reset (E)	—	—	—	(183)	—	—	(183)
Crystallized incentive income (F)	—	—	(111)	—	—	—	(111)
Equity buyback	—	(5)	—	—	—	—	(5)
Change in AUM of the Affiliated Manager and co-managed funds	—	—	(325)	—	718	—	393
Divested business	—	—	—	—	—	(37,098)	(37,098)
Net client flows (traditional)	—	—	—	—	—	1,230	1,230
Income (loss) and foreign exchange (G)	667	282	479	(23)	(18)	2,432	3,819
AUM September 30, 2017 (H)	$6,249	$7,923	$8,452	$8,364	$5,121	$—	$36,109

(A)	Includes offerings of shares by our publicly traded permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2017, if any. Redemptions are further detailed below.

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

(E)	In July 2017, the AUM of a certain credit PE fund was adjusted.

(F)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

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

(I)
As of September 30, 2017, the private equity funds and credit funds had approximately $0.6 billion and $6.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $3.0 billion is only available for follow-on investments, management fees and other fund expenses.

(J)
In January 2015, the Fortress Asia Macro Funds and related managed accounts transitioned to Graticule under the Affiliated Manager. As of September 30, 2017 and December 31, 2016, liquid hedge funds AUM included $5.1 billion and $4.4 billion, respectively, related to the Affiliated Manager and credit hedge funds AUM included $1.4 billion and $1.7 billion, respectively, related to co-managed funds.

(K)	Fortress sold the Logan Circle business in September 2017.

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

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2017 for the credit hedge funds (in thousands):

Request/Notice Receipt Period	Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (A)	Remaining Outstanding Requests
2017	$1,407,935	(D)(E)	$—	$1,407,935
2016	737,539		331,159	436,165
2015	773,268		551,777	282,725
Prior				231,860	(B)
				$2,358,685	(C)

(A)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(B)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(C)
Reflects (i) $1.0 billion in RCAs which are to be paid over time as the underlying investments are realized and (ii) $1.4 billion of 2017 redemption requests outstanding as of September 30, 2017. All or a portion of the $1.4 billion of 2017 redemption requests outstanding may also be deemed as RCA. Any 2017 redemption requests not deemed to be RCA will be paid in the first quarter of 2018. The determination of whether the current year's redemption requests are RCA is generally made by December 31.

(D)	Effective January 1, 2017, the remaining investor capital of the Worden Fund is comprised of RCA which is not subject to redemption.

(E)	In October 2017, Fortress's credit hedge funds received $11.1 million of additional redemption requests.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	September 30, 2017
Private Equity
Private Equity Funds that Report IRR's
Fund I	Nov-99	Closed May-13	$ N/A	$ N/A	25.7%
Fund II	Jul-02	Closed Dec-15	N/A	N/A	35.5%
Fund III	Sep-04	In Liquidation	—	—	2.0%
Fund III Coinvestment	Nov-04	In Liquidation	—	—	0.9%
Fund IV	Mar-06	(A)	1,430	1,522	(0.2)%
Fund IV Coinvestment	Apr-06	(A)	201	280	(1.7)%
Fund V	May-07	Feb-18	2,804	3,458	4.3%
Fund V Coinvestment	Jul-07	Feb-18	335	294	(5.5)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Closed Dec-14	N/A	N/A	19.4%
FRID (GAGFAH)	Mar-05	Closed Nov-14	N/A	N/A	(0.3)%
FRIC (Brookdale)	Mar-06	Closed Dec-14	N/A	N/A	(1.6)%
FICO (Intrawest)	Aug-06	(A)	—	—	(100.0)%
FHIF (Holiday)	Dec-06	(A)	464	459	1.5%
FECI (Florida East Coast Railway/Florida East Coast Industries)	Jun-07	Feb-18	465	379	(1.3)%
MSR Opportunities Fund I A	Aug-12	Aug-22	80	123	12.3%
MSR Opportunities Fund I B	Aug-12	Aug-22	20	31	12.2%
MSR Opportunities Fund II A	Jul-13	Jul-23	82	105	7.4%
MSR Opportunities Fund II B	Jul-13	Jul-23	1	2	6.9%
MSR Opportunities MA I	Jul-13	Jul-23	19	24	7.6%
Italian NPL Opportunities Fund	Dec-13	Sep-24	151	228	(C)
Fortress Equity Partners	Mar-14	Mar-24	197	166	(C)

Continued on next page.

			AUM		Returns (B)
						Nine Months Ended
	Inception		September 30,		Inception	September 30,
Name of Fund	Date	Maturity Date (A)	2017	2016	to Date (D)	2017	2016
Publicly Traded Permanent Capital Vehicles
Drive Shack Inc. (E)	Jun-98	Permanent	$681	$680	N/A	N/A	10.6%
New Residential Investment Corp.	May-13	Permanent	3,782	2,948	N/A	12.0%	13.3%
Eurocastle Investment Limited (E)	Oct-03	Permanent	745	486	N/A	6.6%	7.8%
New Media Investment Group Inc.	Feb-14	Permanent	707	637	N/A	9.5%	8.5%
New Senior Investment Group Inc.	Nov-14	Permanent	1,020	1,024	N/A	11.4%	9.0%
Fortress Transportation and Infrastructure Investors LLC	May-15	Permanent	988	1,071	N/A	7.3%	10.6%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02	Non-redeemable	38	101	5.9%	(G)	(G)
Fortress Macro Funds	May-09	Closed Nov-15	N/A	N/A	2.8%	N/A	N/A
Fortress Macro MA1	Nov-11	Closed Dec-15	N/A	N/A	5.6%	N/A	N/A
Fortress Redwood Fund LTD	Aug- 13	Closed Dec-15	N/A	N/A	(3.5)%	N/A	N/A
Fortress Partners Fund LP	Jul-06	Non-redeemable	—	121	1.6%	(G)	(G)
Fortress Partners Offshore Fund LP	Nov-06	Non-redeemable	—	78	1.7%	(G)	(G)
Fortress Centaurus Global Funds	Jun-14	Closed Sep-16	N/A	N/A	(3.1)%	N/A	(7.7)%
Fortress Convex Asia Funds	May-12	Closed Jun-16	N/A	N/A	(3.8)%	N/A	N/A

Credit Hedge Funds
Drawbridge Special Opp's Fund LP (F)	Aug-02	PE style redemption	4,823	4,677	10.6%	5.6%	6.2%
Drawbridge Special Opp's Fund LTD (F)	Aug-02	PE style redemption	1,130	1,172	9.5%	5.8%	3.3%
Worden Fund	Jan-10	PE style redemption	93	169	9.2%	(G)	3.0%
Worden Fund II	Aug-10	Closed Feb-16	N/A	N/A	7.0%	N/A	(2.7)%
Japan Income Fund (Yen only)	Dec-13	Redeemable	163	125	(B)	(B)	(B)
Asset-Based Income Fund	Jun-17	Redeemable	128	N/A	(C)	(C)	N/A
Third Party Originated Funds
JP Funds (A)	(G)	Non-redeemable	709	780	(G)	(G)	(G)
Value Recovery Funds and related assets (A)	(G)	Non-redeemable	34	41	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2017	2016	September 30, 2017
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$513	$588	22.9%
Credit Opportunities Fund II	Jul-09	Jul-22	337	457	15.6%
Credit Opportunities Fund III	Sep-11	Mar-24	943	1,473	10.3%
Credit Opportunities Fund IV	Feb-15	Feb-27	1,036	684	(C)
FCO Managed Accounts (H)	Sep-08 to Jun-12	Apr-22 to Dec-24	1,081	1,634	14.2%
FCO Managed Accounts (H)	Mar-15 to Jun-15	Mar-25 to Feb-28	849	524	(C)
Long Dated Value Fund I	Apr-05	Apr-30	50	50	5.7%
Long Dated Value Fund II	Nov-05	Nov-30	55	55	4.3%
Long Dated Value Fund III	Feb-07	Feb-32	75	75	6.0%
LDVF Patent Fund	Nov-07	Nov-27	5	5	3.3%
Real Assets Fund	Jun-07	In Liquidation	—	33	6.1%
Japan Opportunity Fund (Yen only)	Jun-09	Jun-19	61	118	27.7%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	314	397	22.6%
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	360	479	27.8%
Japan Opportunity Fund III (Dollar)	Dec-14	Oct-24	470	470	(C)
Japan Opportunity Fund III (Yen)	Dec-14	Oct-24	693	770	(C)
Net Lease Fund I	Jan-10	Closed Dec-15	N/A	N/A	21.2%
Global Opportunities Fund	Sep-10	Sep-20	129	200	7.8%
Global Opportunities Fund II	Jul-15	Jul-26	47	252	(C)
Life Settlements Fund	Dec-10	Dec-22	—	119	(C)
Life Settlements Fund MA	Dec-10	Dec-22	—	10	(C)
Real Estate Opportunities Fund	May-11	Sep-24	38	63	16.0%
Real Estate Opportunities Fund II	May-14	May-27	1,000	1,000	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	18	29	11.5%
Secured Lending Fund I	Oct-16	Mar-24	143	N/A	(C)
FJOF3 Residential Coinvestment Fund (Yen)	Mar-17	Mar-27	47	N/A	(C)
FJOF3 Residential Coinvestment Fund (Dollar)	Mar-17	Mar-27	100	N/A	(C)
Subtotal - all funds			29,654	30,666
Affiliated Manager, co-managed funds and managed accounts (I)			6,455	6,079
Total - Alternative Investments			36,109	36,745
Logan Circle (J)			—	33,386
Total (K)			$36,109	$70,131

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund III and Fund III Coinvestment have passed their contractual maturity date and are in the process of an orderly wind down. Although Fund IV, Fund IV Coinvestment, FICO (Intrawest) and FHIF (Holiday) have passed their contractual maturity, Fortress continues to actively manage the funds' portfolio of investments which include various operating companies. The publicly traded permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds is generally redeemable at the option of the fund investors; however, the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying sidepocket investments are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Fund may pay redemptions over time, as the underlying sidepocket investments are realized, in accordance with their governing documents ("PE style redemption"). The JP Funds' AUM includes $481.0 million of permanent equity which is not subject to redemption. The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 85% of our alternative investment AUM as of September 30, 2017.

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
For publicly traded permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special or supplemental dividends, including those declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the publicly traded permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. Drive Shack Inc. elected not to pay a common stock dividend during the nine months ended September 30, 2017.
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

(E)	Effective December 2016, Newcastle Investment Corp. changed its name to Drive Shack Inc. For Eurocastle, September 30, 2017 AUM is as of June 30, 2017.

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

(H)	AUM and returns shown for prior periods have not been adjusted for funds which no longer fall within the description of Note (C) above for the current period.

(I)	In January 2015, the Fortress Asia Macro Funds and related managed accounts were transferred to Graticule, our Affiliated Manager. In July 2015, Fortress became co-manager of the Mount Kellett Funds.

(J)	Fortress sold the Logan Circle business in September 2017.

(K)
In addition to the funds listed, Fortress manages CFT Co-invest Fund (CAD and USD) and FPRF. Such funds are excluded from the table because they did not include any management fee paying assets at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH), FRID (GAGFAH), FRIC (Brookdale), FICO (Intrawest), Fortress Macro Funds, Fortress Macro MA1, Fortress Redwood Fund LTD, Fortress Convex Asia Funds, Fortress Centaurus Global Funds, Worden Fund II and Net Lease Fund I had no AUM or were closed as of September 30, 2017 and 2016, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see "— Segment Analysis" section herein.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2017	2016		$2017	2016	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$363,108	$377,269	$(14,161)	$117,229	$123,491	$(6,262)
Management fees: non-affiliates	41,132	42,066	(934)	12,435	14,455	(2,020)
Incentive income: affiliates	145,219	71,334	73,885	59,434	17,396	42,038
Incentive income: non-affiliates	1,761	40,862	(39,101)	570	31,000	(30,430)
Expense reimbursements: affiliates	167,860	166,041	1,819	55,073	54,602	471
Expense reimbursements: non-affiliates	1,182	4,064	(2,882)	271	1,258	(987)
Other revenues	13,318	23,832	(10,514)	9,351	18,943	(9,592)
Total Revenues	733,580	725,468	8,112	254,363	261,145	(6,782)

Expenses
Compensation and benefits	546,037	539,643	6,394	200,645	184,159	16,486
General, administrative and other expense (including depreciation and amortization)	146,583	122,304	24,279	45,183	38,321	6,862
Interest expense	6,451	8,662	(2,211)	2,246	2,643	(397)
Total Expenses	699,071	670,609	28,462	248,074	225,123	22,951

Other Income (Loss)
Gains (losses)	21,706	(22,077)	43,783	19,640	1,862	17,778
Tax receivable agreement liability adjustment	—	(2,699)	2,699	—	—	—
Earnings (losses) from equity method investees	29,221	(2,420)	31,641	22,577	27,467	(4,890)
Gain on sale of Logan Circle	188,638	—	188,638	188,638	—	188,638
Total Other Income (Loss)	239,565	(27,196)	266,761	230,855	29,329	201,526

Income (Loss) Before Income Taxes	274,074	27,663	246,411	237,144	65,351	171,793
Income tax benefit (expense)	(58,795)	(11,863)	(46,932)	(46,840)	(7,008)	(39,832)
Net Income (Loss)	$215,279	$15,800	$199,479	$190,304	$58,343	$131,961

Allocation of Net Income (Loss):
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$115,200	$7,609	$107,591	$101,484	$27,181	$74,303
Net Income (Loss) Attributable to Class A Shareholders	100,079	8,191	91,888	88,820	31,162	57,658
	$215,279	$15,800	$199,479	$190,304	$58,343	$131,961

Factors Affecting Our Results

During the periods discussed herein, the following are significant factors that materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM for the Fortress Funds, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Nine Months Ended	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds (B)	Credit PE Funds	Liquid Hedge Funds (C)	Logan Circle (D)	Total
September 30, 2017	$6,581	$7,633	$8,549	$9,042	$4,617	$32,801	$69,223
September 30, 2016	$7,470	$6,770	$8,963	$9,347	$5,051	$32,861	$70,462

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles (A)	Credit Hedge Funds (B)	Credit PE Funds	Liquid Hedge Funds (C)	Logan Circle (D)	Total
September 30, 2017	$6,549	$7,878	$8,381	$8,881	$4,840	$29,979	$66,508
September 30, 2016	$6,856	$6,745	$8,885	$9,363	$4,670	$33,733	$70,252

(A)
During 2017 and 2016, certain publicly traded permanent capital vehicles had share repurchase programs to purchase common stock which reduces fee paying AUM upon repurchase. During the nine months ended September 30, 2017 and year ended December 31, 2016, these repurchase programs resulted in an AUM decrease of $5.2 million and $124.8 million, respectively. As of September 30, 2017, there is remaining capacity under an active share repurchase program to purchase up to $194.2 million of common stock which would reduce fee paying AUM upon repurchase.

(B)	In March 2016 Fortress became investment manager of the JP Funds.

(C)
Liquid hedge funds includes average fee paying AUM of the Affiliated Manager of $4.5 billion and $4.3 billion for the nine months ended September 30, 2017 and 2016, respectively, and $4.8 billion and $4.2 billion for the three months ended September 30, 2017 and 2016, respectively.

In June 2016, Fortress transferred its rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party. Through the date of transfer during the second quarter of 2016, the Fortress Convex Asia Funds had average fee paying AUM of $162.3 million, management fees of $1.1 million and there was no incentive income.
During the third quarter of 2016, Fortress closed the Fortress Centaurus Global Funds. For the nine months and three months ended September 30, 2016, the Fortress Centaurus Global Funds had average fee paying AUM of $172.3 million and $90.8 million, respectively, management fees of $1.1 million and $0.2 million, respectively, and incentive income of less than $0.1 million in each period.

(D)
Fortress sold the Logan Circle business in September 2017. Through the date of sale, Logan Circle had average fee paying AUM of $34.9 million and $36.3 million for the nine months and three months ended September 30, 2017, respectively.

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

As of September 30, 2017, we had $22.1 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold which is eligible to generate future incentive income and thus potentially contribute to our earnings. As of December 31, 2016, we had $23.2 billion of incentive eligible NAV in the Fortress Funds at or above their incentive income threshold. The decrease in the incentive eligible NAV in the Fortress Funds at or above their incentive income threshold was primarily related to (i) certain credit PE funds which had net decreases in invested capital due to net distributions, partially offset by positive performance during the nine months ended September 30, 2017, (ii) a certain permanent capital vehicle that was at or above its incentive income threshold as of December 31, 2016, but did not achieve its performance threshold as of September 30, 2017 and (iii) the sale of Logan Circle as Fortress no longer earns incentive income subsequent to September 15, 2017. These decreases were partially offset by an increase in a certain permanent capital vehicle that was at or above its incentive income threshold as of December 31, 2016 and raised capital during the nine months ended September 30, 2017.

Additionally, the September 30, 2017 incentive eligible NAV in the Fortress Funds at or above their incentive income threshold decreased from $24.6 billion as of June 30, 2017 primarily related to (i) certain credit PE funds which had net decreases in invested capital due to net distributions, partially offset by positive performance during the three months ended September 30, 2017, (ii) a certain permanent capital vehicle that was at or above its incentive income threshold as of June 30, 2017, but did not achieve its performance threshold as of September 30, 2017 and (iii) the sale of Logan Circle as Fortress no longer earns incentive income subsequent to September 15, 2017.

Incentive eligible NAV is dependent on the performance of our funds which in turn is dependent on a number of factors, including but not limited to investment specific and overall market conditions, and the historical performance of our funds may not be indicative of future results. See "— Performance of Our Funds" for additional information.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Our investment platform historically required changes in headcount, including changes in the number of hired investment professionals and support staff, as well as changes to leases and associated improvements to corporate offices to house our employees, and related augmentation of systems and infrastructure. Our headcount decreased to 969 asset management employees as of September 30, 2017 from 1,096 asset management employees as of September 30, 2016 primarily related to sale of the Logan Circle business during September 2017. Additionally, we had 1,470 employees as of September 30, 2017 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) which decreased compared to 1,841 such employees as of September 30, 2016.

Revenues

Nine months ended September 30

Total revenues were $733.6 million for the nine months ended September 30, 2017, a net increase of $8.1 million, compared to $725.5 million for the nine months ended September 30, 2016.

The increase in revenues of $8.1 million was primarily attributable to increases of (i) $73.9 million in incentive income from affiliates and (ii) $1.8 million in expense reimbursements from affiliates. These increases were partially offset by decreases of (i) $39.1 million in incentive income from non-affiliates, (ii) $14.2 million in management fees from affiliates, (iii) $10.5 million in other revenues, (iv) $2.9 million in expense reimbursements from non-affiliates and (v) $0.9 million in management fees from non-affiliates.

The decrease in management fees from affiliates of $14.2 million was primarily attributable to decreases of (i) $12.8 million from our liquid hedge funds primarily as a result of the termination of the infrastructure services agreement with the Affiliated Manager in May 2016, Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016, the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM, based on a simple quarterly average, of our other liquid hedge funds, (ii) $12.8 million from our private equity funds as a result of net decreases in their average management fee paying AUM of $0.9 billion, (iii) $3.4 million related to the co-management of the Mount Kellett Funds and (iv) $5.7 million from our credit PE funds as a result of decreases in their average fee paying AUM of $0.3 billion. These decreases were partially offset by (i) an increase of $5.8 million related to permanent capital vehicle options granted to Fortress by New Residential during the nine months ended September 30, 2017, as compared to the prior period (ii) a net increase from our permanent capital vehicles of $11.0 million as a result of a net increase in their average AUM of $0.9 billion primarily related to capital raised by New Residential, (iii) an increase of $1.4 million related to the management of the JP Funds which began in March 2016 and (iv) a net increase of $2.4 million from our other credit hedge funds as a result of increases in their average AUM of $0.1 billion.

The decrease in management fees from non-affiliates of $0.9 million was primarily related to (i) a decrease from our permanent capital vehicles for the nine months ended September 30, 2017, as compared to the prior period and (ii) the sale of Logan Circle as Fortress no longer earns management fees subsequent to September 15, 2017.

The increase in incentive income from affiliates of $73.9 million was primarily attributable to (i) a net increase of $60.5 million in incentive income from our permanent capital vehicles, primarily related to an increase of $60.5 million in incentive income from New Residential, (ii) a net increase of $12.2 million from our credit PE funds primarily related to an increase in non-clawbackable incentive income attributable to an increase in proceeds from realization events, which result in the recognition of revenue as contingencies for repayment have been resolved, (iii) a $4.0 million increase from our PE funds as a result of an increase in non-clawbackable tax distributions and (iv) a $0.4 million increase in incentive income from Logan Circle. These increases were partially offset by (i) a $2.7 million net decrease from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds and (ii) a $0.4 million net decrease in crystallized incentive income earned from our liquid hedge funds.

The decrease in incentive income from non-affiliates of $39.1 million was primarily related to a decrease in crystallized incentive income from a certain credit PE managed account.

The increase in expense reimbursements from affiliates of $1.8 million was primarily related to an increase in operating expenses eligible for reimbursement from our credit business, partially offset by decreases in operating expenses eligible for reimbursement from our private equity funds and permanent capital vehicles.

The decrease in expense reimbursements from non-affiliates of $2.9 million was primarily related to a decrease in operating expenses eligible for reimbursement from our senior living property manager as a result of a decrease in the number of third party properties managed as compared to the prior period.

The decrease in other revenues of $10.5 million was primarily attributable to a reduction in income from other investments as a result of a decrease in distributions and realization events which resulted in the recognition of non-clawbackable revenue as contingencies for repayment were resolved.

Expenses

Nine months ended September 30

Expenses were $699.1 million for the nine months ended September 30, 2017, a net increase of $28.5 million, compared to $670.6 million for the nine months ended September 30, 2016. The increase in expenses is primarily due to (i) an increase in general, administrative and other expenses (including depreciation and amortization) of $24.3 million and (ii) an increase in compensation and benefits of $6.4 million. These increases were partially offset by a decrease of $2.2 million in interest expense.

Total compensation and benefits increased by $6.4 million primarily due to (i) a $31.9 million increase in discretionary bonuses, (ii) a $5.4 million increase in Principal Performance Payments in our private equity business and credit business as a result of changes in the performance of relevant funds, (iii) a $5.2 million increase in profit sharing expense related to our credit hedge funds and private equity funds as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds and (iv) a $5.3 million increase in equity based compensation. This increase was partially offset by a $42.0 million decrease in profit sharing expenses related to our credit PE funds and permanent capital vehicles, including the impact of tandem options, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds.

The increase in general, administrative and other expenses of $24.3 million was due to (i) a net increase of $29.4 million in professional fees for the nine months ended September 30, 2017, as compared to the prior period, primarily related to $27.8 million of expenses incurred by Fortress related to the proposed acquisition by SoftBank and $5.3 million of expenses incurred related to the sale of the Logan Circle business and (ii) an increase of $3.9 million in rent expense. These increases were partially offset by decreases of (i) $4.4 million in depreciation and amortization, (ii) $2.6 million in general and other expenses and (iii) $2.0 million in market data costs.

The decrease in interest expense of $2.2 million primarily related to a decrease in the average outstanding debt balance for the nine months ended September 30, 2017, as compared to the prior period. The average outstanding debt balance decreased primarily from repayment of a promissory note to a former principal.

Revenues

Three months ended September 30

Total revenues were $254.4 million for the three months ended September 30, 2017, a net decrease of $6.8 million, compared to $261.1 million for the three months ended September 30, 2016.

The decrease in revenues of $6.8 million was primarily attributable to decreases of (i) $30.4 million in incentive income from non-affiliates, (ii) $9.6 million in other revenues, (iii) $6.3 million in management fees from affiliates, (iv) $2.0 million in management fees from non-affiliates and (v) $1.0 million in expense reimbursements from non-affiliates. These decreases were partially offset by increases of (i) $42.0 million in incentive income from affiliates and (ii) $0.5 million in expense reimbursements from affiliates.

The decrease in management fees from affiliates of $6.3 million was primarily attributable to decreases of (i) $4.3 million from our credit PE funds as a result of net decreases in their average management fee paying AUM of $0.5 billion, (ii) $2.3 million related to permanent capital vehicle options granted to Fortress by New Residential during the three months ended September 30, 2016, (iii) $1.6 million from our private equity funds as a result of net decreases in their average management fee paying AUM of $0.3 billion, (iv) $1.1 million from our liquid hedge funds primarily as a result of the closing of the Fortress Centaurus Funds during the third quarter of 2016 and decreases in AUM, based on a simple quarterly average, of our other liquid hedge funds and (v) $1.0 million related to the co-management of the Mount Kellett Funds. These decreases were partially offset by a net increase from our permanent capital vehicles of $4.0 million as a result of a net increase in their average AUM of $1.1 billion, primarily related to capital raised by New Residential.

The decrease in management fees from non-affiliates of $2.0 million was primarily attributable to the sale of Logan Circle as Fortress no longer earns a management fee subsequent to September 15, 2017.

The increase in incentive income from affiliates of $42.0 million was primarily attributable to (i) a $23.5 million net increase from our credit PE funds primarily related to an increase in non-clawbackable incentive income attributable to an increase in proceeds from realization events, which result in the recognition of revenue as contingencies for repayment have been resolved, (ii) a $17.3 million net decrease from our permanent capital vehicles primarily related to New Residential, (iii) a $4.0 million increase from our PE funds as a result of an increase in non-clawbackable tax distributions, (iv) a $0.5 million increase in crystalized incentive income earned from our liquid hedge funds and (v) a $0.4 million increase in incentive income from Logan Circle. These increases were partially offset by a $3.6 million decrease from our credit hedge funds primarily due to a decrease in incentive income earned on RCA distributions from the Drawbridge Special Opportunities Funds.

The decrease in incentive income from non-affiliates of $30.4 million was primarily related to a decrease in crystallized incentive income from a certain credit PE managed account.

The increase in expense reimbursements from affiliates of $0.5 million was primarily related to an increase in operating expenses eligible for reimbursement from our credit business, partially offset by a decrease in operating expenses eligible for reimbursement from our private equity funds and permanent capital vehicles.

The decrease in expense reimbursements from non-affiliates of $1.0 million was primarily related to a decrease in operating expenses eligible for reimbursement from our senior living property manager as a result of a decrease in the number of third party properties managed as compared to the prior period.

The decrease in other revenues of $9.6 million was primarily attributable to a reduction in income from other investments as a result of a decrease in distributions and realization events which resulted in the recognition of non-clawbackable revenue as contingencies for repayment were resolved.

Expenses

Three months ended September 30

Expenses were $248.1 million for the three months ended September 30, 2017, a net increase of $23.0 million, compared to $225.1 million for the three months ended September 30, 2016. The increase in expenses is primarily due to (i) an increase in compensation and benefits of $16.5 million and (ii) a $6.9 million increase in general, administrative and other expenses (including depreciation and amortization). These increases were partially offset by a $0.4 million decrease in interest expense.

Total compensation and benefits increased by $16.5 million primarily due to (i) a $15.2 million increase in discretionary bonuses, (ii) a $5.4 million increase in equity based compensation, (iii) a $2.3 million increase in profit sharing expenses related to our private equity funds as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds and (iv) a $1.4 million increase in Principal Performance Payments in our private equity business and credit business as a result of changes in the performance of relevant funds. These increases were partially offset by (i) a $5.6 million decrease in profit sharing expenses related to our credit hedge funds and credit PE funds as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective funds and (ii) a $2.0 million decrease in other payroll, taxes and benefits.

The increase in general, administrative and other expenses of $6.9 million was due to (i) a net increase of $8.3 million in professional fees for the three months ended September 30, 2017, as compared to the prior period, primarily related to $5.3 million in expenses incurred by Fortress related to the proposed acquisition by SoftBank and $2.8 million of expenses incurred related to the sale of the Logan Circle business and (ii) an increase of $1.2 million in rent expense. These increases were partially offset by decreases of (i) $1.1 million in depreciation and amortization, (ii) $0.8 million in market data costs and (iii) $0.7 million in general and other expenses.

The decrease in interest expense of $0.4 million primarily related to a decrease in the average outstanding debt balance for the three months ended September 30, 2017, as compared to the prior period. The average outstanding debt balance decreased primarily from the repayment of a promissory note to a former principal.

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

In future periods, we will further recognize non-cash compensation expense on our unvested equity-based awards outstanding as of September 30, 2017 of $50.0 million with a weighted average recognition period of 2.9 years.

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

As of September 30, 2017, we have $1.4 billion of gross undistributed incentive income. If this incentive income were realized, we would also recognize an additional $556.9 million of compensation expense.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Nine months ended September 30

Other income (loss) was $239.6 million for the nine months ended September 30, 2017, a net increase of $266.8 million, compared to $(27.2) million for the nine months ended September 30, 2016. Other income (loss) for the nine months ended September 30, 2017 included a gain of $188.6 million related to the sale of Logan Circle. Excluding the impact of the sale of Logan Circle, other income (loss) for the nine months ended September 30, 2017 was $50.9 million, a net increase of $78.1 million, compared to $(27.2) million for the nine months ended September 30, 2017. The net increase was primarily related to (i) a decrease of $35.1 million in net realized and unrealized losses in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the nine months ended September 30, 2017, as compared to the prior period, (ii) net earnings from equity method investees of $29.2 million for the nine months ended September 30, 2017, as compared to net losses of $2.4 million for the nine months ended September 30, 2016, resulting in a net increase of $31.6 million, primarily with respect to our investments in our private equity and liquid hedge fund businesses, (iii) an increase of $5.4 million in net realized and unrealized gains in the fair value of our direct investments, primarily options and common stock held in our publicly traded private equity portfolio companies and (iv) the recognition of a $2.7 million expense associated with an increase in the tax receivable agreement liability for the nine months ended September 30, 2016.

Three months ended September 30

Other income (loss) was $230.9 million for the three months ended September 30, 2017, a net increase of $201.5 million, compared to $29.3 million for the three months ended September 30, 2016. Other income (loss) for the three months ended September 30, 2017 included a gain of $188.6 million related to the sale of Logan Circle. Excluding the impact of the sale of Logan Circle, other income (loss) for the three months ended September 30, 2017 was $42.2 million, a net increase of $12.9 million, compared to $29.3 million for the three months ended September 30, 2017. The net increase was primarily related to (i) an increase of $11.2 million in net realized and unrealized gains in the fair value of our direct investments, primary options and common stock held in our publicly traded private equity portfolio companies, for the three months ended September 30, 2017, as compared to the prior period, (ii) a net realized and unrealized gain of $1.7 million in the fair value of derivatives, primarily Japanese Yen foreign exchange contracts for the three months ended September 30, 2017, as compared to a net realized and unrealized loss of $3.6 million for the three months ended September 30, 2016, resulting in a net increase of $5.3 million. These increases were partially offset by a decrease in net earnings from equity method investees of $4.9 million, primarily with respect to our investments in our private equity business for the three months ended September 30, 2017, as compared to the prior period.

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

Nine months ended September 30

For the nine months ended September 30, 2017 and 2016, Fortress recognized income tax expense (benefit) of $58.8 million and $11.9 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance and (iv) the tax impact of RSUs that vested and were delivered at amounts different than their grant date estimated fair value.

Three months ended September 30

For the three months ended September 30, 2017 and 2016, Fortress recognized income tax expense (benefit) of $46.8 million and $7.0 million, respectively. The primary reasons for changes in income tax expense are (i) changes in annual taxable income applicable to Class A shareholders and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (iii) changes in deferred tax assets and related valuation allowance and (iv) the tax impact of RSUs that vested and were delivered at amounts different than their grant date estimated fair value.

Factors that impacted the period-over-period increase (decrease) in income taxes are detailed as follows:

Comparative Periods
Nine Months Ended September 30, 2017 vs. 2016
Change in pre-tax income applicable to Class A Shareholders (A)	$48,493
Change in foreign and state income taxes (B)	5,830
Change in mix of business (C)	(5,377)
Change in deferred tax asset valuation allowance and related adjustments (D)	(579)
Tax receivable agreement liability adjustment (E)	(945)
Change in deferred tax asset impact of equity compensation delivery (F)	(252)
Change in tax credits and other deductions	(238)
Total change (F)	$46,932

(A)
Changes in pre-tax income applicable to Class A shareholders are due to an increase or decrease in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders' ownership interest in Fortress Operating Group.

(B)	Primarily related to an increase in state taxes due to an increase in income.

(C)
For the nine months ended September 30, 2017, the amount of income passed through to non-corporate tax paying shareholders was higher when compared to the nine months ended September 30, 2016, resulting in an decrease in income tax expense in 2017.

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

(F)
As a result of the adoption of ASU 2016-09 effective January 1, 2017 (see Note 1 to Part I, Item 1, "Financial Statements - Organization and Basis of Presentation - Recent Accounting Pronouncements"), tax shortfalls or excess tax benefits associated with RSU deliveries are prospectively recorded as income tax expense. Previously, tax shortfalls were recorded as income tax expense only to the extent Fortress did not have prior excess tax benefits. In 2016 Fortress had prior excess tax benefits, as such tax shortfalls associated with RSU deliveries were recorded as an adjustment to shareholders' equity.

(G)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries

Nine months ended September 30

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries increased from $7.6 million to $115.2 million, an increase of $107.6 million, primarily attributable to an increase of $109.7 million in the amount of consolidated net income allocable to the FOG units held by the principals, partially offset by (i) a decrease of $0.5 million in Others' interests in the net income of consolidated subsidiaries of Fortress Operating Group during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 and (ii) a decrease of $1.6 million resulting from the dilution of non-controlling interests in

Fortress Operating Group primarily related to the issuance of Class A shares related to equity-based compensation and the conversion of FOG units by a former senior employee during the third quarter of 2016. The $109.7 million increase in the amount of consolidated net income allocable to the FOG units held by the principals was primarily a result of an increase of $248.4 million in Fortress's shareholders' net income in Fortress Operating Group during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Three months ended September 30

Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries increased from $27.2 million to $101.5 million, an increase of $74.3 million, primarily attributable to an increase of $75.0 million in the amount of consolidated net income allocable to the FOG units held by the principals during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, partially offset by a decrease of $0.8 million resulting from the dilution of non-controlling interests in Fortress Operating Group primarily related to the issuance of Class A shares related to equity-based compensation and the conversion of FOG units by a former senior employee during the third quarter of 2016. The $75.0 million increase in the amount of consolidated net income allocable to the FOG units held by the principals was primarily a result of an increase of $170.9 million in Fortress's shareholders' net income in Fortress Operating Group during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) credit hedge funds, (iv) credit PE funds, (v) liquid hedge funds and (vi) Logan Circle. The sale of Logan Circle was completed on September 15, 2017. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. Because of such differences in our segments' strategies and investor terms, each segment requires different types of management focus and those segments are managed separately.

For segment results of operations, the amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the nine months ended September 30, 2017, interest expense with respect to corporate borrowings, foreign currency transactions and interest income. Assets not allocated to a segment consist primarily of cash and net deferred tax assets.

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

(iii)	subtracting management fee income recorded in accordance with GAAP in connection with the receipt of options from the publicly traded permanent capital vehicles, if any, and

(iv)	for 2017, subtracting the adjustment to the gain on sale of Logan Circle.
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

(viii)
adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (see Note 5 to to Part I, Item 1, "Financial Statements - Income Taxes and Tax Related Payments").

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$59,865	$72,681	$(12,816)	$19,612	$21,191	$(1,579)
Incentive Income	11,760	—	11,760	10,760	—	10,760
Segment revenues — total	$71,625	$72,681	$(1,056)	$30,372	$21,191	$9,181
Pre-tax distributable earnings	$60,111	$44,524	$15,587	$34,534	$13,803	$20,731

Nine months ended September 30

Pre-tax distributable earnings increased by $15.6 million primarily due to:

Revenues

Management fees were $59.9 million for the nine months ended September 30, 2017, a net decrease of $12.8 million, compared to $72.7 million for the nine months ended September 30, 2016. The decrease in management fees was primarily attributable to decreases from Fund V, Fund V Coinvestment, Fund IV Coinvestment, FHIF, and the MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees as compared to the prior period.

Incentive income was $11.8 million for the nine months ended September 30, 2017 related to the Italian NPL Opportunities Fund and MSR Opportunities Funds.

Expenses

Expenses were $26.8 million for the nine months ended September 30, 2017, a net decrease of $0.5 million, compared to $27.3 million for the nine months ended September 30, 2016. The decrease in expenses was primarily attributable to (i) a $4.5 million decrease in compensation and benefits expense and (ii) a $0.6 million net decrease in general and administrative and corporate allocable expenses. These decreases were partially offset by an increase of $4.6 million in profit sharing compensation expense and accruals for Principal Performance Payments related to the increase in incentive income as described above for the nine months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $15.2 million for the nine months ended September 30, 2017, a net increase of $16.0 million, compared to $(0.8) million for the nine months ended September 30, 2016. The increase in net investment income was primarily attributable to (i) a $14.9 million increase in the distribution of earnings related to realization events in our PE funds and (ii) a $1.3 million impairment of a certain private equity investment during the nine months ended September 30, 2016.

Three months ended September 30

Pre-tax distributable earnings increased by $20.7 million primarily due to:

Revenues

Management fees were $19.6 million for the three months ended September 30, 2017, a net decrease of $1.6 million, compared to $21.2 million for the three months ended September 30, 2016. The decrease in management fees was attributable to a decrease of $2.5 million primarily from Fund V, Fund V Coinvestment and the MSR Opportunities Funds as a result of decreases in average AUM due to return of capital distributions and/or a decrease in the average market value of certain portfolio companies, some of which were below their invested capital, which impacted the computation of management fees, as compared to the prior period. This decrease was partially offset by an increase of $0.9 million primarily attributable to Fund IV and Fund IV Coinvestment due to an increase in the average market value of certain portfolio companies for the three months ended September 30, 2017, as compared to the prior period.

Incentive income was $10.8 million for the three months ended September 30, 2017 related to the Italian NPL Opportunities Fund and MSR Opportunities Funds.

Expenses

Expenses were $11.0 million for the three months ended September 30, 2017, a net increase of $3.6 million, compared to $7.4 million for the three months ended September 30, 2016. The increase in expenses was primarily attributable to a $4.2 million in profit sharing compensation expense and accruals for Principal Performance Payments related to the increase in incentive income as described above. This increase was partially offset by (i) a $0.5 million decrease in compensation and benefits expense and (ii) a $0.1 million net decrease in general and administrative and corporate allocable expenses for the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $15.1 million for the three months ended September 30, 2017, an increase of $15.1 million, compared to less than $0.1 million for the three months ended September 30, 2016. The increase in net investment income was attributable to an increase in the distribution of earnings related to realization events in our PE funds.

Permanent Capital Vehicles

The following table presents our results of operations for our permanent capital vehicles segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$92,370	$81,886	$10,484	$31,205	$27,456	$3,749
Incentive Income	121,670	26,191	95,479	57,575	10,271	47,304
Segment revenues — total	$214,040	$108,077	$105,963	$88,780	$37,727	$51,053
Pre-tax distributable earnings	$110,475	$41,174	$69,301	$46,482	$14,288	$32,194

Nine months ended September 30

Pre-tax distributable earnings increased by $69.3 million primarily due to:

Revenues

Management fees were $92.4 million for the nine months ended September 30, 2017, a net increase of $10.5 million compared to $81.9 million for the nine months ended September 30, 2016. The increase in management fees was primarily attributable to increases of (i) $11.7 million from New Residential and New Media related to increases in average AUM as a result of equity raised during 2017 and 2016 and (ii) $0.5 million from Eurocastle related to an increase in average AUM during 2017. These increases were partially offset by decreases of (i) $1.3 million primarily from FTAI as a result of a decrease in average AUM and (ii) $0.5 million from Blue Harbor for the nine months ended September 30, 2017, as compared to the prior period.

Incentive income was $121.7 million for the nine months ended September 30, 2017, a net increase of $95.5 million, compared to $26.2 million of incentive income recognized for the nine months ended September 30, 2016. The increase in incentive income was primarily attributable to increases of (i) $60.5 million in incentive income related to New Residential, (ii) $29.3 million in incentive income related to Eurocastle, (iii) $9.6 million in incentive income related to the exercise of our options and the resulting sale of a portion of the shares received in Eurocastle for the nine months ended September 30, 2017 and (iv) $2.3 million in incentive income related to New Senior. These increases were partially offset by decreases of (i) $4.0 million in incentive income related to the exercise of our options and resulting sale of shares in New Residential for the nine months ended September 30, 2016 and (ii) $2.2 million in incentive income related to New Media for the nine months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $105.9 million for the nine months ended September 30, 2017, a net increase of $37.1 million, compared to $68.8 million for the nine months ended September 30, 2016. The increase in expenses was primarily attributable to increases of (i) $33.7 million in compensation and benefits expense and (ii) $10.0 million in accruals for Principal Performance Payments. These increases were partially offset by (i) a $5.6 million decrease in profit sharing compensation expense and (ii) a $1.0 million net decrease in general and administrative and corporate allocable expenses for the nine months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $2.4 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively. Net investment income consisted primarily of dividends from our investments held in the publicly traded permanent capital vehicles.

Three months ended September 30

Pre-tax distributable earnings increased by $32.2 million primarily due to:

Revenues

Management fees were $31.2 million for the three months ended September 30, 2017, a net increase of $3.7 million compared to $27.5 million for the three months ended September 30, 2016. The increase in management fees was primarily attributable to increases of (i) $3.9 million from New Residential and New Media related to increases in average AUM as a result of equity raised during 2017 and 2016 and (ii) $0.5 million from Eurocastle related to an increase in average AUM during 2017. These increases were partially offset by decreases of (i) $0.4 million primarily from FTAI as a result of a decrease in average AUM and (ii) $0.3 million from Blue Harbor for the three months ended September 30, 2017, as compared to the prior period.

Incentive income was $57.6 million for the three months ended September 30, 2017, a net increase of $47.3 million, compared to $10.3 million of incentive income recognized for the three months ended September 30, 2016. The increase in incentive income was primarily attributable to increases of (i) $24.4 million in incentive income related to Eurocastle, (ii) $17.3 million in incentive income related to New Residential, (iii) $9.6 million in incentive income related to the exercise of our options and the resulting sale of a portion of the shares in Eurocastle for the three months ended September 30, 2017 and (iv) $0.4 million incentive income related to New Media. These increases were partially offset by decreases of (i) $4.0 million in incentive income related to the exercise of our options and resulting sale of shares in New Residential for the three months ended September 30, 2016 and (ii) $0.3 million in incentive income related to New Senior for the three months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $43.4 million for the three months ended September 30, 2017, a net increase of $19.3 million, compared to $24.1 million for the three months ended September 30, 2016. The increase in expenses was primarily attributable to increases of (i) $17.3 million in compensation and benefits expense and (ii) $4.2 million in accruals for Principal Performance Payments. These increases were partially offset by (i) a $1.5 million decrease in profit sharing compensation expense and (ii) a $0.7 million net decrease in general and administrative and corporate allocable expenses for the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.1 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. Net investment income consisted primarily of dividends from our investments held in the publicly traded permanent capital vehicles.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$112,045	$112,572	$(527)	$36,973	$38,100	$(1,127)
Incentive Income	74,831	84,015	(9,184)	28,145	44,256	(16,111)
Segment revenues — total	$186,876	$196,587	$(9,711)	$65,118	82,356	$(17,238)
Pre-tax distributable earnings	$70,341	$76,242	$(5,901)	$24,538	$35,799	$(11,261)

Nine months ended September 30

Pre-tax distributable earnings decreased by $5.9 million primarily due to:

Revenues

Management fees were $112.0 million for the nine months ended September 30, 2017, a net decrease of $0.5 million, compared to $112.6 million for the nine months ended September 30, 2016. Management fees decreased by $5.5 million primarily related to the co-management of the Mount Kellett Funds for the nine months ended September 30, 2017, as compared to the prior period. This decrease was partially offset by an increase in management fees of $5.0 million primarily attributed to (i) $3.3 million related to the Drawbridge Special Opportunities Funds due to an increase in average AUM and (ii) $1.4 million related to the JP Funds, which Fortress became the investment manager in March 2016.

Incentive income, which is determined on a fund-by-fund basis, was $74.8 million for the nine months ended September 30, 2017, a net decrease of $9.2 million, compared to $84.0 million for the nine months ended September 30, 2016. The decrease in incentive income was primarily attributable to decreases of (i) $6.2 million in incentive income generated from other investments, (ii) $2.6 million in incentive income from the Drawbridge Special Opportunities Funds primarily related to a decrease in RCA distributions for the nine months ended September 30, 2017, as compared to the prior period and (iii) $0.8 million in incentive income from the Worden Fund. These decreases were partially offset by increases of (i) $0.3 million in incentive income from the JP Funds and (ii) $0.1 million in incentive income related to the Fortress Japan Income Fund for the nine months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $121.2 million for the nine months ended September 30, 2017, a net decrease of $2.2 million, compared to $123.4 million for the nine months ended September 30, 2016. The decrease in expenses was attributable to a $6.3 million decrease in accruals for Principal Performance Payments. This decrease was partially offset by (i) a $1.7 million increase in compensation and benefits expense, (ii) a $1.3 million net increase in general and administrative and corporate allocable expenses and (ii) a $1.1 million increase in profit sharing expense for the nine months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $4.7 million for the nine months ended September 30, 2017, a net increase of $1.6 million, compared to $3.1 million for the nine months ended September 30, 2016. The increase in net investment income was primarily related to increases of (i) $0.8 million primarily in net investment income generated from other investments and (ii) $0.8 million in earnings from our investments in our credit hedge funds.

Three months ended September 30

Pre-tax distributable earnings decreased by $11.3 million primarily due to:

Revenues

Management fees were $37.0 million for the three months ended September 30, 2017, a net decrease of $1.1 million, compared to $38.1 million for the three months ended September 30, 2016. Management fees decreased by $2.1 million primarily related to the the co-management of the Mount Kellett Funds and the Value Recovery Funds for the three months ended September 30, 2017, as compared to the prior period. This decrease was partially offset by an increase of $1.0 million primarily related to the Drawbridge Special Opportunities Funds due to an increase in average AUM.

Incentive income, which is determined on a fund-by-fund basis, was $28.1 million for the three months ended September 30, 2017, a net decrease of $16.1 million, compared to $44.3 million for the three months ended September 30, 2016. The decrease in incentive income was primarily attributable to decreases of (i) $11.6 million in incentive income from the Drawbridge Special Opportunities Funds, (ii) $4.3 million in incentive income generated from other investments and (iii) $0.7 million in incentive income from the Worden Fund. The decrease of $11.6 million in incentive income from the Drawbridge Special Opportunities Funds was attributable to decreases of (i) $8.0 million in incentive income as a result of lower returns for the three months ended September 30, 2017, as compared to the prior period and (ii) $3.6 million in RCA distributions. These decreases were partially offset by a $0.5 million increase in incentive income from the JP Funds for the three months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $42.5 million for the three months ended September 30, 2017, a net decrease of $5.5 million, compared to $48.0 million for the three months ended September 30, 2016. The decrease in expenses was attributable to decreases of $4.8 million and $4.0 million in accruals for Principal Performance Payments and profit sharing compensation expense, respectively, related to the decrease in incentive income as described above. These decreases were partially offset by (i) a $3.0 million net increase in general and administrative and corporate allocable expenses and (ii) a $0.3 million increase in compensation and benefits expense for the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $1.9 million for the three months ended September 30, 2017, an increase of $0.5 million, compared to $1.4 million for the three months ended September 30, 2016. The increase in net investment income was attributed to increases of (i) $0.4 million primarily in net investment income generated from other investments and (ii) $0.1 million in earnings from our investments in our credit hedge funds.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment Revenues
Management Fees	$89,114	$94,842	$(5,728)	$28,920	$33,182	$(4,262)
Incentive Income	116,958	196,131	(79,173)	42,096	57,880	(15,784)
Segment revenues — total	$206,072	$290,973	$(84,901)	$71,016	$91,062	$(20,046)
Pre-tax distributable earnings	$55,773	$106,936	$(51,163)	$20,494	$31,550	$(11,056)

Nine months ended September 30

Pre-tax distributable earnings decreased by $51.2 million primarily due to:

Revenues

Management fees were $89.1 million for the nine months ended September 30, 2017, a net decrease of $5.7 million, compared to $94.8 million for the nine months ended September 30, 2016. Management fees decreased $14.1 million primarily attributed to (i) Credit Opportunities Funds II and III and related managed accounts and Japan Opportunity Funds I, II and III as a result of a decrease in their average AUM primarily due to net capital distributed during 2017 and 2016 and (ii) the Global Opportunities Funds for the nine months ended September 30, 2017, as compared to the prior period. This decrease was partially offset by an increase in management fees of $8.4 million attributed to (i) $7.1 million related to Credit Opportunities Funds IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2017 and 2016, (ii) $1.3 million primarily attributed to Secured Lending Fund I and FJOF3 Residential Coinvestment Fund, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.

Incentive income was $117.0 million for the nine months ended September 30, 2017, a net decrease of $79.2 million compared to $196.1 million for the nine months ended September 30, 2016. The decrease in incentive income is primarily attributed to decreases of (i) $70.0 million in incentive income received from Credit Opportunities Funds I and II and related managed accounts, (ii) $34.4 million in incentive income received from Japan Opportunity Fund I, (iii) $7.2 million in incentive income received from Real Estate Opportunities Fund I and REOC Fund and (iv) $4.7 million in incentive income received primarily from the Real Assets Fund for the nine months ended September 30, 2017, as compared to the prior period. These decreases were partially offset by increases of (i) $26.6 million in incentive income received from Japan Opportunity Funds II and III, (ii) $8.5 million in incentive income received from Credit Opportunities Fund III and related managed accounts and (iii) $2.0 million in incentive income received from Real Estate Opportunities Fund II for the nine months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $159.6 million for the nine months ended September 30, 2017, a net decrease of $38.6 million, compared to $198.2 million for the nine months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases of $39.3 million and $1.3 million in profit sharing compensation expense and compensation and benefits expense, respectively. These decreases were partially offset by (i) a $1.5 million net increase in general and administrative and corporate allocable expenses and (ii) a $0.5 million increase in accruals for Principal Performance Payments for the nine months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $9.3 million for the nine months ended September 30, 2017, a decrease of $4.8 million, compared to $14.1 million for the nine months ended September 30, 2016. The decrease in net investment income was primarily attributable to a $4.7 million decrease in distribution of earnings related to realization events in our credit PE funds.

Three months ended September 30

Pre-tax distributable earnings decreased by $11.1 million primarily due to:

Revenues

Management fees were $28.9 million for the three months ended September 30, 2017, a net decrease of $4.3 million, compared to $33.2 million for the three months ended September 30, 2016. Management fees decreased by $7.5 million primarily attributed to (i) Credit Opportunities Funds II and III and related managed accounts and Japan Opportunity Funds I, II and III as a result of a decrease in their average AUM primarily due to net capital distributed during 2017 and 2016 and (ii) the Global Opportunities Funds for the three months ended September 30, 2017, as compared to the prior period. This decrease was partially offset by an increase in management fees of $3.3 million attributed to (i) $2.6 million related to Credit Opportunities Fund IV and related managed accounts as a result of an increase in their average AUM primarily due to net capital contributed during 2017 and 2016 and (ii) $0.6 million primarily related to Secured Lending Fund I and FJOF3 Residential Coinvestment Fund, which commenced in the fourth quarter of 2016 and the first quarter of 2017, respectively.

Incentive income was $42.1 million for the three months ended September 30, 2017, a net decrease of $15.8 million compared to $57.9 million for the three months ended September 30, 2016. The decrease in incentive income is primarily attributed to decreases of (i) $26.6 million in incentive income received from Credit Opportunities Fund I and related managed accounts, (ii) $7.9 million in incentive income received from the Japan Opportunity Fund, (iii) $2.8 million in incentive income received from Real Estate Opportunities Fund I and REOC Fund and (iv) $2.0 million in incentive income received primarily from the Real Assets Fund for the three months ended September 30, 2017, as compared to the prior period. These decreases were partially offset by increases of (i) $13.6 million in incentive income received from Japan Opportunity Funds II and III, (ii) $8.0 million in incentive income received from Credit Opportunities Funds II and III and their related managed accounts and (iii) $2.0 million in incentive income received from Real Estate Opportunities Fund II for the three months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $55.1 million for the three months ended September 30, 2017, a net decrease of $8.3 million, compared to $63.4 million for the three months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases of $7.7 million and $1.8 million in profit sharing compensation expense and compensation and benefits expense, respectively. These decreases were partially offset by (i) a $0.9 million increase in accruals for Principal Performance Payments and (ii) a $0.3 million net increase in general and administrative and corporate allocable expenses for the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $4.5 million for the three months ended September 30, 2017, a net increase of $0.6 million, compared to $3.9 million for the three months ended September 30, 2016. The increase in net investment income was primarily attributable to a $0.7 million increase in distribution of earnings related to realization events in our credit PE funds.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment revenues
Management Fees	$2,222	$13,391	$(11,169)	$1,583	$1,291	$292
Incentive Income	561	996	(435)	511	2	509
Segment revenues — total	$2,783	$14,387	$(11,604)	$2,094	$1,293	$801
Pre-tax distributable earnings (loss)	$17,732	$(8,965)	$26,697	$4,178	$(4,978)	$9,156

Nine months ended September 30

Pre-tax distributable earnings increased by $26.7 million primarily due to:

Revenues

Management fees were $2.2 million for the nine months ended September 30, 2017, a net decrease of $11.2 million, compared to $13.4 million for the nine months ended September 30, 2016. The decrease in management fees was attributable to decreases of (i) $8.6 million primarily from the Affiliated Manager as a result of the termination of the infrastructure services agreement with Graticule in May 2016, (ii) $2.0 million from Fortress Partners Funds as a result of a decrease in average AUM, (iii) $1.1 million related to Fortress's transfer of its rights as the general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and (iv) $1.1 million related to Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016. These decreases were partially offset by a $1.6 million increase in fees generated from other investments for the nine months ended September 30, 2017, as compared to the prior period.

Incentive income was $0.6 million for the nine months ended September 30, 2017, a net decrease of $0.4 million, compared to $1.0 million for the nine months ended September 30, 2016. The decrease in incentive income was attributable to $0.9 million in incentive income received from Fortress Partners Funds during the nine months ended September 30, 2016. This decrease was partially offset by an increase of $0.5 million in incentive income received from Drawbridge Global Macro Funds during the nine months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $7.0 million for the nine months ended September 30, 2017, a decrease of $17.7 million, compared to $24.7 million for the nine months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases of (i) $9.4 million in general and administrative and corporate allocable expenses, (ii) $7.6 million in compensation and benefits expense and (iii) $0.7 million in profit sharing compensation expense for the nine months ended September 30, 2017, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $10.8 million for the nine months ended September 30, 2017, an increase of $5.9 million, compared to $4.9 million for the nine months ended September 30, 2016. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the nine months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $11.1 million for the nine months ended September 30, 2017, a net increase of $14.7 million, compared to $(3.6) million for the nine months ended September 30, 2016. The increase in net investment income was primarily attributable to (i) an $11.2 million increase in distribution of earnings related to realization events in special investments in our liquid hedge funds, (ii) an $1.9 million decrease in impairment charges with respect to special investments in our liquid hedge funds and (iii) a $3.9 million decrease in losses in earnings from investments in our liquid hedge funds for the nine months ended September 30, 2017, as compared to the prior period. These increases were partially offset by a decrease of $2.3 million in other net investment income primarily attributed to a $1.7 million gain recognized from the sale of certain software and technology-related assets during the nine months ended September 30, 2016.

Three months ended September 30

Pre-tax distributable earnings increased by $9.2 million primarily due to:

Revenues

Management fees were $1.6 million for the three months ended September 30, 2017, a net increase of $0.3 million, compared to $1.3 million for the three months ended September 30, 2016. The increase in management fees was primarily attributable to an increase of $1.4 million in fees generated from other investments. This increase was partially offset by a decrease of $1.1 million primarily from Fortress Partners Funds as a result of a decrease in average AUM for the three months ended September 30, 2017, as compared to the prior period and the Fortress Centaurus Global Funds which were closed by Fortress during the third quarter of 2016.

Incentive income was $0.5 million for the three months ended September 30, 2017, an increase of $0.5 million, compared to less than $0.1 million for the three months ended September 30, 2016. The increase in incentive income was attributable to a $0.5 million increase in incentive income received from Drawbridge Global Macro Funds during the three months ended September 30, 2017, as compared to the prior period.

Expenses

Expenses were $2.4 million for the three months ended September 30, 2017, a decrease of $5.0 million, compared to $7.4 million for the three months ended September 30, 2016. The decrease in expenses was primarily attributable to decreases of (i) $3.4 million in general and administrative and corporate allocable expenses and (ii) $1.5 million in compensation and benefits expense for the three months ended September 30, 2017, as compared to the prior period.

Earnings from the Affiliated Manager

Earnings from the Affiliated Manager was $4.2 million for the three months ended September 30, 2017, an increase of $1.3 million, compared to $2.9 million for the three months ended September 30, 2016. The increase in earnings from the Affiliated Manager was primarily due to an increase in Graticule's earnings, which was primarily a result of an increase in net performance by the Affiliated Manager during the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income (loss) was $0.3 million for the three months ended September 30, 2017, a net increase of $2.0 million, compared to $(1.7) million for the three months ended September 30, 2016. The increase in net investment income was primarily attributable to (i) a $1.9 million increase in earnings from investments in our liquid hedge funds and (ii) a $0.4 million decrease in impairment charges with respect to special investments in our liquid hedge funds for the three months ended September 30, 2017, as compared to the prior period. These increases were partially offset by a decrease of $0.3 million in distribution of earnings related to realization events in special investments in our liquid hedge funds.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Segment Revenues
Management Fees	$42,284	$42,622	$(338)	$12,806	$14,677	$(1,871)
Incentive Income	901	382	519	319	318	1
Segment revenues — total	$43,185	$43,004	$181	$13,125	$14,995	$(1,870)
Pre-tax distributable earnings (loss)	$168,719	$4,828	$163,891	$167,521	$1,944	$165,577

Nine months ended September 30

Pre-tax distributable earnings increased by $163.9 million primarily due to:

Revenues

Management fees were $42.3 million for the nine months ended September 30, 2017, a net decrease of $0.3 million, compared to $42.6 million for the nine months ended September 30, 2016. The decrease in management fees is primarily attributed to the sale of Logan Circle as Fortress no longer earns a management fee subsequent to September 15, 2017, partially offset by an increase in management fees as a result of the net increase in average AUM of Logan Circle through the date of sale in September 2017, as compared to the prior period.

Incentive income was $0.9 million for the nine months ended September 30, 2017, a net increase of $0.5 million, compared to less than $0.4 million for the nine months ended September 30, 2016. The increase in incentive income is primarily the result of returns exceeding performance thresholds for the nine months ended September 30, 2017 for certain managed accounts, as compared to the prior period.

Expenses

Expenses were $43.8 million for the nine months ended September 30, 2017, an increase of $5.1 million, compared to $38.7 million for the nine months ended September 30, 2016. The increase in expenses was primarily attributable to an increase in general and administrative and corporate allocable expenses due to expenses incurred by Fortress in connection with the sale of the Logan Circle business which was completed in September 2017.

Net Investment Income

Net investment income was $169.4 million for the nine months ended September 30, 2017, a net increase of $168.9 million, compared to $0.5 million for the nine months ended September 30, 2016. The increase in net investment income was primarily attributable to the gain recognized on the sale of the Logan Circle business in September 2017.

Three months ended September 30

Pre-tax distributable earnings increased by $165.6 million primarily due to:

Revenues

Management fees were $12.8 million for the three months ended September 30, 2017, a net decrease of $1.9 million, compared to $14.7 million for the three months ended September 30, 2016. The decrease in management fees is primarily attributed to the sale of Logan Circle as Fortress no longer earns a management fee subsequent to September 15, 2017, partially offset by an increase in management fees as a result of the net increase in average AUM of Logan Circle through the date of sale in September 2017, as compared to the prior period.

Expenses

Expenses were $14.6 million for the three months ended September 30, 2017, a net increase of $1.4 million, compared to $13.2 million for the three months ended September 30, 2016. The increase in expenses were primarily attributable to increases of $2.3 million in general and administrative and corporate allocable expenses, of which $2.8 million was incurred by Fortress in connection with the sale of the Logan Circle business which was completed in September 2017, partially offset by a decrease of $0.8 million in compensation and benefits expense for the three months ended September 30, 2017, as compared to the prior period.

Net Investment Income

Net investment income was $169.0 million for the three months ended September 30, 2017 and $0.1 million for the three months ended September 30, 2016. The increase in net investment income was primarily attributable to the gain recognized on the sale of the Logan Circle business in September 2017.

Unallocated

	Nine Months Ended September 30,		2017 vs. 2016	Three Months Ended September 30,		2017 vs. 2016
	2017	2016		$2017	2016	$
Pre-tax distributable loss	$(31,619)	$(9,962)	$(21,657)	$(6,424)	$(2,725)	$(3,699)

The amounts not allocated to a segment consist primarily of expenses incurred by Fortress related to the proposed acquisition by SoftBank for the nine months ended September 30, 2017, interest expense incurred with respect to corporate borrowings, foreign currency transactions and interest income.

Nine months ended September 30

Pre-tax distributable loss increased by $21.7 million primarily due to an increase of $27.8 million in expenses incurred by Fortress related to our proposed acquisition by SoftBank for the nine months ended September 30, 2017. This increase was partially offset by an increase of $6.1 million primarily attributable to (i) a $3.5 million increase in foreign currency transaction gains and (ii) a $2.2 million decrease in interest expense primarily related to a decrease in the average debt balance for the nine months ended September 30, 2017, as compared to the prior period.

Three months ended September 30

Pre-tax distributable loss increased by $3.7 million primarily due to a $5.3 million increase in expenses incurred by Fortress related to our proposed acquisition by SoftBank for the three months ended September 30, 2017. This decrease was partially offset by an increase of $1.6 million primarily attributable to (i) a $0.9 million increase in foreign currency transaction gains and (ii) a $0.4 million decrease in interest expense primarily related to a decrease in the average debt balance for the three months ended September 30, 2017, as compared to the prior period.

Embedded Gains (Losses)

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2017:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund III and Fund III Coinvestment	$5,170	$—	5,170	$ N/A
Fund IV and Fund IV Coinvestment	59,499	7,758	51,741	N/A
Fund V and Fund V Coinvestment	138,657	3	138,654	N/A
Long Dated Value Funds	10,922	240	10,682	N/A
Real Assets Fund	360	—	360	N/A
Credit Opportunities Funds	106,017	49,256	56,761	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Funds)	32,699	14,866	17,833	N/A
Real Estate Opportunities Funds	15,346	10,428	4,918	N/A
Secured Lending Fund I	126	123	3	N/A
MSR Opportunities Funds	2,036	1,450	586	N/A
Italian NPL Opportunities Fund	5,897	2,226	3,671	N/A
Other Funds (combined)
Private investment #1	253,630	205,357	48,273	N/A
Private investment #2	37,898	553	37,345	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT) (D)	2,639	78	2,561	N/A
Drive Shack (NYSE: DS)	624	60	564	N/A
New Residential (NYSE: NRZ)	8,675	413	8,262	N/A
New Media (NYSE: NEWM)	1,107	54	1,053	N/A
New Senior (NYSE: SNR)	1,582	229	1,353	N/A
FTAI (NYSE: FTAI) (D)	7,297	6,283	1,014	N/A
Other
Hedge fund sidepocket investments	2,578	1,854	1,077	(353)
Direct investments - Other	139,438	23,914	115,572	(48)
Total	$832,197	$325,145	$507,453	$(401)

(A)	Represents the net asset value ("NAV") of Fortress's investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress's cost basis in each investment for segment reporting purposes, which is net of any prior impairments recorded for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)
All of the capital of WWTAI was contributed to FTAI which completed its initial public offering ("IPO") in May 2015. Excludes (i) the FTAI shares received at IPO as incentive income, with a fair value of $6.2 million and a segment cost basis of zero as of September 30, 2017 and (ii) the Eurocastle shares received from the August 2017 exercise of options with a fair value of $7.6 million and a segment cost basis of $6.4 million, as of September 30, 2017.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2017, amounts due from our funds included $22.4 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. Although such fund is currently experiencing a liquidity issue, the past due amounts represent less than 4% of such fund's NAV and we believe these fees and reimbursable expenses will ultimately be collected. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $665.6 million as of September 30, 2017, our available draws under our credit facility of $168.1 million as of September 30, 2017, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of September 30, 2017, our most significant cash commitments and contractual cash requirements are our lease obligations, debt obligations, tax receivable agreement obligation and our capital commitments to our funds. Further, our potential liability for the contingent repayment of incentive income is discussed under "— Contractual Obligations" section herein.

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

Our outstanding capital commitments as of September 30, 2017 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FHIF (Holiday)	8,089
FECI (Florida East Coast Railway/Florida East Coast Industries)	1,551
MSR Opportunities Fund I A	5
MSR Opportunities Fund I B	5
MSR Opportunities Fund II A	274
MSR Opportunities Fund II B	2
MSR Opportunities MA I	66

Private Equity Funds in Investment or Commitment Period
Italian NPL Opportunities Fund	8,515

Credit PE Funds
Credit Opportunities Fund	4,343
Credit Opportunities Fund II	1,900
Credit Opportunities Fund III	3,638
FCO Managed Accounts	11,353
Long Dated Value Fund I	1,960
Long Dated Value Fund II	3,140
Long Dated Value Fund III	265
LDVF Patent Fund	66
Real Assets Fund	11,068
Japan Opportunity Fund	4,662
Japan Opportunity Fund II	20,857
Global Opportunities Fund	697
Real Estate Opportunities Fund	618
Real Estate Opportunities REOC Fund	56
CFT Co-invest Fund	207

Credit PE Funds in Investment or Commitment Period
FCO Managed Accounts	29,887
Credit Opportunities Fund IV	3,772
Life Settlements Fund	51
Life Settlements Fund MA	33
Real Estate Opportunities Fund II	7,887
Japan Opportunity Fund III	6,807
Global Opportunities Fund II	2,415
Secured Lending Fund I	377
FJOF3 Residential Coinvestment Fund	7,863

Credit Hedge Fund
Mosaic Acquisition Corp	29,550

Other	594
Total	$182,776

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases as of September 30, 2017 are as follows:

October 1, 2017 to December 31, 2017	$5,865
2018	27,200
2019	26,995
2020	26,001
2021	24,942
2022	23,358
Thereafter	228,663
Total	$363,024

Debt Obligations

As of September 30, 2017, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

The following table presents summarized information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2017
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2017	2016	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$105,000	$105,000	LIBOR + 2.00% (C)	Jan 2021	$168,091
Promissory note (D)	—	77,838	5.00%	Nov 2017	N/A
Total	$105,000	$182,838

(A)	The 2016 Credit Agreement is not collateralized by the assets of Fortress.

(B)	The $275.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $1.9 million was utilized as of September 30, 2017.

(C)	Subject to unused commitment fees of 0.30% per annum.

(D)
Issued to a former Principal in exchange for his Fortress Operating Group units and Class B shares in Fortress. In September 2017, Fortress repaid the principal amount and accrued interest of $1.2 million due on the promissory note which was due to mature in November 2017.

In connection with our proposed Merger, Fortress will evaluate its various options under the 2016 Credit Agreement, including potentially seeking a waiver of certain non-financial covenants.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $811.2 million to FIG Corp., pursuant to a demand note, as amended. As of September 30, 2017, the outstanding balance was approximately $599.9 million including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2016 Credit Agreement as of September 30, 2017:

	September 30, 2017
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$30,000	$32,398	(A)
Consolidated Leverage Ratio	≤	2.50	0.28	(B)
Consolidated Interest Coverage Ratio	≥	4.00	45.25	(B)

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

September 30, 2017
(in millions)
Outstanding debt	$105.0
Plus: Outstanding letters of credit	1.9
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$106.9

Twelve Months Ended
September 30, 2017
(in millions)
Fortress Investment Group LLC net income	$380.1
Depreciation and amortization, interest expense and income taxes	102.1
Extraordinary or non-recurring gains and losses	27.5
Incentive Income Adjustment	64.5
Other Income Adjustment	(250.1)
Compensation expenses recorded in connection with the assignment of certain publicly traded permanent capital vehicle Options and Stock Based Compensation	51.2
Non-controlling interest and tax receivable agreement adjustments	4.6
(Income) loss of excluded entities (as defined in the 2016 Credit Agreement)	0.1
Consolidated EBITDA	$380.0
Interest charges	$8.4

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

During the nine months ended September 30, 2017, Fortress Operating Group declared distributions of $75.7 million to the principals.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $159.7 million and $171.7 million during the nine months ended September 30, 2017 and 2016, respectively.

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

The decrease in net cash from operating activities in 2017 was primarily due to a decrease of $42.7 million provided by the investment funds we consolidate, an $18.6 million decrease in cash collected, net of cash distributed, from affiliates, a $13.4 million increase in amounts paid for compensation and benefits and an increase in cash paid for taxes of $6.3 million. The decrease in net cash provided by operating activities was partially offset by a $39.1 million increase in distributions of earnings from equity method investees, a $13.0 million increase in management fees received from the funds we manage or co-manage, a $8.0 million decrease in cash paid for general and administrative expenses, an increase in cash received for incentive income of $5.6 million (the first quarter of 2016 includes the repayment of our clawback obligation to Fund III related to prior incentive income distributions received) and a decrease in cash paid interest of $2.1 million.

Investing Activities

Our net cash flow provided by investing activities was $321.1 million and $151.8 million during the nine months ended September 30, 2017 and 2016, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(23.9) million and $(14.9) million during the nine months ended September 30, 2017 and 2016, respectively, (ii) distributions of capital from equity method investees (which includes distributions of incentive income that were reinvested in our credit and liquid hedge funds) of $182.5 million and $193.7 million during nine months ended September 30, 2017 and 2016, respectively, (iii) purchases of fixed assets of $(11.5) million and $(13.8) million during these periods, respectively, (iv) proceeds of $195.0 million from the sale of Logan Circle during the nine months ended September 30, 2017, (v) the existing cash balance of $(21.0) million related to consolidated funds on the day we deconsolidated those funds during the nine months ended September 30, 2017, (vi) funding a secured loan of $(25.0) million to an alternative investment manager during the nine months ended September 30, 2016, (vii) principal payments received of $10.9 million on the secured loan during the nine months ended September 30, 2016 and (viii) proceeds of $0.9 million from the sale of direct investments during the nine months ended September 30, 2016.

Financing Activities

Our net cash flow used in financing activities was $(212.4) million and $(312.6) million during the nine months ended September 30, 2017 and 2016, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within "principals' and others' interests in consolidated subsidiaries," of $(44.7) million and $(69.6) million during nine months ended September 30, 2017 and 2016, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(38.6) million and $(68.0) million during nine months ended September 30, 2017 and 2016, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $8.0 million during nine months ended September 30, 2017 and less than $0.1 million during the nine months ended September 30, 2016, (iv) dividend and dividend equivalent payments of $(41.2) million and $(83.1) million during nine months ended September 30, 2017 and 2016, respectively, (v) borrowing of $175.0 million during the nine months ended September 30, 2016, (vi) debt repayment of $(77.8) million and $(222.8) million during the nine months ended September 30, 2017 and 2016, respectively, (vii) payments of $(3.5) million for deferred financing costs during the nine months ended September 30, 2016, (viii) payments related to the purchase agreement with Nomura of $(8.4) million and $(10.6) million during nine months ended September 30, 2017 and 2016, respectively, (ix) payments of $(23.4) million to purchase 4,798,863 Class A shares through a modified "Dutch Auction" self-tender offer during the nine months ended September 30, 2016 and (x) withholding tax paid on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, of $(9.6) million and $(6.6) million during nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the investment vehicles in which Fortress held a variable interest were comprised of 54 VIEs and 87 voting interest entities. For additional discussion about our VIEs and other unconsolidated entities see Note 3 to Part I, Item 1, "Financial Statements — Investments and Fair Value."

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2017. As of September 30, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds (B)	Total Fund Holdings
Basis for Determining Fair Value
1. Quoted market prices	0%	2%	5%	—%	2%
2. Other observable market parameters	27%	6%	4%	—%	12%
3. Significant unobservable market parameters (A)	73%	92%	91%	100%	86%
Total	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds' level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately 95% and 38% of our credit hedge funds' and credit PE funds', respectively, level 3 valuations were based on such sources. Approximately 4% of the investments included in level 3 for the credit hedge funds are valued using NAV as a practical expedient.

(B)
The level 3 investments in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Fortress Partners Funds and Drawbridge Global Macro Funds. Liquid hedge funds excludes the Affiliated Manager.

As of September 30, 2017, $7.2 billion of investments in our private equity funds, $9.4 billion of investments in our credit hedge funds, $10.9 billion of investments in our credit PE funds and $0.1 billion of investments in our liquid hedge funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2017, consistent with the table above:

	Private Equity Funds	Credit Hedge Funds	Credit PE Funds	Liquid Hedge Funds
Management fees, per annum on a prospective basis	$1.1 million or ($2.3 million) (A)	$16.3 million or ($16.3 million)	$0.2 million or ($1.7 million) (A)	less than $0.1 million or less than ($0.1 million)
Incentive income	N/A (B)	N/A (C)	N/A (B)	N/A (C)
Earnings from equity method investees	$36.8 million or ($36.8 million)	$10.0 million or ($10.0 million)	$14.8 million or ($14.8 million)	$0.1 million or ($0.1 million)

The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the value of a portfolio investment of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2017, $1.1 billion of such portfolio investments valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2017 is the current reset date.

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

2013	$90.7
2014	$150.9
2015	$124.7
2016	$130.3
2017: Estimated	$254.5
2018 - 2025: Average Required	$68.7

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to Part I, Item 1, "Financial Statements — Income Taxes and Tax Related Payments." Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, "Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

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

Recent Accounting Pronouncements

Effective January 1, 2017, Fortress adopted Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 permits a policy election to account for forfeitures as they occur or to continue to estimate the number of awards expected to be forfeited over the requisite service period. Upon adoption of ASU 2016-09, Fortress elected to change its accounting policy to account for forfeitures as they occur, rather than estimating expected forfeitures (see Note 7 to Part I, Item 1, "Financial Statements - Compensation"). The change was applied on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017 to (i) decrease total equity by $1.1 million included as a cumulative-effect adjustment from adoption of ASU 2016-09 in Fortress's condensed consolidated statement of changes in equity and (ii) increase total equity by $1.1 million included as a capital increase related to equity-based compensation (net of tax) in Fortress's condensed consolidated statement of changes in equity, resulting in no net impact on total equity. No prior periods were adjusted.

Upon adoption of ASU 2016-09, Fortress adopted on a prospective basis, as required, that excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) related to equity-based compensation be recognized as an income tax benefit or income tax expense, respectively, whereas these items previously were recognized in equity (see Note 5 to Part I, Item 1, "Financial Statements - Income Taxes and Related Tax Payments"). The guidance also requires that excess tax benefits be reported as cash flows from operating activities, as opposed to financing activities, and Fortress has elected to apply this classification amendment prospectively. As such, no prior periods were adjusted. During the nine months ended September 30, 2017, Fortress recorded $0.3 million of net excess tax benefits from delivery of RSUs as a credit to income tax expense in Fortress's condensed consolidated statement of operations and as cash flows from operating activities in Fortress's condensed consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") which is a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Fortress currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved. Whereas ASU 2014-09 requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of ASU 2014-09 may require Fortress to recognize incentive income earlier than as prescribed under current guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard. The new standard is effective for Fortress beginning January 1, 2018. ASU 2014-09 permits the use of either the full retrospective method with application to each prior period presented or the modified retrospective method with a cumulative effect adjustment to the balance sheet as of the beginning of the period of adoption. Fortress expects to adopt the new standard using the modified retrospective method.

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

See Note 9 to Part I, Item 1 "Financial Statements - Commitments and Contingencies" for a discussion of our commitments and contingencies.

Contractual Obligations

As of September 30, 2017, our most significant contractual obligations are our lease obligations, debt obligations, tax receivable agreement obligations and our capital commitments to our funds.

Our total future contractual obligations decreased from $983.0 million as of December 31, 2016 to $930.4 million as of September 30, 2017.

Our total operating lease agreement obligations increased from $362.2 million as of December 31, 2016 to $363.0 million as of September 30, 2017.

Our debt obligations payable decreased from $198.8 million as of December 31, 2016 to $118.0 million as of September 30, 2017, including estimates for interest payments and unused commitment fees.

We refer to the amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as intrinsic clawback. There was no intrinsic clawback as of September 30, 2017 and December 31, 2016.

Our estimated liability under the tax receivable agreement increased from $244.3 million as of December 31, 2016 to $244.7 million as of September 30, 2017.

Our outstanding capital commitments, including our commitments to our funds, have increased from $143.0 million as of December 31, 2016 to $182.8 million as of September 30, 2017.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2017, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of September 30, 2017 (in thousands):

Assets:
Investments	$842,421
Investments in options	69,414

Since Fortress's investments in the various Fortress Funds are not equal, Fortress's risks from a management fee and incentive income perspective (which mirror the funds' investments) and its risks from an investment perspective are not proportional.

Fortress Funds' Market Risk Impact on GAAP Management Fees

Our management fees are generally based on: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, (iii) the NAV of a Fortress Fund or (iv) the contributed capital or book equity (as defined) of a publicly traded permanent capital vehicle, as described in our condensed consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund's life cycle. As of September 30, 2017, approximately 29% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. A change in the fair value of investments held by all of the private equity and credit PE funds would not impact incentive income under GAAP as it is not recognized until received and all contingencies are resolved. However, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2017 would increase or decrease undistributed incentive income by $314.0 million or $(277.1) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on September 30, 2017 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a "high water mark" (minimum future return to recover the loss to the investors) for our funds' performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate distributions exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2017 (in millions).

	10% Positive Change
	GAAP Revenues			Segment Revenues (A)
	Management Fees (B)	Incentive Income (D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income (D)	Investment Income (F)
Private Equity
Funds (C)	$3.7	$ N/A	$50.4	$3.7	$ N/A	$ N/A
Permanent capital vehicles (E)	0.7	N/A	N/A	0.7	—	N/A
Credit
Hedge Funds	13.1	N/A	8.7	13.1	97.1	8.6
PE Funds	0.6	N/A	16.9	0.6	N/A	N/A
Liquid Hedge Funds	—	N/A	0.2	—	N/A	N/A
Total	$18.1	$ N/A	$76.2	$18.1	$97.1	$8.6

	10% Negative Change
	GAAP Revenues			Segment Revenues (A)
	Management Fees (B)	Incentive Income (D)	Earnings from Equity Method Investees	Management Fees (B)	Incentive Income (D)	Investment Income (F)
Private Equity
Funds (C)	$(5.0)	$ N/A	$(50.4)	$(5.0)	$ N/A	$ N/A
Permanent capital vehicles (E)	(0.7)	N/A	N/A	(0.7)	—	N/A
Credit
Hedge Funds	(13.1)	N/A	(8.7)	(13.1)	(64.3)	(8.6)
PE Funds	(2.1)	N/A	(16.9)	(2.1)	N/A	N/A
Liquid Hedge Funds	—	N/A	(0.2)	—	N/A	N/A
Total	$(20.9)	N/A	$(76.2)	$(20.9)	$(64.3)	$(8.6)

(A)	See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis" for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds and credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $1.5 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)	The private equity Fortress Funds held concentrated positions in certain industries as of September 30, 2017, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	40%
Financial Services and Assets	41%
Senior Living	11%
Real Estate	7%
Other	1%
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

(E)
Our investments in the common shares of the publicly traded permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the publicly traded permanent capital vehicles and options granted to us by certain of the publicly traded permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the share price would increase (decrease) unrealized gains (losses) by $33.6 million or $(27.8) million, respectively, and compensation and benefits expense would increase by $4.1 million or decrease by $(3.1) million, respectively. Furthermore, management fees and incentive income for certain of the publicly traded permanent capital vehicles are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(F)
For segment revenues, investment income for private equity funds, permanent capital vehicles, credit PE funds and hedge fund sidepocket investments would not be impacted as unrealized changes are not recorded through distributable earnings. However, a reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2017, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.1 million on an annual basis in the event interest rates (LIBOR) were to increase by 100 basis points.

Exchange Rate Risk

Our investments in non-U.S. dollar denominated Fortress Funds and entities are exposed to foreign exchange risk. As of September 30, 2017, we had $60.1 million of investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would decrease by $5.5 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S, dollar, we estimate the carrying value of our investments and related receivables in non-U.S. dollar denominated Fortress Funds and entities would increase by $6.7 million.

As of September 30, 2017, we have $121.7 million of deferred incentive income related to non-U.S. dollar denominated Fortress Funds which is subject to contingent repayment in the applicable foreign currency. If applicable foreign exchange rates were to weaken by 10% against the U.S. dollar, we estimate the carrying value of this liability would decrease by $11.1 million. If applicable foreign exchange rates were to strengthen by 10% against the U.S. dollar, we estimate the carrying value of this liability would increase by $13.5 million.

As of September 30, 2017, we also have foreign exchange derivative contracts, related to the Japanese Yen, used to economically hedge future non-U.S. dollar denominated revenues with a net unrealized gain position of $4.6 million. If the Japanese Yen were to weaken by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would increase by $18.8 million (resulting in a net unrealized gain position of $23.4 million) and if the Japanese Yen were to strengthen by 10% against the U.S. dollar, we estimate our net unrealized gain position in these contracts would decrease by $23.7 million (resulting in a net unrealized loss position of $19.1 million).

In addition, we held $28.0 million of foreign-denominated cash, primarily Euro, Hong Kong dollar and Japanese Yen as of September 30, 2017.

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

In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate lesser revenues than in previous periods, which would reduce our profit margins. Also, if tax reform legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See "— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis."

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

Finally, we rely on third-party service providers for certain aspects of our business. In particular, a number of our funds rely on a general ledger software provider. Any interruption or deterioration in the performance of these third parties could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

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

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. President Trump has repeatedly identified significant tax reform as a top legislative priority, and based on statements made by President Trump during his electoral campaign and thereafter, such reform could include treating carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. Subsequent to quarter-end House Republicans proposed legislation that would substantially overhaul the tax code. If the U.S. Congress enacts tax reform legislation that includes treating carried interest as ordinary income rather than as capital gain for U.S. federal tax purposes, it could materially increase the amount of taxes that we and possibly our equity holders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. See "— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis" and "— Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

Our business could be negatively impacted by changes in the United States political environment.

Under the Trump Administration there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business as well as the markets in which we compete. Proposals discussed by the Trump Administration that could have a material direct or indirect impact on us include, but are not limited to, tax reform, modifications to international trade policy and restrictions on imports and exports (including through the imposition of tariffs and other taxes on imports). To the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operation and financial condition could be materially and adversely impacted in the future.

New legislation in Europe and in other international markets in which we operate could increase our costs and make it more difficult to operate and market our funds.

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have implemented legislation (the Alternative Investment Fund Manager Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although full implementation of the rules will be staggered over the following five years. AIFMD imposes significant additional costs on the operation of our business in the EU, limits our operating flexibility and may generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation ("EMIR") relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. The EU already has in place 5% risk retention rules, similar to the U.S. Risk Retention Rules, requiring certain EU investors, such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings, that invest in a CLO to ensure that CLO satisfies these rules. These rules are undergoing review by EU regulators and it is unclear whether any modifications will become effective or what shape they will take. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, came into effect in July 2016 and a new version of the Markets in Financial Instruments Directive is expected to be implemented in January 2018, both of which may also impose additional costs and burdens on the operation of our business in Europe.

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

Our success depends in part on our continued growth and the development of our business, which is uncertain and creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. In 2015, we and Mount Kellett Capital Management LP ("Mount Kellett") entered into an agreement for us to become co-manager of the Mount Kellett investment funds and related accounts. In 2016, we became the investment manager of certain funds previously managed by J.P. Morgan Private Equity Limited, and acquired the related management team.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of owners of senior living facilities. In addition, opportunities may arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating or separating and providing operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.

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

Under the 2016 Credit Agreement, which is scheduled to mature in January 2021, we have a $275.0 million revolving credit facility (including a $15.0 million letter of credit subfacility) under which $168.1 million was available to be drawn as of September 30, 2017. The revolving credit facility generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon the credit rating of the borrower's senior unsecured long-term debt and a commitment fee on undrawn amounts that fluctuates depending upon such credit rating. Therefore the interest expense we incur will vary with changes in the applicable LIBOR reference rate and the credit rating. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks, but we are not required to do so and historically we have not hedged interest rate risks arising under the credit facility. There is no guarantee that any such hedges will be economically effective.

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

Risks Related to the Proposed Merger

The Merger is subject to closing conditions, including governmental regulatory approvals, and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our share price, future business and financial results.

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

While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. A number of the conditions are not within our or the Parent's control. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, if any unfavorable terms, conditions or restrictions are imposed in obtaining a waiver to such conditions, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations and, to the extent that the current price of our Class A shares reflects an assumption that the Merger will be completed, the price per share for our Class A shares, in each case as applicable.

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

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on AUM; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in our funds. Losses in our funds result in a decrease in AUM, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2017, amounts due from our funds included $22.4 million of past due management fees and $11.1 million of private equity general and administrative expenses advanced on behalf of a certain Fortress Fund. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in our private equity funds and credit PE funds may decline to invest in future funds we raise. Poor performance of our permanent capital vehicles may result in a decrease in the market price of their common stock and impair their ability to raise capital or pay dividends. The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $1.4 billion through that date in 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016. These events reduced our AUM and therefore our management fees and may impact our reputation and our ability to raise capital for future funds. See "—Assets Under Management —Redemptions."

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such "clawback" obligations for our managed investment funds that are structured as private equity style funds. During the first quarter of 2016, we paid $66.9 million to Fortress Investment Fund III in connection with such clawback obligations ($45.1 million net of employee amounts). As of September 30, 2017, we have no intrinsic clawback obligations for any of our private equity funds or credit PE funds. We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

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

The annual return of capital request date for our flagship credit hedge fund occurs in October and our credit hedge funds received return of capital requests from fee paying investors for a total of $1.4 billion through that date in 2017 and $0.7 billion for the year ended December 31, 2016. For our liquid hedge funds, the remaining investor capital of the Fortress Partners Funds and Drawbridge Global Macro Funds are comprised of sidepocket investments and are not subject to redemption. We closed our Fortress Macro Funds and related managed accounts at the end of 2015, we transferred our rights as general partner and investment manager of the Fortress Convex Asia Funds to a third party during the second quarter of 2016 and we closed the Fortress Centaurus Global Funds during the third quarter of 2016.These events reduced our AUM and therefore our management fees and may impact our reputation. See "—Assets Under Management —Redemptions."

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

In connection with the proposed Merger, we have contractually agreed that we will not pay any dividends with respect to quarterly periods ending after March 31, 2017, while the Merger Agreement remains in effect. Fortress Class A shareholders should therefore not anticipate receiving a dividend with respect to the quarterly periods ended subsequent to March 31, 2017, even if the Merger has not yet been consummated at the time of the customary dividend payment dates for such periods.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board elected to resume quarterly dividends beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also "— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares." If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders. Furthermore, our Board of Directors may choose to utilize funds that would otherwise be available to pay dividends on our Class A shares for other uses, such as share repurchases. For example, in November 2015, we repurchased a portion of our equity for $255.7 million from a former principal. In connection with this purchase, we paid $100.0 million of cash in November 2015 and issued a $155.7 million promissory note, of which one half of the principal amount was repaid in

August 2016 and the remainder, due to mature in November 2017, was repaid in September 2017. In another example, in March 2016 we completed a modified "Dutch auction" self-tender offer and purchased a portion of our Class A shares for $22.8 million.

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

In connection with entering into the Merger Agreement, on February 14, 2017, FIG Corp. entered into the tax receivables agreement waiver with certain other subsidiaries of the Company and the principals, effective as of the closing, pursuant to which, among other things, the principals waived their rights to receive any payments under the tax receivable agreement arising out of the transaction contemplated by the Founders Agreement and other transactions occurring after February 14, 2017. Under the tax receivables agreement waiver, the principals will also agree to amend certain key tax assumptions that affect the timing and amount of future payments to be received by the principals with respect to transactions that occur prior to the closing of the Founders Agreement ("Pre-Transaction Exchanges"). Subject to those amendments, future payments under the tax receivable agreement attributable to Pre-Transaction Exchanges will generally continue to be contingent on FIG Corp. having sufficient future operating income to utilize the applicable tax benefits. In addition, under the tax receivables agreement waiver, the aggregate amount of a principal's future payments under the tax receivable agreement will be capped at such principal's pro rata share of the liability for such payments recorded on our audited consolidated financial statements for the year ending December 31, 2016 (see Notes 5 and 6 to Part I, Item 1, "Financial Statements - Income Taxes and Related Tax Payments" and "- Related Party Transactions and Interests in Consolidated Subsidiaries"). The waivers and amendment provided for the tax receivables agreement waiver will generally have the effect of reducing and/or deferring the payments to which the Principals would otherwise have been entitled under the tax receivable agreement.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2017, we had 404,474,462 outstanding Class A shares on a fully diluted basis, including 107,930,619 resulting from vested equity compensation granted pursuant to our equity incentive plan, 15,899,215 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,382,236 restricted Class A shares granted to directors pursuant to our equity incentive plan. As of September 30, 2017, we had 55,564,908 Class A shares which remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the Company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2017, the number of shares reserved for issuance pursuant to this calculation increased by 688,616. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of September 30, 2017, our principals directly owned an aggregate of 169,207,335 Fortress Operating Group units and also owned an aggregate of 4,268,325 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions (including restrictions in the Voting and Support Agreement and the Founder's Agreement) and Securities Act limitations.

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

4.1	Specimen Certificate evidencing the Registrant's Class A shares (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

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

10.23
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

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

November 9, 2017

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 9, 2017

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

November 9, 2017